Form 10-Q
period 1993-11-30
WALGREEN CO
filed 1994-01-13
CIK 104207

S E C U R I T I E S   A N D   E X C H A N G E   C O M M I S S I O N
                            WASHINGTON, D. C. 20549
                            _______________________


                                   FORM 10-Q


  (Mark One)
  ____X____    Quarterly Report Pursuant to Section 13 or 15(d) of the
                           Securities Exchange Act of 1934

                    For the Quarter ended November 30, 1993.

                                       or

  __________   Transition Report Pursuant to Section 13 or 15(d) of the
                           Securities Exchange Act of 1934

              For the Transition Period from _____________ to _____________

                         Commission file number 1-604.

                                WALGREEN CO._______________________________
             (Exact name of registrant as specified in its charter)


                    ILLINOIS                    36-1924025__________________
             (State of incorporation)   (I.R.S. Employer Identification No.)

      200 Wilmot Road, Deerfield, Illinois                        60015___
    (Address of principal executive offices)                    (Zip Code)

    Registrant's telephone number, including area code:   (708) 940-2500___

         Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes ___X___       No _______

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report (applicable only to corporate issuers).

         COMMON STOCK, $.625 PAR VALUE; ISSUED AND OUTSTANDING 123,070,536 AT NOVEMBER 30, 1993.








                                  Page 1 of 10


                         WALGREEN CO. AND SUBSIDIARIES

                  CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



        The consolidated condensed financial statements included herein have been prepared by the company pursuant to the rules and regulations of the Securities and Exchange Commission. The Consolidated Condensed Balance Sheet as of November 30, 1993 and the Consolidated Condensed Statements of Earnings for the three months ended November 30, 1993 and 1992, and the Consolidated Condensed Statements of Cash Flows for the three months ended November 30, 1993 and 1992 have been prepared without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the company's latest annual report on Form 10-K.

       In the opinion of the company the condensed statements for the unaudited interim periods presented include all adjustments, consisting only of normal recurring adjustments, necessary to present a fair statement of the results for such interim periods. Because of the influence of certain holidays, seasonal and other factors on the company's operations, net earnings for any interim period may not be comparable to the same interim period in previous years, nor necessarily indicative of earnings for the full year.



                         WALGREEN CO. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                                       (Unaudited)
                                                       November 30,   August 31,
                                                          1993           1993
                                                            (In Thousands)
   ASSETS
       Current Assets:
          Cash and cash equivalents                    $   22,110     $   91,597
          Marketable securities, at cost which
             approximates market                           16,600         29,695
          Accounts receivable, net of allowances
             for doubtful accounts of $24,995,000 at
             November 30 and $23,050,000 at August 31     158,121        139,313
          Inventories                                   1,270,800      1,094,035
          Other current assets                             88,302        108,493
             Total Current Assets                       1,555,933      1,463,133

       Property and Equipment, at cost, less
          accumulated depreciation and amortization
          of $477,672,000 at November 30 and
          $453,155,000 at August 31                       970,513        927,333

       Other Non-Current Assets                           146,696        144,725

             TOTAL ASSETS                              $2,673,142     $2,535,191
                                                       ==========     ==========

   LIABILITIES & SHAREHOLDERS' EQUITY
       Current Liabilities:
          Notes payable                                $   12,977     $        -
          Trade accounts payable                          541,061        427,185
          Other current liabilities                       437,954        456,322
             Total Current Liabilities                    991,992        883,507

       Non-Current Liabilities:
          Deferred income taxes                           177,783        173,343
          Other non-current liabilities                   101,727         99,590
             Total Non-Current Liabilities                279,510        272,933

       Shareholders' Equity:
          Preferred stock $.50 par value; authorized
             4,000,000 shares; none issued                      -              -
          Common stock $.625 par value; authorized
             400,000,000 shares; issued and outstanding
             123,070,536 at November 30 and August 31      76,919         76,919
          Retained earnings                             1,324,721      1,301,832
                                                        1,401,640      1,378,751

             TOTAL LIABILITIES & SHAREHOLDERS' EQUITY  $2,673,142     $2,535,191
                                                       ==========     ==========


           The accompanying Notes to Consolidated Condensed Financial
              Statements are an integral part of these Statements.

                          WALGREEN CO. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                                  (UNAUDITED)

                                                    Three Months Ended
                                                        November 30,
                                                     1993         1992
                                                  (Dollars in Thousands
                                                  Except Per Share Data)

        Net Sales                                $2,117,954   $1,914,630

        Costs and Deductions:
           Cost of sales                          1,528,152    1,387,176

           Selling, occupancy and
              administration                        518,443      462,379
                                                  2,046,595    1,849,555

        Other (Income) Expense:
           Interest income                           (1,010)      (1,953)

           Interest expense                             769        3,376
                                                       (241)       1,423

        Earnings before income tax provision
            and cumulative effect of accounting
            changes                                  71,600       63,652

        Income tax provision                         27,387       24,024

        Earnings before cumulative effect of
            accounting changes                       44,213       39,628

        Cumulative effect of accounting changes           -      (23,623)

        Net Earnings                             $   44,213   $   16,005
                                                 ===========  ===========

        Per Share:
            Earnings before cumulative effect
                of accounting changes            $      .36   $      .32

            Cumulative effect of accounting
                changes                                   -         (.19)

            Net Earnings                         $      .36   $      .13
                                                 ===========  ===========

            Dividends Declared                   $      .17   $      .15
                                                 ===========  ===========

           The accompanying Notes to Consolidated Condensed Financial
              Statements are an integral part of these Statements.

                         WALGREEN CO. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                                         Three Months Ended
                                                             November 30,
                                                        1993           1992
                                                           (In Thousands)
   Net cash (used for) provided by operating
      activities                                      $  (6,118)     $   3,646

   Cash (Used for) Provided by Investing Activities:
       Additions to property and equipment              (72,361)       (46,740)
       Net sales of marketable securities                13,095          9,291
       Proceeds from disposition of property and
          equipment                                       1,795          1,612
       Other                                                401           (807)

   Net cash used for investing activities               (57,070)       (36,644)

   Cash (Used for) Provided by Financing Activities:
       Payments of long-term obligations                   (989)          (677)
       Cash dividends paid                              (18,460)       (15,999)
       Proceeds from notes payable                       12,977              -
       Proceeds from employee stock plans                   570          1,178
       Cost of employee common stock purchase and
          option plans                                     (397)          (865)

   Net cash used for financing activities                (6,299)       (16,363)

   Changes in Cash and Cash Equivalents:
       Net decrease in cash and cash equivalents        (69,487)       (49,361)
       Cash and cash equivalents at beginning
          of year                                        91,597        144,540_

   Cash and Cash Equivalents at end of period         $  22,110      $  95,179
                                                      ==========     ==========



           The accompanying Notes to Consolidated Condensed Financial
              Statements are an integral part of these Statements.

                          WALGREEN CO. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



   (1) First quarter fiscal 1993 results have been restated to reflect the early adoption of two Financial Accounting Standards Board pronouncements in the fourth quarter of fiscal 1993. The adoption of SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," resulted in a cumulative pretax charge of $59,138,000 ($36,813,000 after tax; $.30 per share). The adoption of SFAS No. 109, "Accounting for Income Taxes," increased net earnings $13,190,000 ($.11 per share). In addition, accounting for postretirement benefits other than pensions on an accrual basis resulted in a $1,020,000 ($.01 per share) charge against first quarter fiscal 1993 pretax earnings. The effective date of adoption of both standards was September 1, 1992.

   (2) Inventories are valued on a lower of last-in, first-out (LIFO) cost or market basis. At November 30, 1993 and August 31, 1993, inventories would have been greater by $397,743,000 and $388,464,000 respectively, if they had been valued on a lower of first-in, first-out (FIFO) cost or market basis. LIFO inventory costs can only be determined at the end of each fiscal year when inflation rates and inventory levels are finalized; therefore, LIFO inventory costs for interim financial statements are estimated. Cost of sales is primarily computed on an estimated basis and adjusted based on periodic physical inventories.

   (3) The weighted average number of common shares and equivalents used for calculating primary net earnings per share was 123,726,000 and 123,737,000 for the quarters ended November 30, 1993 and 1992, respectively. Fully diluted net earnings per share are the same as primary net earnings per share.

   (4) On December 15, 1992, the company redeemed the $100 million 9 1/2% sinking fund debentures, due 2016, at a cost of $6,821,000 ($.03 per share). The redemption was recorded in the second quarter ending February 28, 1993.

   (5) The company is involved in various legal proceedings incidental to the normal course of business. These include one group of product liability claims filed against the company seeking damages for alleged personal injuries resulting from the ingestion of an over-the-counter product alleged to contain a contaminated bulk material. The company has secured an indemnification from the American subsidiary of a foreign manufacturer, under which over 50% of the cases have been settled or dismissed without the company being required to make any payments. The company also has product liability insurance which it believes provides coverage against these claims. While it is not feasible to predict the outcome of the remaining product liability claims and other legal proceedings and claims with certainty, management is of the opinion, with which its General Counsel concurs, that their ultimate disposition will not have a material adverse effect on the company's consolidated financial position or results of operations.





                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


    Results of Operations

    Net earnings for the first quarter were $44,213,000 or $.36 per share. This was an 11.6% increase over last year's earnings before cumulative effect of accounting changes for postretirement benefits and income taxes of $39,628,000 or $.32 per share. These changes involved restatement of first quarter fiscal 1993 earnings to reflect the new accounting standards, after which net earnings were $16,005,000 or $.13 per share.

    Earning increases resulted from improved sales, higher gross margins and lower interest expense offset by higher selling, occupancy and administration expenses.

    Sales for the quarter ended November 30, 1993 increased 10.6% to $2,117,954,000. Drugstore sales increases resulted from sales gains in existing stores and added sales from new stores, which include an indeterminate amount of market-driven price changes. Comparable drugstore sales gains were 5.3% for the quarter. New store openings accounted for 6.3% of the quarterly sales increase. The company operated 1,889 drugstores as of November 30, 1993 compared to 1,761 a year earlier.

    Prescriptions continued to be the strongest sales category, increasing 19.4% for the quarter with comparable stores sales increasing 13.2%. The company is experiencing its highest level prescription increases since 1988. The number of Walgreen-filled prescriptions has risen nearly 60% in the past five years. Prescription sales accounted for 41% of sales compared to 38% a year ago.

    Favorable prescription sales trends should continue. The population continues to age. People over 65 were 12% of the population in 1990 and could be 15% of the population by 2010. This group accounts for a third of the annual healthcare bill in the U.S. today and could be 50% by the year 2000. The development of new drugs is expected to continue, with special emphasis on drug therapy for diseases that affect the elderly. Proposed healthcare reform is another factor that could result in additional prescription use. Universal pharmaceutical coverage, for example, would extend prescription benefits to as many as 70 million people who don't have them today. Besides these external factors, the company is expanding in new and existing markets. Future growth is also expected in both Healthcare Plus (the company mail service subsidiary) and RxPress (pharmacy-only stores).

    Cost of sales, expressed as a percent to sales, decreased in the first quarter to 72.15% from 72.45% last year. Reduced gross margins in the prescription category were offset by improved gross margins in general merchandise. The company uses the lower of last-in, first-out (LIFO) method of inventory valuation. The estimated annual inflation rates were 2.75% for fiscal 1994 and 3.25% for 1993, which resulted in charges to cost of sales of $9.3 million versus $10.1 million for the same period a year ago. The decline in the rate resulted from lower inflation estimates for almost all categories of merchandise.

    Selling, occupancy and administration expenses increased to 24.48% from 24.15% in the quarter. As a percent to sales, decreases in headquarters
                                       7
    salaries and improved bad debt experience were more than offset by higher store salaries and advertising expense. New stores, which temporarily experience higher salary expense ratios, and the 97 additional stores open 24 hours were the principal reasons for the salary increase as a percent to sales.

    Interest expense decreased due to the December 1992 early redemption of the company's $100 million 9 1/2% sinking fund debentures which cost the company $6,821,000 ($.03 per share) in the second quarter last year. This reduced annual interest expense $9.5 million. The decrease in interest income for the quarter resulted from lower investment rates and levels. Average net investment levels were approximately $65.6 million in 1993 versus $172.0 million in 1992.

    The 1993 effective tax rate increased to 38.25% from 37.74% primarily due to the changes in the federal income tax law enacted in August 1993.

    Financial Condition

    Cash and cash equivalents and marketable securities were $38.7 million at November 30, 1993, even after the redemption of $100 million in debentures which occurred in the second quarter of fiscal 1993. Short-term investment objectives are to maximize yields while minimizing risk and maintaining liquidity. To attain these objectives, investment limits are placed on the amount, type, and issuer of securities.

    Net cash used by operating activities declined $10 million compared to the same period a year ago; however, the company's ongoing profitability is expected to continue supporting expansion and remodeling programs, dividends to shareholders and the funding for various technological improvements.

    Net cash used for investing activities was $57 million for the first quarter versus $37 million last year. Additions to property and equipments were $72 million. Sixty-three stores opened in the first quarter of fiscal 1994 -- the largest non-acquisition quarterly growth ever. This compares to 36 stores opened in the same quarter last year. Forty-three stores were opened in November alone. Planned capital expenditures for fiscal 1994 are $300 million. Plans include opening 175 drugstores and retrofitting all pharmacies with new workstations and laser printers during the fiscal year. In addition, the company plans to enter new markets such as Cleveland and Buffalo next fall. By 1996, expectations are to be opening 200 stores per year across the country. The company's goal is to operate 3,000 stores by the year 2000. The company also plans to open a new mail service facility in Tempe, Arizona. An eighth major distribution center is planned to open in fiscal 1995 near Sacramento, California, to serve the growing store base in the western United States.

    Net cash used for financing activities was $6 million for the first quarter of fiscal 1994 compared to $16 million in fiscal 1993. During the quarter the company obtained $13 million through the placement of commercial paper. These funds were used to finance pre-holiday inventory requirements. At November 30, the company had $112 million in unused bank lines of credit and $100 million of unissued authorized debt securities, previously filed with the Securities and Exchange Commission. In addition, the company has the ability to borrow up to $75 million against corporate-owned life insurance policies.

    There are no accounting standards issued that have not been adopted which would have a material impact on the company's financial statements.
                                        8


                           PART II.  OTHER INFORMATION

          Item 6.  Reports on Form 8-K

                   A report on Form 8-K was filed on October 15, 1993, reporting under "Item 5. Other Events." that the company elected the early adoption of SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," and SFAS No. 109, "Accounting for Income Taxes," in its fourth quarter ended August 31, 1993.







                                       9



                                   SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                      WALGREEN CO._________
                                                      (Registrant)



    Date    January 11, 1994                          C. D. Hunter_________
                                                      Vice Chairman
                                                (Chief Financial Officer)



    Date    January 11, 1994                          R. H. Clausen________
                                                       Controller
                                                (Chief Accounting Officer)




                                      10