Form 10-Q
period 1994-02-28
WALGREEN CO
filed 1994-04-12
CIK 104207

S E C U R I T I E S   A N D   E X C H A N G E   C O M M I S S I O N
                            WASHINGTON, D. C. 20549
                            _______________________


                                   FORM 10-Q


  (Mark One)
  ____X____    Quarterly Report Pursuant to Section 13 or 15(d) of the
                       Securities Exchange Act of 1934

                    FOR THE QUARTER ENDED FEBRUARY 28, 1994

                                        or

  __________   Transition Report Pursuant to Section 13 or 15(d) of the
                       Securities Exchange Act of 1934

               For the Transition Period from __________ to ___________

                         Commission file number 1-604.

             _____________________WALGREEN CO._____________________
             (Exact name of registrant as specified in its charter)

            ILLINOIS                            36-1924025
      (State of incorporation)              (I.R.S. Employer Identification No.)

      200 Wilmot Road, Deerfield, Illinois                        60015
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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (applicable only to corporate issuers).

         COMMON STOCK, $.625 PAR VALUE: ISSUED AND OUTSTANDING 123,070,536 AT MARCH 31, 1994.










                                  Page 1 of 11


                         WALGREEN CO. AND SUBSIDIARIES

                   CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



        The consolidated condensed financial statements included herein have been prepared by the company pursuant to the rules and regulations of the Securities and Exchange Commission. The Consolidated Condensed Balance Sheet as of February 28, 1994 and the Consolidated Condensed Statements of Earnings for the three and six months ended February 28, 1994 and 1993, and the Consolidated Condensed Statements of Cash Flows for the six months ended February 28, 1994 and 1993 have been prepared without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the company's latest annual report on Form 10-K.

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



























                                      2


                          WALGREEN CO. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                       (Unaudited)
                                                       February 28,  August 31,
                                                          1994         1993___
                                                            (In Thousands)
   ASSETS
       Current Assets:
          Cash and cash equivalents                    $   48,481    $   91,597
          Marketable securities, at cost which
             approximates market                           23,722        29,695
          Accounts receivable, net of allowances
             for doubtful accounts of $26,382,000 at
             February 28, and $23,050,000 at August 31    190,913       139,313
          Inventories                                   1,191,089     1,094,035
          Other current assets                             86,711       108,493
             Total Current Assets                       1,540,916     1,463,133

       Property and Equipment, at cost, less
          accumulated depreciation and amortization
          of $502,885,000 at February 28, and
          $453,155,000 at August 31                     1,004,210       927,333

       Other Non-Current Assets                           137,188       144,725

             TOTAL ASSETS                              $2,682,314    $2,535,191
                                                       ==========    ==========

   LIABILITIES & SHAREHOLDERS' EQUITY
       Current Liabilities:
          Trade accounts payable                       $  419,911    $  427,185
          Other current liabilities                       492,777       456,322
             Total Current Liabilities                    912,688       883,507

       Non-Current Liabilities:
          Deferred income taxes                           182,223       173,343
          Other non-current liabilities                   109,779        99,590
             Total Non-Current Liabilities                292,002       272,933

       Shareholders' Equity:
          Preferred stock $.50 par value; authorized
             4,000,000 shares; none issued                      -             -
          Common stock $.625 par value; authorized
             400,000,000 shares; issued and outstanding
             123,070,536 at February 28 and August 31      76,919        76,919
          Retained earnings                             1,400,705     1,301,832
                                                        1,477,624     1,378,751

             TOTAL LIABILITIES & SHAREHOLDERS' EQUITY  $2,682,314    $2,535,191
                                                       ==========    ==========

              The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these Statements.



                                      3
                          WALGREEN CO. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                                  (UNAUDITED)


                             Three Months Ended           Six Months Ended
                               February 28,                  February 28,
                            1994          1993            1994           1993___
                                (Dollars in Thousands Except Per Share Data)

  Net Sales              $2,498,537    $2,257,921      $4,616,491    $4,172,551_

  Costs and Deductions:
     Cost of sales        1,785,579     1,619,735       3,313,731     3,006,911

     Selling, occupancy and
        administration      555,317       497,361       1,073,760       959,740_
                          2,340,896     2,117,096       4,387,491     3,966,651_

  Other (Income) Expense:
     Interest income         (1,119)       (1,540)         (2,129)       (3,493)

     Interest expense           679         1,282           1,448         4,658

     Debt redemption costs        -         6,821               -         6,821_
                               (440)        6,563            (681)        7,986_
  Earnings before income tax
      provision and cumulative
      effect of accounting
      changes               158,081       134,262         229,681       197,914

  Income tax provision       60,466        50,679          87,853        74,703_

  Earnings before cumulative
      effect of accounting
      changes                97,615        83,583         141,828       123,211

  Cumulative effect of
      accounting changes          -             -               -       (23,623)

  Net Earnings           $   97,615    $   83,583      $  141,828    $   99,588
                         ===========   ===========     ===========   ===========

  Per Share:
      Earnings before cumulative
      effect of accounting
      changes            $      .79    $       67      $     1.15    $      .99

      Cumulative effect
      of accounting
      changes                     -             -               -          (.19)

     Net Earnings        $      .79    $      .67      $     1.15    $      .80
                         ===========   ===========     ===========   ===========

     Dividends Declared  $      .17    $      .15      $      .34    $      .30
                        ===========   ===========     ===========   ===========
           The accompanying Notes to Consolidated Condensed Financial
              Statements are an integral part of these Statements.
                                        4

                           WALGREEN CO. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                          Six Months Ended
                                                            February 28,
                                                         1994          1993____
                                                           (In Thousands)

   Net cash provided by operating activities          $ 117,478      $ 140,583_

   Cash (Used for) Provided by Investing Activities:
       Additions to property and equipment             (139,361)       (83,297)
       Net sales of marketable securities                 5,973         22,268
       Investment in corporate-owned life insurance     (19,676)       (19,687)
       Proceeds from borrowing against corporate-
          owned life insurance                           29,526              -
       Proceeds from disposition of property and
          equipment                                       6,407          3,662
       Other                                                 76         (1,078)_

   Net cash used for investing activities              (117,055)       (78,132)_

   Cash (Used for) Provided by Financing Activities:
       Cash dividends paid                              (39,388)       (34,459)
       Payments of long-term obligations                 (5,100)      (105,068)
       Proceeds from (purchases for) employee
          stock plans                                     2,055        (15,640)
       Cost of employee common stock purchase and
          option plans                                   (1,106)        (1,656)


   Net cash used for financing activities               (43,539)      (156,823)

   Changes in Cash and Cash Equivalents:
       Net decrease in cash and cash equivalents        (43,116)       (94,372)
       Cash and cash equivalents at beginning
          of year                                        91,597        144,540_

   Cash and Cash Equivalents at end of period         $  48,481      $  50,168
                                                      ==========     ==========













           The accompanying Notes to Consolidated Condensed Financial
              Statements are an integral part of these Statements.


                                      5



                          WALGREEN CO. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


   (1) Fiscal 1993 results have been restated to reflect the early adoption of two Financial Accounting Standards Board pronouncements in the fourth quarter of fiscal 1993. In the first quarter of fiscal 1993, the adoption of SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," resulted in a cumulative pretax charge of $59,138,000 ($36,813,000 after tax; $.30 per share), and the adoption of SFAS No. 109, "Accounting for Income Taxes," increased net earnings $13,190,000 ($.11 per share). In addition, accounting for postretirement benefits other than pensions on an accrual basis resulted in $1,020,000 ($.01 per share) and $2,040,000 ($.02 per share) charges against pretax earnings for the three and six months ended February 28, 1993, respectively. The effective date of adoption of both standards was September 1, 1992.

   (2) Inventories are valued on a lower of last-in, first-out (LIFO) cost or market basis. At February 28, 1994 and August 31, 1993, inventories would have been greater by $408,721,000 and $388,464,000 respectively, if they had been valued on a lower of first-in, first-out (FIFO) cost or market basis. LIFO inventory costs can only be determined at the end of each fiscal year when inflation rates and inventory levels are finalized; therefore, LIFO inventory costs for interim financial statements are estimated. Cost of sales is primarily computed on an estimated basis and adjusted based on periodic physical inventories.

   (3) The weighted average number of common shares and equivalents used for calculating primary net earnings per share was 123,720,000 and 123,758,000 for the six months ended February 28, 1994 and 1993, respectively. Fully diluted net earnings per share are the same as primary net earnings per share.

   (4) On December 15, 1992, the company redeemed the $100 million 9 1/2% sinking fund debentures, due 2016, at a cost of $6,821,000 ($.03 per share).
The costs to retire the debt were not reflected as an extraordinary item because they were not material.

   (5) The company is involved in various legal proceedings incidental to the normal course of business. These include one group of product liability claims filed against the company seeking damages for alleged personal injuries resulting from the ingestion of an over-the-counter product alleged to contain a contaminated bulk material. The company has secured an indemnification from the American subsidiary of a foreign manufacturer, under which over 55% of the cases have been settled or dismissed without the company being required to make any payments. The company also has product liability insurance which it believes provides coverage against these claims. While it is not feasible to predict the outcome of the remaining product liability claims and other legal proceedings and claims with certainty, management is of the opinion, with which its General Counsel concurs, that their ultimate disposition will not have a material adverse effect on the company's consolidated financial position or results of operations.




                                     6

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


    Results of Operations

    Net earnings for the second quarter, ended February 28, 1994, were $97,615,000 or $.79 per share. This was a 16.8% increase over last year. Net earnings for the six months, before the cumulative effect of accounting changes for postretirement benefits and income taxes, which involved restatement of fiscal 1993 earnings, were up 15.1% to $141,828,000 or $1.15 per share. Net earnings for the six months ended February 28, 1994 were up 42.4% from last year which was negatively impacted by the cumulative effect of accounting changes for postretirement benefits and income taxes.

    Net earnings for both the quarter and six months benefited by comparison to last year, which was negatively impacted by 3 cents per share due to redemption of all $100 million of the company's 9 1/2 percent sinking fund debentures, due in 2016.

    Sales increased by 10.7% in the second quarter, to $2,498,537,000, and rose by 10.6% to $4,616,491,000 for the first six months. Drug store sales increases resulted from sales gains in existing stores, added sales from new stores, and an indeterminate amount of market driven price changes. Comparable drug store sales gains were 4.6% for the quarter and 4.9% for the first six months. New stores accounted for 7.5% and 7.0% of the quarterly and six-month sales increases. The company operated 1,901 drug stores as of February 28, 1994, compared to 1,769 a year earlier.

    Prescriptions continued to be the strongest sales category, increasing 18.5% for the second quarter and 18.9% for the first six months. Prescription sales accounted for 37.8% of the second quarter sales and 39.3% of the sales for the six-month period. This compared to 35.3% and 36.5% for the quarter and six-month periods last year. Prescription sales in comparable stores (those open at least one year) were up 12.3% for the six-month period.

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

    Cost of sales as a percentage of sales decreased in the second quarter to 71.5% from 71.7% last year, and to 71.8% from 72.1% for the six-month period. Third party prescription business continued to negatively affect pharmacy gross margins. This was more than offset by improved gross margins in the rest of the store. The company uses the last-in, first-out (LIFO) method of inventory valuation, which states cost of sales at the most recent costs. The estimated annual inflation rates were 2.75% for fiscal 1994 and

                                          7
    3.25% for 1993, which resulted in charges to cost of sales of $11.0 million and $20.3 million for the quarter and six-month period ended February 28, 1994 versus $11.9 million and $22.0 million for the same periods a year ago. The decline in the rate principally resulted from lower inflation estimates for prescription inventories.

    Selling, occupancy and administration expenses increased to 22.2% from 22.0% of sales for the quarter and to 23.3% from 23.0% of sales for the six months. As a percent to sales, decreases in headquarters costs and improved bad debt experience were more than offset by higher store salaries and various other store expenses. New stores, which temporarily experience higher salary expense ratios, and the 40 additional stores open 24 hours were the principal reasons for the salary increases as a percent to sales. In addition, higher advertising costs contributed to the six-month increase.

    Interest expense decreased due to the December 1992 early redemption of the company's $100 million 9 1/2% sinking fund debentures which cost the company $6,821,000 ($.03 per share) in the second quarter last year. This reduced annual interest expense $9.5 million. The decrease in interest income for the quarter and six months resulted from lower investment rates and levels. Average net investment levels were approximately $87 million for the quarter and $76 million for the six months. This compared to $110 million and $141 million for the same periods a year ago.

    The 1994 effective tax rate increased to 38.25% from 37.75% primarily due to the changes in the federal income tax law enacted in August 1993.

    Financial Condition

    Cash and cash equivalents and marketable securities were $72 million at February 28, 1994, compared to $109 million at February 28, 1993. Short-term investment objectives are to maximize yields while minimizing risk and maintaining liquidity. To attain these objectives, investment limits are placed on the amount, type, and issuer of securities.

    Net cash provided by operating activities declined $23 million compared to the same period a year ago primarily due to inventory required for new stores. The company's ongoing profitability is expected to continue supporting expansion and remodeling programs, dividends to shareholders and the funding for various technological improvements.

    Net cash used for investing activities was $117 million for the first six months versus $78 million last year. During fiscal 1994 the company borrowed $30 million against corporate-owned life insurance which was used to finance working capital requirements. Additions to property and equipment were $139 million compared to $83 million last year. Ninety-seven stores opened in the first six months of fiscal 1994 -- the largest six-month non-acquisition growth ever. This compares to 57 stores opened in the same period last year. Planned capital expenditures for fiscal 1994 are $300 million. Plans include opening 175 drugstores and retrofitting all pharmacies with new workstations and laser printers during the fiscal year. The company will enter two new markets - Cleveland with at least 15 full service drugstores and Buffalo with five - in the fall. In addition, RxPress (pharmacy-only) units will be introduced into the greater Los Angeles market this summer. By 1996, expectations are to be opening 200 stores per year across the country. The company's goal is to operate 3,000 stores by the year 2000. In September the company plans to open a new mail service facility in Tempe, Arizona. An eighth major distribution center is

                                          8
    planned to open in fiscal 1995 near Sacramento, California, to serve the growing store base in the western United States.

    Net cash used for financing activities was $44 million for the first six months of fiscal 1994 compared to $157 million in fiscal 1993, which included the redemption of $100 million in debentures. At February 28, the company had $111 million in unused bank lines of credit and $100 million of unissued authorized debt securities, previously filed with the Securities and Exchange Commission. In addition, the company has the ability to borrow up to $88 million against corporate-owned life insurance policies.

    There are no accounting standards issued that have not been adopted which would have a material impact on the company's financial statements.














































                                        9

                           PART II.  OTHER INFORMATION


          Item 4.  Submission of Matters to a Vote of Security Holders

                   (a) The company held its Annual Meeting of Shareholders on January 12, 1994.

                   (c) The matters voted upon at the company's annual meeting and the results of the voting were as follows:

                        (1) The shareholders voted for election of the following directors to serve until the next annual meeting or until their successors are elected and qualified:
                                                                        Votes
                                                          Votes For    Withheld
                             Charles R. Walgreen III     102,934,959   194,290
                             Fred F. Canning             102,868,359   194,290
                             Theodore Dimitriou          102,875,757   194,290
                             James J. Howard             102,902,886   194,290
                             Charles D. Hunter           102,930,962   194,290
                             L. Daniel Jorndt            102,935,932   194,290
                             Cordell Reed                102,735,436   194,290
                             John B. Schwemm             102,899,664   194,290
                             William H. Springer         102,895,730   194,290
                             Marilou M. von Ferstel      102,892,961   194,290

                        (2) The shareholders voted 88,344,473 shares for and 13,900,968 shares against with 836,111 abstaining to amend the company's Articles of Incorporation to limit the liability of its directors.

                        (3) The shareholders voted 102,393,902 shares for and 396,603 shares against with 291,048 abstaining to ratify the appointment of Arthur Andersen & Co. as auditors.

          Item 6.  Reports on Form 8-K

                   (b)  Reports on Form 8-K:

                        No reports were filed on Form 8-K during the quarter which ended February 28, 1994.














                                       10


                                   SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                      WALGREEN CO._________
                                                      (Registrant)



    Date    April 11, 1994                            C. D. Hunter_________
                                                      Vice Chairman
                                                (Chief Financial Officer)



    Date    April 11, 1994                             R. H. Clausen________
                                                       Controller
                                                (Chief Accounting Officer)


































                                       11



                                   SIGNATURES



    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                       WALGREEN CO.__________
                                                       (Registrant)



    Date    April 11, 1994                  _________________________________
                                                      C. D. Hunter
                                                      Vice Chairman
                                                (Chief Financial Officer)



    Date    April 11, 1994                  _________________________________
                                                      R. H. Clausen
                                                        Controller
                                                (Chief Accounting Officer)































                                      11





                                INDEX TO EXHIBITS



                                                                     Page No.

        Exhibit 19           Walgreen Co. Executive Stock            12 - 23
                             Option Plan (as amended
                             effective October 13, 1992)












































                                      12