Form 10-Q
period 1994-05-31
WALGREEN CO
filed 1994-07-14
CIK 104207

S E C U R I T I E S   A N D   E X C H A N G E   C O M M I S S I O N
                            WASHINGTON, D. C. 20549
                            _______________________


                                   FORM 10-Q


  (Mark One)
  ____X____    Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                      FOR THE QUARTER ENDED MAY 31, 1994.

                                       or

  __________   Transition Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

               For the Transition Period from ______________ to _____________

                         Commission file number 1-604.

                                WALGREEN CO.____________________________________
             (Exact name of registrant as specified in its charter)

               ILLINOIS                                  36-1924025_____________
      (State of incorporation)              (I.R.S. Employer Identification No.)

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

         COMMON STOCK, $.625 PAR VALUE; ISSUED AND OUTSTANDING 123,070,536 AT JUNE 30, 1994.











                                  Page 1 of 11

                         WALGREEN CO. AND SUBSIDIARIES

                   CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



        The consolidated condensed financial statements included herein have been prepared by the company pursuant to the rules and regulations of the Securities and Exchange Commission. The Consolidated Condensed Balance Sheet as of May 31, 1994 and the Consolidated Condensed Statements of Earnings for the three and nine months ended May 31, 1994 and 1993, and the Consolidated Condensed Statements of Cash Flows for the nine months ended May 31, 1994 and 1993 have been prepared without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the company's latest annual report on Form 10-K.

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




























                                      2

                         WALGREEN CO. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                                       (Unaudited)
                                                         May 31,      August 31,
                                                          1994           1993___
                                                            (In Thousands)
   ASSETS
       Current Assets:
          Cash and cash equivalents                    $  179,860     $   91,597
          Marketable securities, at cost which
             approximates market                           31,825         29,695
          Accounts receivable, net of allowances
             for doubtful accounts of $25,837,000 at
             May 31, and $23,050,000 at August 31         177,732        139,313
          Inventories                                   1,122,219      1,094,035
          Other current assets                             91,327        108,493
             Total Current Assets                       1,602,963      1,463,133

       Property and Equipment, at cost, less
          accumulated depreciation and amortization
          of $526,971,000 at May 31, and
          $453,155,000 at August 31                     1,042,420        927,333

       Other Non-Current Assets                           142,946        144,725

             TOTAL ASSETS                              $2,788,329     $2,535,191
                                                       ==========     ==========

   LIABILITIES & SHAREHOLDERS' EQUITY
       Current Liabilities:
          Trade accounts payable                       $  442,923     $  427,185
          Other current liabilities                       520,779        456,322
             Total Current Liabilities                    963,702        883,507

       Non-Current Liabilities:
          Deferred income taxes                           186,663        173,343
          Other non-current liabilities                   111,225         99,590
             Total Non-Current Liabilities                297,888        272,933

       Shareholders' Equity:
          Preferred stock $.50 par value; authorized
             4,000,000 shares; none issued                      -              -
          Common stock $.625 par value; authorized
             400,000,000 shares; issued and outstanding
             123,070,536 at May 31, and August 31          76,919         76,919
          Retained earnings                             1,449,820      1,301,832
                                                        1,526,739      1,378,751

             TOTAL LIABILITIES & SHAREHOLDERS' EQUITY  $2,788,329     $2,535,191
                                                       ==========     ==========




           The accompanying Notes to Consolidated Condensed Financial
              Statements are an integral part of these Statements.

                                      3
                         WALGREEN CO. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                                  (UNAUDITED)

                             Three Months Ended           Nine Months Ended
                                   May 31,                      May 31,
                            1994          1993            1994           1993___
                                  (Dollars in Thousands Except Per Share Data)

Net Sales                $2,335,961    $2,085,255      $6,952,452    $6,257,806_

Costs and Deductions:
   Cost of sales          1,679,924     1,503,495       4,993,655     4,510,406

   Selling, occupancy and
      administration        541,941       480,054       1,615,701     1,439,794_
                          2,221,865     1,983,549       6,609,356     5,950,200_

Other Income (Expense):
   Interest income           (1,456)       (1,488)         (3,585)       (4,981)

   Interest expense             543           769           1,991         5,427

   Debt redemption costs          -             -               -         6,821_
                               (913)         (719)         (1,594)        7,267_

Earnings before income tax
    provision and cumulative
    effect of accounting
    changes                 115,009       102,425         344,690       300,339

Income tax provision         43,991        38,660         131,844       113,363_

Earnings before cumulative
    effect of accounting
    changes                  71,018        63,765         212,846       186,976

Cumulative effect of
    accounting changes            -             -               -       (23,623)

Net Earnings             $   71,018    $   63,765      $  212,846    $  163,353
                         ===========   ===========     ===========   ===========

Per Share:
    Earnings before cumulative
    effect of accounting
    changes              $      .57    $      .52      $     1.72    $     1.51

    Cumulative effect
    of accounting
    changes                       -             -               -          (.19)

   Net Earnings          $      .57    $      .52      $     1.72    $     1.32
                         ===========   ===========     ===========   ===========

   Dividends Declared    $      .17    $      .15      $      .51    $      .45
                         ===========   ===========     ===========   ===========
             The accompanying Notes to Consolidated Condensed Financial
              Statements are an integral part of these Statements.
                                       4

                          WALGREEN CO. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                          Nine Months Ended
                                                                May 31,
                                                          1994          1993   _
                                                           (In Thousands)

   Net cash provided by operating activities          $ 350,255      $ 297,786_

   Cash (Used for) Provided by Investing Activities:
       Additions to property and equipment             (211,139)      (127,877)
       Net (purchases) sales of marketable securities    (2,130)        61,101
       Investment in corporate-owned life insurance     (25,531)       (25,539)
       Proceeds from borrowing against corporate-
          owned life insurance                           29,526              -
       Proceeds from disposition of property and
          equipment                                       9,874          6,280
       Other                                                434         (1,078)_

   Net cash used for investing activities              (198,966)       (87,113)_

   Cash (Used for) Provided by Financing Activities:
       Cash dividends paid                              (60,309)       (52,920)
       Payments of long-term obligations                 (5,421)      (106,667)
       Proceeds from (purchases for) employee
          stock plans                                     4,799        (14,078)
       Cost of employee stock purchase and
          option plans                                   (2,095)        (1,992)


   Net cash used for financing activities               (63,026)      (175,657)

   Changes in Cash and Cash Equivalents:
       Net increase in cash and cash equivalents         88,263         35,016
       Cash and cash equivalents at beginning
          of year                                        91,597        144,540_

   Cash and Cash Equivalents at end of period         $ 179,860      $ 179,556
                                                      ==========     ==========












           The accompanying Notes to Consolidated Condensed Financial
              Statements are an integral part of these Statements.



                         WALGREEN CO. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


   (1) Fiscal 1993 results have been restated to reflect the early adoption of two Financial Accounting Standards Board pronouncements in the fourth quarter of fiscal 1993. In the first quarter of fiscal 1993, the adoption of SFAS NO. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions," resulted in a cumulative pretax charge of $59,138,000 ($36,813,000 after tax; $.30 per share), and the adoption of SFAS No. 109, "Accounting for Income Taxes," increased net earnings $13,190,000 ($.11 per share). In addition, accounting for postretirement benefits other than pensions on an accrual basis resulted in $1,020,000 and $3,060,000 charges against pretax earnings for the three and nine months ended May 31, 1993, respectively. The effective date of adoption of both standards was September 1, 1992.

   (2) Inventories are valued on a lower of last-in, first-out (LIFO) cost or market basis. At May 31, 1994 and August 31, 1993, inventories would have been greater by $407,903,000 and $388,464,000 respectively, if they had been valued on a lower of first-in, first-out (FIFO) basis. LIFO inventory costs can only be determined at the end of each fiscal year when inflation rates and inventory levels are finalized; therefore, LIFO inventory costs for interim financial statements are estimated. Cost of sales is primarily computed on an estimated basis and adjusted based on periodic inventories.

   (3) On December 15, 1992, the company redeemed the $100 million 9 1/2% sinking fund debentures, due 2016, at a cost of $6,821,000 ($.03 per share).
The costs to retire the debt were not reflected as an extraordinary item because they were not material.


   (4) The weighted average number of common shares and equivalents used for calculating primary net earnings per share was 123,683,000 and 123,741,000 for the nine months ended May 31, 1994 and 1993, respectively. Fully diluted net earnings per share are the same as primary net earnings per share.


   (5) The company is involved in various legal proceedings incidental to the normal course of business. These include one group of product liability claims filed against the company seeking damages for alleged personal injuries resulting from the ingestion of an over-the-counter product alleged to contain a contaminated bulk material. The company has secured an indemnification from the American subsidiary of a foreign manufacturer, under which over 70% of the cases have been settled or dismissed without the company being required to make any payments. The company also has product liability insurance which it believes provides coverage against these claims. While it is not feasible to predict the outcome of the remaining product liability claims and other legal proceedings and claims with certainty, management is of the opinion, with which its General Counsel concurs, that their ultimate disposition will not have a material adverse effect on the company's consolidated financial position or results of operations.






                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Results of Operations

Net earnings for the third quarter, ended May 31, 1994, were $71,018,000 or $.57 per share. This was a 9.6% increase over last year. Net earnings for the nine months, before the cumulative effect of accounting changes for postretirement benefits and income taxes, which involved restatement of fiscal 1993 earnings, were up 13.8% to $212,846,000 or $1.72 per share. Net earnings for the nine months ended May 31, 1994 were up 30.3% from last year.

Net earnings for the nine months benefited by comparison to last year, which was negatively impacted by 3 cents per share due to redemption of all $100 million of the company's 9 1/2 percent sinking fund debentures, due in 2016.

Sales increased by 12.0% in the third quarter, to $2,335,961,000, and rose by 11.1% to $6,952,452,000 for the first nine months. Drug store sales increases resulted from sales gains in existing stores, added sales from new stores, and an indeterminate amount of market driven price changes. Comparable drug store sales gains were 5.8% for the quarter and 5.2% for the first nine months. New stores accounted for 8.1% and 7.3% of the quarterly and nine-month sales increases. The company operated 1,922 drug stores as of May 31, 1994, compared to 1,789 a year earlier.

Prescriptions continued to be the strongest sales category, increasing 18.2% for the third quarter and 18.7% for the first nine months. Prescription business has been increasing at a rate of 1.3 million scripts a month for more than a year. Prescription sales accounted for 42.2% of the third quarter sales and 40.3% of the sales for the nine-month period. This compared to 40.0% and 37.7% for the quarter and nine-month periods last year. Prescription sales in comparable stores (those open at least one year) were up 11.8% for the nine-month period.

Favorable prescription sales trends should continue. The aging population accounts for a third of the annual healthcare bill in the U.S. today and could be 50% by the year 2000. The development of new drugs is expected to continue, with special emphasis on drug therapy for diseases that affect the elderly. Proposed healthcare reform is another factor that could result in additional prescription use. Universal pharmaceutical coverage, for example, would extend prescription benefits to as many as 70 million people who don't have them today. Besides these external factors, the company is expanding in new and existing markets. Future growth is also expected in both Healthcare Plus (the company mail service subsidiary) and RxPress (pharmacy-only stores).

Gross margins as a percentage of sales increased in the third quarter to 28.1% from 27.9% last year, and to 28.2% from 27.9% for the nine-month period. Third party prescription business continued to negatively affect pharmacy gross margins. This was more than offset by improved gross margins in the rest of the store. The company uses the last-in, first-out (LIFO) method of inventory valuation; therefore, the sales and cost of sales are both in "current dollars" which more fairly represent current gross margins.





However, year to year comparisons still contain an inflation factor. In the last few years inflation has slowed. This means comparisons between years for sales, cost of sales, and gross profit are more representative of real volume growth. For LIFO calculation purposes, the estimated annual inflation rates were reduced to 1.75% for fiscal 1994 and 3.00% for 1993 from 2.75% and 3.25% estimated at February 28, 1994 and 1993 respectively, which resulted in a credit to cost of sales of $.8 million and a charge of $19.4 million for the quarter and nine-month periods ended May 31, 1994 versus charges of $8.5 million and $30.5 million for the same periods a year ago. The decline in the rates principally resulted from lower inflation estimates for prescription inventories.

Selling, occupancy and administration expenses increased to 23.2% from 23.0% of sales for both the quarter and nine months. As a percent to sales, improved bad debt experience was more than offset by higher store salaries and costs associated with closing 50 retail locations. The 55 additional new stores, which temporarily experience higher salary expense ratios, and the 45 additional stores open 24 hours were the principal reasons for the salary increases as a percent to sales.

Interest expense for the nine months decreased due to the December 1992 early redemption of the company's $100 million 9 1/2% sinking fund debentures which cost the company $6,821,000 ($.03 per share) in the second quarter last year. This reduced annual interest expense $9.5 million. The decrease in interest income for the nine months resulted from lower investment rates and levels. Average net investment levels were approximately $92 million for the nine months compared to $135 million for the same period a year ago. Interest income for the quarter was comparable to last year because higher interest rates offset lower investment levels.

The 1994 effective tax rate increased to 38.25% from 37.75% primarily due to the changes in the federal income tax law enacted in August 1993.

Financial Condition

Cash and cash equivalents and marketable securities were $212 million at May 31, 1994, compared to $199 million at May 31, 1993. Short-term investment objectives are to maximize yields while minimizing risk and maintaining liquidity. To attain these objectives, investment limits are placed on the amount, type, and issuer of securities.

Net cash provided by operating activities increased $52 million compared to the same period a year ago primarily due to increased earnings. The company's ongoing profitability is expected to continue supporting expansion and remodeling programs, dividends to shareholders and the funding for various technological improvements.

Net cash used for investing activities was $199 million for the first nine months versus $87 million last year. During fiscal 1994 the company borrowed $30 million against corporate-owned life insurance which was used to finance working capital requirements. Additions to property and equipment were $211 million compared to $128 million last year. One hundred thirty five stores opened and one was acquired in the first nine months of fiscal 1994 -- the largest nine-month non-acquisition growth ever. This compares to 89 stores opened in the same period last year. Planned capital expenditures for fiscal 1994 are $300 million. Approximately 60 drugstores are expected to open in the fourth quarter, which will bring the new store openings for the full fiscal year close to the 200 level. RxPress (pharmacy-only) units are being introduced into the greater Los Angeles market this summer, with one already open in Anaheim, California. In addition to entering the Cleveland and Buffalo markets in the fall of 1994, the company announced a planned entry into the Philadelphia market in the fall of 1995. The company intends to open more than a dozen stores in this market the first year and could eventually operate more than 100 drugstores in Philadelphia. The company expects to open 200 or more new stores annually for the next five years. The company's goal is to operate 3,000 stores by the year 2000. In October the company plans to open a new mail service facility in Tempe, Arizona. An eighth major distribution center is planned to open in fiscal 1995 near Sacramento, California, to serve the growing store base in the western United States.

Net cash used for financing activities was $63 million for the first nine months of fiscal 1994 compared to $176 million in fiscal 1993, which included the redemption of $100 million in debentures. At May 31, the company had $124 million in unused bank lines of credit and $100 million of unissued authorized debt securities, previously filed with the Securities and Exchange Commission. In addition, the company has the ability to borrow up to $96 million against corporate-owned life insurance policies.

There are no accounting standards issued that have not been adopted which would have a material impact on the company's financial statements.


































                           PART II.  OTHER INFORMATION


          Item 6.  Exhibits and Reports on Form 8-K

          (a)  Exhibits filed with this report:

               (10)(a)  Walgreen Management Incentive Plan, as amended.

                   (b)  Walgreen Executive Deferred Profit-Sharing Plan, as
                            restated effective April 13, 1994.

          (b)  Reports on Form 8-K:

                   No reports were filed on Form 8-K during the quarter which ended May 31, 1994.










































                                   SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                      WALGREEN CO._________
                                                      (Registrant)



    Date    July 14, 1994                             C. D. Hunter_________
                                                      Vice Chairman
                                                (Chief Financial Officer)



    Date    July 14, 1994                             R. H. Clausen________
                                                       Controller
                                                (Chief Accounting Officer)








