Form 10-K
period 1994-08-31
WALGREEN CO
filed 1994-11-28
CIK 104207

S E C U R I T I E S   A N D   E X C H A N G E   C O M M I S S I O N
                             WASHINGTON, D.C. 20549
                                 ______________________
                                   FORM 10-K
(Mark One)
    X         Annual Report Pursuant to Section 13 or 15(d) of the Securities
                         Exchange Act of 1934 [Fee Required]

                      FOR THE FISCAL YEAR ENDED AUGUST 31, 1994.

                                         or
          Transition Report Pursuant to Section 13 or 15(d) of the Securities
                          Exchange Act of 1934 [No Fee Required]
          For the Transition Period From _________________ to _______________

                             Commission file number 1-604.

                                  WALGREEN CO.__________________________________
              (Exact name of registrant as specified in its charter)

             ILLINOIS                                    36-1924025_____________
      (State of incorporation)              (I.R.S. Employer Identification No.)

        200 WILMOT ROAD, DEERFIELD, ILLINOIS                    60015___
      (Address of principal executive offices)                (Zip Code)

        Registrant's telephone number, including area code:  (708) 940-2500___

Securities registered pursuant to Section 12(b) of the Act:
                                                     Name of each exchange
           Title of each class                        on which registered______
                                                    NEW YORK STOCK EXCHANGE
__COMMON STOCK ($.625 PAR VALUE)____________     ___CHICAGO STOCK EXCHANGE_____
                                                    NEW YORK STOCK EXCHANGE
__PREFERRED SHARE PURCHASE RIGHTS___________     ___CHICAGO STOCK EXCHANGE_____

Securities registered pursuant to section 12(g) of the Act:    NONE____

     Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
                            Yes   X        No ______

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [ ]

     AS OF OCTOBER 31, 1994, THERE WERE 123,070,536 SHARES OF WALGREEN CO. COMMON STOCK, PAR VALUE $.625 PER SHARE, ISSUED AND OUTSTANDING AND THE AGGREGATE MARKET VALUE OF SUCH COMMON STOCK HELD BY NON-AFFILIATES (BASED UPON THE CLOSING TRANSACTION PRICE ON THE NEW YORK STOCK EXCHANGE) WAS APPROXIMATELY $4,531,488,000.

DOCUMENTS INCORPORATED BY REFERENCE
     PORTIONS OF THE ANNUAL REPORT TO SHAREHOLDERS FOR THE YEAR ENDED AUGUST 31, 1994, ONLY TO THE EXTENT EXPRESSLY SO STATED HEREIN, ARE INCORPORATED BY REFERENCE INTO PARTS I, II AND IV OF FORM 10-K. PORTIONS OF THE REGISTRANT'S PROXY STATEMENT FOR ITS 1994 ANNUAL MEETING OF SHAREHOLDERS TO BE HELD JANUARY 11, 1995, ARE INCORPORATED BY REFERENCE INTO PART III OF FORM 10-K.


                                     PART I


Item 1.  Description of Business

      (a)  General development of business.

      Walgreen Co. (the "company" or "Walgreens") was incorporated in 1909 as a successor to a business founded in 1901 as a single retail drugstore in Chicago, Illinois, by Charles R. Walgreen, Sr. At August 31, 1994, the company operated 1,966 retail drugstores and 2 mail order facilities in 30 states and Puerto Rico.

      In fiscal 1994, the company opened 194 new drugstores, acquired 2 stores, completed remodelings of 70 units, and closed 64 drugstores. Net selling space of drugstores was increased from 18.0 million to 19.3 million square feet. In the last five fiscal years, the company has opened 663 new drugstores, 1 new mail service facility, acquired 21 stores, completed remodelings of 624 units and closed 201 drugstores. In addition, 2 major distribution centers were added during the five-year period and 1 was closed.

      The company expects to open 200 or more new stores annually for the next five years, with the goal of operating 3,000 stores by the year 2000. The company recently entered the Cleveland/Akron/Canton market with plans to have 15 stores open by Thanksgiving and expects to open four to five stores in Buffalo by Christmas. In the next three years, 25 to 30 stores are expected to open in Philadelphia, the first of which will open in the fall of 1995. The company intends to enter the Seattle/Tacoma market in fiscal 1996. An eighth major distribution center is planned to open in fiscal 1995 near Sacramento, California, to serve the growing store base in the western United States.

      Walgreens Healthcare Plus is the company's three-year old pharmacy mail service subsidiary. The Orlando, Florida, state-of-the-art facility, opened September 1992. The company also plans to open a new and larger mail service facility in Tempe, Arizona, which is scheduled to be open in November 1994. This unit, with an initial capacity of 5,000 prescriptions per day, is designed to service future growth.

      Technological advances include the continued implementation of the "Strategic Inventory Management System" designed to lower inventory investment and improve marketing capabilities. All major distribution centers are totally on this new system while store implementation continues. Store scanning is now providing marketing information that was not available a few years ago. Direct links between the company's pharmacy computer network and third party administrators represent over 80% of the company's third party business. These "links" cause faster reimbursement and lower rejection rates. A multi-million dollar project called Intercom Plus has begun. This system, which is a re-engineering of the prescription filling process, is designed to improve productivity and patient service. Store implementation is scheduled to begin in Spring 1995.

      (b)  Financial information about industry segments.

      The company's primary business is the operation of retail drugstores.

                                       1


      (c)  Narrative description of business.

                   (i)  Principal products produced and services rendered.

                        The drugstores are engaged in the retail sale of
                   prescription and nonprescription drugs and carry additional product lines such as general merchandise, liquor and beverages, cosmetics, toiletries and tobacco.

                        The estimated contributions of various product classes
                   to sales for each of the last three fiscal years are as follows:

                                                             Percentage_________
                        Product Class                1994       1993       1992_

                        Prescription Drugs            41%        38%        37%
                        General Merchandise *         24         25         25
                        Nonprescription Drugs *       13         14         14
                        Liquor, Beverages              9         10         11
                        Cosmetics, Toiletries *        9          9          9
                        Tobacco Products *             4          4          4__

                        Total Sales                  100%       100%       100%
                                                    ======     ======     ======
                        * Estimated based, in part, on periodic sampling of
                          about 1% of retail units.

                   (ii)  Status of a product or segment.

                        Not applicable.

                   (iii)  Sources and availability of raw materials.

                        Inventories are purchased from numerous domestic and
                   foreign suppliers. The loss of any one supplier or group of suppliers under common control would not have a material effect on the business.

                        Fuel and other sources of energy are relied upon for the
                   distribution of merchandise and in the general operations of the retail stores. Increased energy costs over the years have not materially increased the costs of operations.

                                       2

                   (iv) Patents, trademarks, licenses, franchises and concessions held.

                        Walgreens markets products under various trademarks and
                   trade names and holds assorted business licenses (pharmacy, occupational, liquor, etc.) having various lives, which are necessary for the normal operation of business.

                   (v)  Seasonal variations in business.

                        The business is seasonal in nature, with Christmas
                   generating a higher proportion of sales and earnings than other periods. See the caption "The Walgreen Year...A Review by Quarters" on Page 30 of the Annual Report to Shareholders for the year ended August 31, 1994 ("Annual Report"), which is incorporated herein by reference.

                   (vi)  Working capital practices.

                        During fiscal 1994 the company did obtain funds through
                   the placement of commercial paper. The company generally finances its inventory and expansion needs with internally generated funds. However, short-term borrowings will be necessary to finance the growth in inventory prior to the 1994 Christmas season.

                        Due to the nature of the retail drugstore business,
                   sales are principally for cash. Customer returns are immaterial.

                   (vii)  Dependence upon limited number of customers.

                        Sales are to numerous customers which include health
                   maintenance organizations (HMOs); therefore, the loss of any one customer or a group of customers under common control would not have a material effect on the business. No customer accounts for ten percent or more of the company's consolidated revenue.

                   (viii)  Backlog Orders.

                        Not applicable.

                   (ix)  Government contracts.

                        The company is not a party to any significant government
                   contracts.

                   (x)  Competitive conditions.

                        The drug store industry is highly competitive.  As one
                   of the volume leaders in the retail drug industry, Walgreens competes with various retailers, including chain and independent drugstores, grocery, variety and discount department stores. Competition remained keen during the fiscal year with the company competing on the basis of price, convenience and variety. The company's geographic dispersion tends to offset the impact of temporary economic and competitive conditions in individual markets.

                                       3
                        Sales by geographic area for fiscal 1994 were as
                   follows:

                           South and Southeast                  28%
                           Midwest Locations other
                            than Chicago and Suburbs            21
                           Southwest                            18
                           Chicago and Suburbs                  14
                           West                                 10
                           East                                  9

                   (xi)  Research and development activities.

                        The company does not engage in any material research
                   activities.

                   (xii)  Environmental disclosures.

                        Federal, state and local environmental protection
                   requirements have no material effect upon capital expenditures, earnings or competitive position of the company.

                   (xiii)  Number of employees.

                        The company employs approximately 61,900 persons, about
                   19,900 of whom are part-time employees working less than 30 hours per week.

      (d) Financial information about foreign and domestic operations and export sales.

                All the company sales occur within the continental United States and Puerto Rico. There are no export sales.

Item 2.  Properties

     The following are the principal facilities utilized by the company.

Office Facilities

 Description                   Location                Interest in Property_____

Office building              200 Wilmot Road           Owned in fee by the
(Corporate Headquarters)     Deerfield, Illinois       company.
3 buildings
255,000 square feet

Office building              300 Wilmot Road           Owned in fee by the
2 buildings                  Deerfield, Illinois       company.
148,000 square feet

Office building              1517 N. Bowman Ave.       Leased, expiration date
42,000 square feet           Danville, Illinois        10/31/2022, option to
                                                       cancel with 12 months
                                                       notice 10/31/02,
                                                       10/31/07, 10/31/12
                                                       and 10/31/17 with no
                                                       penalty, option to cancel
                                                       any time after 10/31/87,
                                                       with 6 months notice
                                                       provided the company
                                                       offers to purchase upon
                                                       the terms and conditions
                                                       of the lease.

                                         4

Office Facilities - continued:

 Description                   Location                Interest in Property_____

Data Processing facility     1084 Mt. Prospect Plaza   Leased, expiration date
and office building          Mt. Prospect, Illinois    11/30/2005, 2 options to
72,000 square feet                                     extend for 10 years
                                                       each, and 6 options
                                                       to extend for 5 years
                                                       each thereafter.

Distribution Facilities

 Description                   Location                Interest in Property_____

Warehouse                    5300 St. Charles Road     Owned in fee by the
267,000 square feet          Berkeley, Illinois        company.

Warehouse addition           5300 St. Charles Road     Leased from the Village
192,000 square feet          Berkeley, Illinois        of Berkeley, Illinois in
                                                       connection with an
                                                       Industrial Revenue Bond
                                                       Issue, expiration
                                                       date 12/1/98, with option
                                                       to buy.

Warehouse                    4400 State Highway 19     Leased, expiration date
357,000 square feet          Windsor Township          2/28/2007, 5 options to
                             Dane County, Wisconsin    extend for 5 years, with
                                                       option to buy.

Warehouse addition           4400 State Highway 19     Owned in fee by the
109,000 square feet          Windsor Township          company.
                             Dane County, Wisconsin

Warehouse                    2400 North Walgreen St.   Leased, expiration date
200,000 square feet          Flagstaff, Arizona        5/31/2003, 6 options to
                                                       extend for 5 years each,
                                                       with option to buy.

Warehouse addition           2400 North Walgreen St.   Owned in fee by the
124,000 square feet          Flagstaff, Arizona        company.

Warehouse                    8110 Kempwood Drive       Owned in fee by the
404,000 square feet          Houston, Texas            company.

Warehouse                    2455 Premier Row          Leased, expiration date
206,000 square feet          Orlando, Florida          3/31/2006, 5 options to
                                                       extend for 5 years each,
                                                       with option to buy.

Warehouse addition           2455 Premier Row          Owned in fee by the
146,000 square feet          Orlando, Florida          company.

Warehouse                    730 W. U.S. Highway 30    Owned in fee by the
91,000 square feet           Valparaiso, Indiana       company.

Warehouse                    5100 Lake Terrace N.E.    Owned in fee by the
431,000 square feet          Mt. Vernon, Illinois      company.


                                       5
Distribution Facilities - continued:

 Description                   Location                Interest in Property_____
Warehouse                    125 N. Commerce Way       Owned in fee by the
324,000 square feet          Bethlehem, Pennsylvania   company.

Other Facilities

 Description                   Location                Interest in Property_____

Mail Order Pharmacy          519 W. Lone Cactus Drive  Leased, expiration date
7,000 square feet            Phoenix, Arizona          5/31/95.

Mail Order Pharmacy          7357 Greenbriar Parkway   Leased, expiration date
37,000 square feet           Orlando, Florida          8/31/2003, option to
                                                       cancel with 6 months
                                                       notice 8/13/97 and
                                                       8/31/2000.

Mail Order Pharmacy          Price Elliot Research Pk. Facility owned in fee by
(to open November 1994)      Tempe, Arizona            company; ground
80,000 square feet                                     subleased, expiration
                                                       date 12/31/2082, options
                                                       to cancel 12/31/13 and
                                                       every 5 years thereafter
                                                       with 6 months notice.

     All warehouses listed above are fully utilized and are served by electronic data processing systems for order processing control, operating efficiencies and rapid merchandise delivery to stores. All stores receive merchandise within two days of ordering. In addition, the company uses public warehouses to handle distribution needs. Distribution capacity is adequate now, but as the company continues to expand, additional space will be needed to maintain service levels. A major distribution center is planned to open in fiscal 1995 near Sacramento, California, to serve the growing store base in the western United States. This 335,000-square-foot facility, currently under construction, is owned in fee by the company. Studies are currently being performed to determine where and when distribution space will be added.

     Most of the company's retail stores located in 30 states and Puerto Rico are leased and fully utilized. The leases are for various terms and periods. See the caption, "Leases" on page 26 of the Annual Report, which is incorporated herein by reference. However, the company owns approximately 4% of the retail stores open at August 31, 1994. The company has an aggressive expansion program of adding new stores and remodeling and repositioning existing stores. Over the past five years, approximately 70% of the Walgreen stores have been opened or remodeled.

     The company's four principal office facilities are adequate for current needs and no plans are currently being made for additional space.

Item 3.  Legal Proceedings

       The information in response to this item is incorporated herein by reference to the caption "Contingencies" on page 27 of the Annual Report.

Item 4.  Submission of Matters to a Vote of Security Holders

       No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year.
                                       6

     EXECUTIVE OFFICERS OF THE REGISTRANT

     The following information is furnished with respect to each executive officer of the company as of August 31, 1994:

NAME AND BUSINESS EXPERIENCE                 AGE        OFFICE HELD_____________

Charles R. Walgreen III                      58         Chairman of the Board,
  Chairman of the Board since April                      Chief Executive Officer
      1976                                               and Director
  Chief Executive Officer since 1971
  Director since 1963

L. Daniel Jorndt                             53         President, Chief
  President and Chief Operating                          Operating Officer and
     Officer since February 1990                         Director
  Director since January 1990
  Senior Vice President and
     Treasurer May 1985 to
     January 1990

Charles D. Hunter                            64         Vice Chairman,
  Vice Chairman since February 1990                      Chief Financial Officer
   Chief Financial Officer since 1976                     and Director
   Director since 1974
   Executive Vice President
       October 1978 to January 1990

Vernon A. Brunner                            54         Executive Vice President
   Executive Vice President since
       February 1990
   Senior Vice President
       January 1982 to January 1990

Glenn S. Kraiss                              61         Executive Vice President
   Executive Vice President since
       February 1990
   Senior Vice President
       January 1982 to January 1990

John R. Brown                                58         Senior Vice President
   Senior Vice President since
       May 1985

John A. Rubino                               53         Senior Vice President
   Senior Vice President since July 1991
   Vice President
       October 1984 to July 1991

William A. Shiel                             43         Senior Vice President
   Senior Vice President since July 1993
   Vice President
       May 1985 to July 1993

                                       7

     EXECUTIVE OFFICERS OF THE REGISTRANT - continued:

NAME AND BUSINESS EXPERIENCE                 AGE        OFFICE HELD_____________

Robert C. Atlas                              59         Vice President
   Vice President since September 1987

David W. Bernauer                            50         Vice President
   Vice President since February 1990
   Treasurer
       February 1990 to June 1992
   Regional Vice President
       September 1987 to January 1990

W. Lynn Earnest                              51         Vice President and
   Vice President and Treasurer                           Treasurer
       since July 1992
   Regional Vice President
       July 1980 to June 1992

Jerome B. Karlin                             52         Vice President
   Vice President since September 1987

Julian A. Oettinger                          55         Vice President,
   Vice President, Secretary and                          Secretary and
       General Counsel since January 1989                 General Counsel

Roger L. Polark                              46         Vice President
   Vice President since June 1988

Roger H. Clausen                             52         Controller
   Controller since June 1988


    There is no family relationship between any of the aforementioned officers of the company.

                                       8


                                    PART II

     Item 5. Market for the Registrant's Common Stock and Related Security Holder Matters

            The company's common stock is traded on the New York and Chicago Stock Exchanges under the symbol WAG. As of October 31, 1994 there were 29,910 recordholders of company common stock according to the records maintained by the company's transfer agent.

            The range of the sales prices of the company's common stock by quarters and the cash dividends declared per common share during the two years ended August 31, 1994 are as follows:

                        Dividends               Common Stock Prices
                        Declared            1994                   1993________
       Quarter Ended  1994    1993      High       Low         High       Low__
       November       $.17    $.15    $43 3/8    $36 7/8     $44 1/8    $37 1/4
       February        .17     .15     42 1/4     37 3/4      44 1/2     36 1/8
       May             .17     .15     42 3/4     39 7/8      42 3/4     36 5/8
       August          .17     .15     40 5/8     34 1/8      43 1/2     36 3/4
       Fiscal Year    $.68    $.60    $43 3/8    $34 1/8     $44 1/2    $36 1/8

========================================================================

     Item 6.  Selected Financial Data

            The information in response to this item is incorporated herein by reference to the caption "Eleven-Year Summary of Selected Consolidated Financial Data" on pages 18 and 19 of the Annual Report.

     Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

            The information in response to this item is incorporated herein by reference to the caption "Management's Discussion and Analysis of Results of Operations and Financial Condition" on pages 20 and 21 of the Annual Report.

     Item 8.  Financial Statements and Supplementary Data

            See Item 14.

     Item 9.  Disagreements on Accounting and Financial Disclosure

            None.

                                       9

                                    PART III

            The information required for Items 10, 11 and 12, with the exception of the information relating to the executive officers of the Registrant, which is presented in Part I under the heading "Executive Officers of the Registrant", is incorporated herein by reference to the following sections of the Registrant's Proxy Statement:

       Captions in Proxy                                     Proxy Page Numbers

       Names and ages of Director nominees,
       their principal occupations and
       other information                                               2

       Securities Ownership of Directors and Officers              4 - 5

       Executive Compensation                                     6 - 12

                                       10
                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  Documents filed as part of this report

     (1) The following financial statements, supplementary data, and auditors' report appearing in the Annual Report are incorporated herein by reference.
                                                                   Annual Report
                                                                    Page Number_
          Consolidated Statements of Earnings and Retained Earnings          22
          for the years ended August 31, 1994, 1993 and 1992

          Consolidated Balance Sheets at August 31, 1994 and 1993            23

          Consolidated Statements of Cash Flows                              24
          for the years ended August 31, 1994, 1993 and 1992

          Statement of Major Accounting Policies                        25 - 26

          Notes to Consolidated Financial Statements                    26 - 28

          Report of Independent Public Accountants                           29

          Summary of Quarterly Results for the years ended                   30
          August 31, 1994 and 1993 (Unaudited)

     (2) The following financial statement schedules and related auditors' report are included herein.
                                                                        10-K
                                                                     Page Number
          Schedule II    Amounts Receivable from Related Parties,            16
                         Underwriters, Promoters and Employees Other
                         Than Related Parties

          Schedule V     Property, Plant and Equipment                       17

          Schedule VI    Accumulated Depreciation, Depletion and             18
                         Amortization of Property, Plant and
                         Equipment

          Schedule VIII  Valuation and Qualifying Accounts                   19

          Report of Independent Public Accountants on Supplemental           20
          Schedules

          Schedules I, III, IV, VII, IX, X, XI, XII, XIII and XIV are not submitted because they are not applicable or not required or because the required information is included in the Financial Statements in (1) above or notes thereto.

          Other Financial Statements -

          Separate financial statements of the registrant have been omitted because it is primarily an operating company, and all subsidiaries included in the consolidated financial statements are deemed to be totally held.

                                       11

     (3) Exhibits 10(a) through 10(l) constitute management contracts or compensatory plans or arrangements required to be filed as exhibits pursuant to Item 14(c) of this Form 10-K.

(b)  Reports on Form 8-K

          No reports on Form 8-K were filed by the Registrant during the quarter ending August 31, 1994.


(c)  Exhibits

          3.  (a)  Articles of Incorporation of the company, as amended.

              (b) By-Laws of the company, as amended and restated effective as of February 1, 1990, filed as Exhibit 4.03 to the company's Form S-8 Registration Statement on July 15, 1992 (Registration No. 33-49676), and incorporated by reference herein.

          4.  (a)   (i) Walgreen Co. Debt Securities Indenture dated as of
                        May 1, 1986, between the company and Harris Trust and Savings Bank, Trustee, filed with the Securities and Exchange Commission as Exhibit 4(c) to the company's Form S-3 Registration Statement on May 22, 1986 (Registration No. 33-5903), and incorporated by reference herein.

                   (ii) Walgreen Co. Resolutions of Pricing Committee Relating
                        to Debt Securities, filed with the Securities and Exchange Commission as Exhibit 4(a) to the company's Current Report on Form 8-K dated June 17, 1986
                        (File No. 1-604), and incorporated by reference herein.

              (b)   (i) Rights Agreement dated as of July 9, 1986, between the company and Harris Bank and Trust Company, filed with the Securities and Exchange Commission as Exhibit (1) to Registration Statement on Form 8-A on August 15, 1986 (File No. 1-604), and incorporated by reference herein.

                   (ii) Amendment to Rights Agreement dated as of October 18,
                        1988, between the company and Harris Bank and Trust Company. (Note 5)

         10.  (a)  Top Management Long-Term Disability Plan.  (Note 3)

              (b)  Executive Short-Term Disability Plan Description.  (Note 3)

________________________________________________________________________________
     See Notes on page 15.

                                          12
              (c) Walgreen Management Incentive Plan (as amended), filed with the Securities and Exchange Commission as Exhibit 10(a) to the company's Quarterly Report on Form 10-Q for the quarter ended May 31, 1994, and incorporated by reference herein.

              (d) Walgreen Co. Restricted Performance Share Plan and amendments thereto effective October 18, 1988 and July 8, 1992, filed with the Securities and Exchange Commission as Exhibit 10(d) to the company's Annual Report on Form 10-K for the fiscal year ended August 31, 1992, and incorporated by reference herein.

              (e)  Walgreen Co. Executive Stock Option Plan (as amended
                   effective   October 13, 1992) filed with the Securities and
                   Exchange Commission as Exhibit 19 to the company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1993, and incorporated by reference herein.

              (f)    (i) Walgreen Co. 1986 Director's Deferred Fee/Capital
                         Accumulation Plan.  (Note 1)

                    (ii) Walgreen Co. 1987 Director's Deferred Fee/Capital
                         Accumulation Plan.  (Note 2)

                   (iii) Walgreen Co. 1988 Director's Deferred Fee/Capital
                         Accumulation Plan.  (Note 4)


                    (iv) Walgreen Co. 1992 Director's Deferred Retainer
                         Fee/Capital Accumulation Plan.  (Note 8)

              (g)    (i) Walgreen Co. 1986 Executive Deferred
                         Compensation/Capital Accumulation Plan.  (Note 1)

                    (ii) Walgreen Co. 1988 Executive Deferred
                         Compensation/Capital Accumulation Plan.  (Note 4)

                   (iii) Amendments to Walgreen Co. 1986 and 1988 Executive
                         Deferred Compensation/Capital Accumulation Plans. (Note 6)

                    (iv) Walgreen Co. 1992 Executive Deferred
                         Compensation/Capital Accumulation Plan Series 1.
                         (Note 8)

                     (v) Walgreen Co. 1992 Executive Deferred
                         Compensation/Capital Accumulation Plan Series 2.
                         (Note 8)

              (h) Walgreen Co. Executive Deferred Profit-Sharing Plan (as restated effective April 13, 1994), filed with the Securities and Exchange Commission as Exhibit 10(b) to the company's Quarterly Report on Form 10-Q for the quarter ended May 31, 1994, and incorporated by reference herein.

              (i)    (i) Form of Change of Control Employment Agreements.
                         (Note 5)

                    (ii) Amendment to Employment Agreements adopted July 12,
                         1989.  (Note 7)

________________________________________________________________________________
     See Notes on page 15.
                                       13

              (j) Walgreen Select Senior Executive Retiree Medical Expense Plan. (Note 6)

              (k) Walgreen Co. Profit-Sharing Restoration Plan (restated effective January 1, 1993), filed with the Securities and Exchange Commission as Exhibit 10(k) to the company's Annual Report on Form 10-K for the fiscal year ended August 31, 1993, and incorporated by reference herein.

              (l)  Walgreen Co. Retirement Plan for Outside Directors.  (Note 7)

         11. The required information for this Exhibit is contained in the Consolidated Statements of Earnings and Retained Earnings for the years ended August 31, 1994, 1993 and 1992 and also in the Notes to Consolidated Financial Statements, each appearing in the Annual Report and previously referenced in Part IV, Item 14, Section
              (a)(1).

         13. Annual Report to shareholders for the fiscal year ended August 31, 1994. This report, except for those portions thereof which are expressly incorporated by reference in this Form 10-K, is being furnished for the information of the Securities and Exchange Commission and is not deemed to be "filed" as a part of the filing of this Form 10-K.

         21.  Subsidiaries of the Registrant.

         23.  Consent of Independent Public Accountants.

         27.  Financial Data Schedule.

________________________________________________________________________________
     See Notes on page 15.

     NOTES

          (Note 1)    Filed with the Securities and Exchange Commission as
                      Exhibit 10 to the company's Annual Report on Form 10-K for the fiscal year ended August 31, 1986 (File No. 1-604), and incorporated by reference herein.

          (Note 2)    Filed with the Securities and Exchange Commission as
                      Exhibit 10 to the company's Quarterly Report on Form 10-Q for the quarter ended November 30, 1986 (File No. 1-604), and incorporated by reference herein.

          (Note 3)    Filed with the Securities and Exchange Commission as
                      Exhibit 10 to the company's Annual Report on Form 10-K for the fiscal year ended August 31, 1990, and incorporated by reference herein.

          (Note 4)    Filed with the Securities and Exchange Commission as
                      Exhibit 10 to the company's Quarterly Report on Form 10-Q for the quarter ended November 30, 1987 (File No. 1-604), and incorporated by reference herein.

          (Note 5)    Filed with the Securities and Exchange Commission as
                      Exhibit 10 to the company's Current Report on Form 8-K dated October 18, 1988 (File No. 1-604), and incorporated by reference herein.

          (Note 6)    Filed with the Securities and Exchange Commission as
                      Exhibit 10 to the company's Quarterly Report on Form 10-Q for the quarter ended November 30, 1988 (File No. 1-604), and incorporated by reference herein.

          (Note 7)    Filed with the Securities and Exchange Commission as
                      Exhibit 10 to the company's Annual Report on Form 10-K for the fiscal year ended August 31, 1989, and incorporated by reference herein.

          (Note 8)    Filed with the Securities and Exchange Commission as
                      Exhibit 10 to the company's Annual Report on Form 10-K for the fiscal year ended August 31, 1992, and incorporated by reference herein.

                                             WALGREEN CO. AND SUBSIDIARIES

                                 SCHEDULE II--AMOUNTS RECEIVABLE FROM RELATED PARTIES,
                            UNDERWRITERS, PROMOTERS AND EMPLOYEES OTHER THAN RELATED PARTIES

                                   FOR THE YEARS ENDED AUGUST 31, 1994, 1993 AND 1992

                                                 (Dollars in Thousands)


                                                       Balance at                                     Balance at
         Year Ended                                    Beginning                        Amounts          End
         August 31,       Name of Debtor               of Period       Additions       Collected      of Period
           1994           James Joustra (1)            $     153       $     0         $   153        $       0

           1993           Bruce Hyatte (1)                     0           108             108                0
                          James Joustra (1)                    0           153               0              153
                          Harry Zamminer (1)                   0           105             105                0

           1992           None (2)





         (1) Represent unsecured interest-free relocation loans.

         (2) Amounts receivable from related parties, underwriters, promoters and employees other than related parties were $100,000 or less.
                                               16



                                             WALGREEN CO. AND SUBSIDIARIES

                                       SCHEDULE V--PROPERTY, PLANT AND EQUIPMENT

                                   FOR THE YEARS ENDED AUGUST 31, 1994, 1993 AND 1992

                                                 (Dollars in Thousands)
                                                         Balance at                    Retirements       Balance at
                                                         Beginning      Additions       and Sales           End
                   Classification                        of Period       at Cost        at Cost          of Period
       1994
         Land                                            $   38,994      $  25,490      $       0        $   64,484
         Land improvements                                    8,545          5,386           (297)           13,634
         Buildings (on owned and leased land)               145,285         49,232         (2,444)          192,073
         Equipment                                          821,532        144,330        (56,675)          909,187
         Capitalized systems development costs               63,429         24,456              0            87,885
         Leasehold improvements                             278,374         41,082        (12,856)          306,600
         Leased properties under capital leases              24,329              0           (951)           23,378

                                                         $1,380,488     $  289,976      $ (73,223)       $1,597,241
                                                         ==========     ==========     ===========      ===========
       1993
         Land                                            $   25,864     $   13,130      $       0        $   38,994
         Land improvements                                    8,503             42              0             8,545
         Buildings (on owned & leased land)                 124,499         20,786              0           145,285
         Equipment                                          763,775        102,904        (45,147)          821,532
         Capitalized systems development costs               53,775          9,654              0            63,429
         Leasehold improvements                             254,458         38,158        (14,242)          278,374
         Leased properties under capital leases              27,426              0         (3,097)           24,329

                                                         $1,258,300     $  184,674      $ (62,486)       $1,380,488
                                                         ==========     ==========     ===========      ===========
       1992
         Land                                            $   20,580     $   5,284      $       0        $   25,864
         Land improvements                                    3,116         5,387              0             8,503
         Buildings (on owned and leased land)               114,638         9,861              0           124,499
         Equipment                                          711,369        83,891        (31,485)          763,775
         Capitalized systems development costs               41,971        11,804              0            53,775
         Leasehold improvements                             235,482        28,716         (9,740)          254,458
         Leased properties under capital leases              27,426             0              0            27,426

                                                         $1,154,582     $ 144,943      $ (41,225)       $1,258,300
                                                         ==========     =========      ==========       ==========

   Depreciation and amortization are generally provided using the following annual rates:
                    Data processing equipment                                   12%
                    Store, warehouse, and office equipment                       8%
                    Capitalized systems development costs                       20%
                    Buildings (including buildings on leased land based
                        on lesser of lease terms or useful lives)                2-1/2% to 8%
                    Land improvements                                            5%
                    Leasehold improvements (amortized over the lease term
                        if shorter than estimated physical life)                 8%
                    Leased properties under capital leases are amortized over the firm term of the respective leases.

                                             WALGREEN CO. AND SUBSIDIARIES

                           SCHEDULE VI--ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION
                                            OF PROPERTY, PLANT AND EQUIPMENT

                                  FOR THE YEARS ENDED AUGUST 31, 1994, 1993, AND 1992

                                                 (Dollars in Thousands)

                                                                        Additions
                                                         Balance at     Charged to     Retirements,     Balance at
                                                         Beginning      Costs and      Renewals and        End
                   Classification                        of Period       Expenses      Replacements     of Period
       1994
         Land improvements                               $   1,456      $     570       $    (297)      $   1,729
         Buildings (on owned and leased land)               27,961          5,916            (265)         33,612
         Equipment                                         277,838         78,336         (47,553)        308,621
         Capitalized systems development costs              12,681          8,901               0          21,582
         Leasehold improvements                            116,079         23,271         (10,453)        128,897
         Leased properties under capital leases             17,140          1,124            (951)         17,313

                                                         $ 453,155      $ 118,118       $ (59,519)      $ 511,754
                                                         =========      =========       ==========      =========


       1993
         Land improvements                               $   1,004      $     452       $       0       $   1,456
         Buildings (on owned & leased land)                 23,474          4,487               0          27,961
         Equipment                                         245,135         71,235         (38,532)        277,838
         Capitalized systems development costs               6,969          5,712               0          12,681
         Leasehold improvements                            106,404         21,559         (11,884)        116,079
         Leased properties under capital leases             19,022          1,215          (3,097)         17,140

                                                         $ 402,008      $ 104,660       $ (53,513)      $ 453,155
                                                         =========      =========       ==========      =========

       1992
         Land improvements                               $     710      $     294       $       0       $   1,004
         Buildings (on owned and leased land)               19,644          3,830               0          23,474
         Equipment                                         208,414         63,588         (26,867)        245,135
         Capitalized systems development costs               3,880          3,089               0           6,969
         Leasehold improvements                             94,946         19,979          (8,521)        106,404
         Leased properties under capital leases             17,693          1,329               0          19,022

                                                         $ 345,287      $  92,109       $ (35,388)      $ 402,008
                                                         =========      =========       ==========      =========


                                             WALGREEN CO. AND SUBSIDIARIES

                                    SCHEDULE VIII--VALUATION AND QUALIFYING ACCOUNTS

                                   FOR THE YEARS ENDED AUGUST 31, 1994, 1993 AND 1992

                                                 (Dollars in Thousands)

                                                                    Additions
                                                       Balance at   Charged to                 Balance at
                                                       Beginning    Costs and                     End
                   Classification                      of Period     Expenses    Deductions    of Period
         Allowances deducted from receivables for
             doubtful accounts -


                   Year ended August 31, 1994           $ 23,050     $  4,018     $ (5,467)     $ 21,601
                                                        ========     ========     =========     ========

                   Year ended August 31, 1993           $ 19,059     $ 12,287     $ (8,296)     $ 23,050
                                                        ========     ========     =========     ========

                   Year ended August 31, 1992           $ 11,783     $ 19,794     $(12,518)     $ 19,059
                                                        ========     ========     =========     ========



                                                           19
       REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SUPPLEMENTAL SCHEDULES



       To the Board of Directors and Shareholders of Walgreen Co.:

       We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in Walgreen Co. and Subsidiaries' annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated October 20, 1994. Our report on the financial statements includes an explanatory paragraph with respect to the changes in the methods of accounting for postretirement benefits other than pensions and income taxes as discussed in the Statement of Major Accounting Policies, under "Accounting Changes". Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The supplemental schedules II, V, VI, and VIII included in this Form 10-K are the responsibility of the company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.






       Arthur Andersen LLP


       Chicago, Illinois,
         October 20, 1994


                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     WALGREEN CO.
     (Registrant)


By______C. D. Hunter_______                             Date:  November 16, 1994
        C. D. Hunter
        Vice Chairman
  Chief Financial Officer
        Director


    Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, and in the capacities and on the dates indicated.

          Name                         Title                        Date


____C. R. Walgreen III____  Chairman of the Board, Chief       November 16, 1994
    C. R. Walgreen III      Executive Officer and Director

____L. D. Jorndt__________  President, Chief Operating        November 16, 1994
    L. D. Jorndt            Officer and Director

____C. D. Hunter__________ Vice Chairman, Chief Financial     November 16, 1994
    C. D. Hunter           Officer and Director

____Roger H. Clausen______  Controller                        November 16, 1994
    Roger H. Clausen

____F. F. Canning_________  Director                          November 16, 1994
    F. F. Canning

____Theodore Dimitriou____  Director                          November 16, 1994
    Theodore Dimitriou

____James J. Howard_______  Director                          November 16, 1994
    James J. Howard

____Cordell Reed__________  Director                          November 16, 1994
    Cordell Reed

____John B. Schwemm_______  Director                          November 16, 1994
    John B. Schwemm

__________________________  Director
    William H. Springer

_________________________   Director
    Marilou M. von Ferstel

                                INDEX TO EXHIBITS


     A.  DOCUMENTS FILED WITH THIS REPORT

     Exhibit 3 (a)         Articles of Incorporation of the company,
                           as amended and restated.

     Exhibit 13 Annual Report to Shareholders for the Fiscal Year Ended August 31, 1994.

     Exhibit 21            Subsidiaries of the Registrant.

     Exhibit 23            Consent of Independent Public Accountants.

     Exhibit 27            Financial Data Schedule.


     B.  DOCUMENTS INCORPORATED BY REFERENCE

     Exhibit 3(b)          By-Laws of the company, as amended and restated.

     Exhibit 4(a)(i) Walgreen Co. Debt Securities Indenture dated as of May 1, 1986, between the company and Harris Trust and Savings Bank, Trustee.

     Exhibit 4(a)(ii) Walgreen Co. Resolutions of Pricing Committee Relating to Debt Securities.

     Exhibit 4(b)(i) Rights Agreement dated as of July 9, 1986, between the company and Harris Bank and Trust Company.

     Exhibit 4(b)(ii) Amendment to Rights Agreement dated as of October 18, 1988, between the company and Harris Bank and Trust Company.

     Exhibit 10            Material contracts

                           (a)      Top Management Long-Term Disability Plan.

                           (b)      Executive Short-Term Disability Plan
                                    Description.

                           (c)      Walgreen Management Incentive Plan, as
                                    amended.

                           (d) Walgreen Co. Restricted Performance Share Plan, as amended.

                           (e) Walgreen Co. Executive Stock Option Plan, Plan, as amended.


                               INDEX TO EXHIBITS
                                  (continued)


                           (f)  (i) Walgreen Co. 1986 Director's Deferred
                                    Fee/Capital Accumulation Plan.

                               (ii) Walgreen Co. 1987 Director's Deferred
                                    Fee/Capital Accumulation Plan.

                              (iii) Walgreen Co. 1988 Director's Deferred
                                    Fee/Capital Accumulation Plan.

                               (iv) Walgreen Co. 1992 Director's Deferred
                                    Retainer Fee/Capital Accumulation Plan.

                           (g)  (i) Walgreen Co. 1986 Executive Deferred
                                    Compensation/Capital Accumulation
                                    Plan.

                               (ii) Walgreen Co. 1988 Executive Deferred
                                    Compensation/Capital Accumulation
                                    Plan.

                              (iii) Amendments to Walgreen Co. 1986 and
                                    1988 Executive Deferred Compensation/
                                    Capital Accumulation Plans.

                               (iv) Walgreen Co. 1992 Executive Deferred
                                    Compensation/Capital Accumulation Plan
                                    Series 1.

                                (v) Walgreen Co. 1992 Executive Deferred
                                    Compensation/Capital Accumulation Plan
                                    Series 2.

                           (h)      Walgreen Co. Executive Deferred
                                    Profit-Sharing Plan, as restated.

                           (i)  (i) Form of Change of Control Employment
                                    Agreements.

                               (ii) Amendment to Employment Agreements.

                           (j)      Walgreen Select Senior Executive
                                    Retiree Medical Expense Plan.

                           (k) Walgreen Co. Profit-Sharing Restoration Plan, as restated.

                           (l)      Walgreen Co. Retirement Plan for
                                    Outside Directors.