Form 10-Q
period 1994-11-30
WALGREEN CO
filed 1995-01-13
CIK 104207

S E C U R I T I E S   A N D   E X C H A N G E   C O M M I S S I O N
                            WASHINGTON, D. C. 20549
                            _______________________


                                   FORM 10-Q


  (Mark One)
  ____X____    Quarterly Report Pursuant to Section 13 or 15(d) of the
                           Securities Exchange Act of 1934

                    FOR THE QUARTER ENDED NOVEMBER 30, 1994.

                                       or

  __________   Transition Report Pursuant to Section 13 or 15(d) of the
                           Securities Exchange Act of 1934

              For the Transition Period from _____________ to _____________

                         Commission file number 1-604.

                                WALGREEN CO.
             (Exact name of registrant as specified in its charter)


                    ILLINOIS                    36-1924025
             (State of incorporation)   (I.R.S. Employer Identification No.)

      200 WILMOT ROAD, DEERFIELD, ILLINOIS                        60015
    (Address of principal executive offices)                    (Zip Code)

    Registrant's telephone number, including area code:   (708) 940-2500

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

         COMMON STOCK, $.625 PAR VALUE; ISSUED AND OUTSTANDING 123,070,536 AT DECEMBER 31, 1994.








                                  Page 1 of 10


                         WALGREEN CO. AND SUBSIDIARIES

                  CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



        The consolidated condensed financial statements included herein have been prepared by the company pursuant to the rules and regulations of the Securities and Exchange Commission. The Consolidated Condensed Balance Sheet as of November 30, 1994 and the Consolidated Condensed Statements of Earnings for the three months ended November 30, 1994 and 1993, and the Consolidated Condensed Statements of Cash Flows for the three months ended November 30, 1994 and 1993 have been prepared without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the company's latest annual report on Form 10-K.

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




                                      2
                         WALGREEN CO. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                                       (Unaudited)
                                                       November 30,   August 31,
                                                          1994           1994
                                                            (In Thousands)
   ASSETS
       Current Assets:
          Cash and cash equivalents                    $   16,161     $   77,915
          Marketable securities, at cost which
             approximates market                           11,312         30,510
          Accounts receivable, net of allowances
             for doubtful accounts of $25,841,000 at
             November 30 and $21,601,000 at August 31     223,384        193,930
          Inventories                                   1,482,295      1,263,400
          Other current assets                             46,180         71,148
             Total Current Assets                       1,779,332      1,636,903

       Property and Equipment, at cost, less
          accumulated depreciation and amortization
          of $539,546,000 at November 30 and
          $511,754,000 at August 31                     1,136,592      1,085,487

       Other Non-Current Assets                           187,534        150,451

             TOTAL ASSETS                              $3,103,458     $2,872,841
                                                       ==========     ==========

   LIABILITIES & SHAREHOLDERS' EQUITY
       Current Liabilities:
          Notes payable                                $   35,000     $        -
          Trade accounts payable                          686,722        532,816
          Other current liabilities                       397,941        413,058
             Total Current Liabilities                  1,119,663        945,874

       Non-Current Liabilities:
          Deferred income taxes                           141,764        137,741
          Other non-current liabilities                   239,085        215,586
             Total Non-Current Liabilities                380,849        353,327

       Shareholders' Equity:
          Preferred stock $.50 par value; authorized
             4,000,000 shares; none issued                      -              -
          Common stock $.625 par value; authorized
             400,000,000 shares; issued and outstanding
             123,070,536 at November 30 and August 31      76,919         76,919
          Retained earnings                             1,526,027      1,496,721
             Total Shareholders' Equity                 1,602,946      1,573,640

             TOTAL LIABILITIES & SHAREHOLDERS' EQUITY  $3,103,458     $2,872,841
                                                       ==========     ==========



           The accompanying Notes to Consolidated Condensed Financial
              Statements are an integral part of these Statements.

                          WALGREEN CO. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                                  (UNAUDITED)


                                                    Three Months Ended
                                                        November 30,
                                                     1994         1993
                                                  (Dollars in Thousands
                                                  Except Per Share Data)


        Net Sales                                $2,405,556   $2,117,954

        Costs and Deductions:
           Cost of sales                          1,740,764    1,528,152

           Selling, occupancy and
              administration                        576,941      518,443
                                                  2,317,705    2,046,595

        Other (Income) Expense:
           Interest income                             (824)      (1,010)

           Interest expense                             521          769
                                                       (303)        (241)

        Earnings before income tax provision         88,154       71,600

        Income tax provision                         34,160       27,387

        Net Earnings                             $   53,994   $   44,213
                                                 ===========  ===========

        Per Share:

            Net Earnings                         $      .44   $      .36
                                                 ===========  ===========

            Dividends Declared                   $     .195   $      .17
                                                 ===========  ===========














           The accompanying Notes to Consolidated Condensed Financial
              Statements are an integral part of these Statements.

                         WALGREEN CO. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                         Three Months Ended
                                                             November 30,
                                                        1994           1993
                                                           (In Thousands)

   Net cash provided by (used for) operating
      activities                                      $  17,005      $  (5,717)

   Cash (Used for) Provided by Investing Activities:
       Additions to property and equipment              (85,221)       (72,361)
       Investment in corporate-owned
          life insurance                                (29,521)
       Net sales of marketable securities                19,198         13,095
       Proceeds from disposition of property and
          equipment                                       3,251          1,795

   Net cash used for investing activities               (92,293)       (57,471)

   Cash (Used for) Provided by Financing Activities:
       Cash dividends paid                              (20,922)       (18,460)
       Proceeds from notes payable                       35,000         12,977
       Other                                               (544)          (816)

   Net cash provided by (used for) operating
      activities                                         13,534         (6,299)

   Changes in Cash and Cash Equivalents:
       Net decrease in cash and cash equivalents        (61,754)       (69,487)
       Cash and cash equivalents at beginning
          of year                                        77,915         91,597

   Cash and Cash Equivalents at end of period         $  16,161      $  22,110
                                                      ==========     ==========

















           The accompanying Notes to Consolidated Condensed Financial
              Statements are an integral part of these Statements.

                          WALGREEN CO. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



   (1) Certain amounts in the August 31, 1994 Consolidated Condensed Balance Sheet have been reclassified to be consistent with the November 30, 1994 presentation.

   (2) Inventories are valued on a lower of last-in, first-out (LIFO) cost or market basis. At November 30, 1994 and August 31, 1994, inventories would have been greater by $403,075,000 and $393,568,000, respectively, if they had been valued on a lower of first-in, first-out (FIFO) cost or market basis. LIFO inventory costs can only be determined at the end of each fiscal year when inflation rates and inventory levels are finalized; therefore, LIFO inventory costs for interim financial statements are estimated. Cost of sales is primarily computed on an estimated basis and adjusted based on periodic inventories.

   (3) The weighted average number of common shares and equivalents used for calculating primary net earnings per share was 123,533,000 and 123,726,000 for the quarters ended November 30, 1994 and 1993, respectively. Fully diluted net earnings per share are the same as primary net earnings per share.

   (4) The company is involved in various legal proceedings incidental to the normal course of business. These include one group of product liability claims and a patent infringement suit. The company has secured an indemnification under which over 85% of the product liability claims have been settled without the company being required to make any payments. On October 20, 1994, a judgment of $11.3 million plus interest was entered in a patent infringement suit against the company and its co-defendant supplier. The plaintiff subsequently filed a motion for treble damages, which was denied. That denial has been appealed. The case has also been appealed by the defendants, and the company has an indemnification agreement from its supplier for the amount of the judgment plus interest. Management is of the opinion, with which its General Counsel concurs, that the remaining product liability claims, the patent infringement suit, and other legal proceedings will not have a material adverse effect on the company's consolidated financial position or results of operations.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

    Results of Operations

    Net earnings for the first quarter of fiscal 1995 increased by 22.1% to $53,994,000 or $.44 per share, compared to $.36 per share in the same quarter last year. Earnings increases resulted from improved sales and lower expense ratios, which were partially offset by lower gross margins.

    Sales for the quarter ended November 30, 1994 increased 13.6% to $2,405,556,000. Drugstore sales increases resulted from sales gains in existing stores and added sales from new stores, which include an indeterminate amount of market-driven price changes. Comparable drugstore sales gains were 7.8% for the quarter. New store openings accounted for 7.8% of the quarterly sales increase. The company operated 2,019 drugstores as of November 30, 1994 compared to 1,889 a year earlier.

    Pharmacy sales increased 19.4% for the first quarter with comparable store sales increasing 12.9%. Prescription sales were 43.1% of total sales for the quarter compared to 41.0% a year ago. Pharmacy sales trends are expected to continue. Trends include the aging population, the continued development of new drugs and the country's movement toward managed care. The company is in a position to benefit from these changes because of its large national store base and Healthcare Plus, the company's mail service subsidiary.

    Gross margins decreased to 27.6% of sales from 27.8% last year. Third party prescription business continued to negatively affect pharmacy gross margins. This more than offset improved gross margins in the rest of the store. Additional emphasis is being placed on minimum third party profitability standards. Cash business should not subsidize unprofitable third party plans. The company uses the last-in, first-out (LIFO) method of inventory valuation; therefore, the sales and cost of sales are both in "current dollars" which more fairly represent current gross margins. However, year to year comparisons still contain an inflation factor. In the last few years inflation has slowed. This means comparisons between years for sales, cost of sales and gross margins are more representative of real volume growth. The estimated annual inflation rates were 2.50% for fiscal 1995 and 2.75% for 1994, which resulted in charges to cost of sales of $9.5 million versus $9.3 million for the same period a year ago.

    Selling, occupancy and administration expenses decreased to 24.0% from 24.5% in the quarter. As a percent to sales, higher costs associated with closing retail locations were more than offset by lower advertising and store salaries. Store closing costs increased as a result of 22 store closings in the first quarter compared to 10 a year ago.

    The first quarter effective tax rate increased to 38.75% from 38.25% primarily due to estimated interest on tax audits and discontinuance of the targeted jobs credit effective December 31, 1994.

    Financial Condition
    Cash and cash equivalents and marketable securities were $16.2 million at November 30, 1994 compared to $22.1 million at November 30, 1993. Short-term investment objectives are to maximize yields while minimizing risk and maintaining liquidity. To attain these objectives, investment limits are placed on the amount, type, and issuer of securities.
                                       7

    Net cash provided by operating activities was $17.0 million compared to $5.7 million used for operating activities a year ago. The company's ongoing profitability is expected to continue supporting expansion and remodeling programs, dividends to shareholders and the funding for various technological improvements.

    As a result of a recent tax court ruling concerning the depreciable lives of certain assets, the company may be required to pay federal income taxes related to prior years. The decision of the court is in the process of being appealed. As of November 30, 1994, the company has adequately provided for all the tax and related interest. Depending on the results of the appeal, this could adversely impact the company's cash position by approximately $50 million.

    Net cash used for investing activities was $92.3 million for the first quarter of fiscal 1995 versus $57.5 million last year. Additions to property and equipments were $85.2 million compared to $72.4 million last year. During the first quarter, a record 73 new or relocated drugstores were opened. This compares to 63 new or relocated drugstores opened in the same period last year. Planned capital expenditures for fiscal 1995 are expected to be approximately $300 million. During the quarter, the company also repaid $29.5 million of borrowings on corporate-owned life insurance.

    The company recently entered two new markets; Cleveland, with 15 new drugstores, and Buffalo, with 3 new stores. The company expects to open 200 or more new stores annually for the next five years, with the goal of operating 3,000 stores by the year 2000.

    In the next three years, 25 to 30 stores are expected to open in Philadelphia, the first of which will open in the fall of 1995. The company intends to enter the Seattle/Tacoma market in fiscal 1996. Healthcare Plus, the company's managed care subsidiary, opened its second mail service facility. This facility can fill 5,000 prescriptions per day and is expandable to 15,000 per day. A multi-million dollar project called Intercom Plus has begun. This system, which is a re-engineering of the prescription filling process, is designed to improve productivity and patient service. Store implementation is scheduled to begin in February 1995. An eighth major distribution center will open in fiscal 1995 near Sacramento, California, to serve the growing store base in the western United States.

    Net cash provided by financing activities was $13.5 million compared to $6.3 million used for financing activities a year ago. During both quarters, the company obtained funds through the placement of commercial paper. These funds were used to finance working capital requirements.

    At November 30, 1994, the company had $139 million in unused bank lines of credit and $100 million of unissued authorized debt securities, previously filed with the Securities and Exchange Commission. In addition, the company has the ability to borrow up to $101 million against corporate-owned life insurance policies.

    There are no accounting standards issued that have not been adopted which would have a material impact on the company's financial statements.




                                       8



                           PART II.  OTHER INFORMATION

          Item 6.  Exhibits and Reports on Form 8-K

          (a)  Exhibits filed with this report:

               10.  (a)  Walgreen Management Incentive Plan, as restated
                         effective October 12, 1994.

                    (b) Amendment No. 3 to the Walgreen Co. Restricted Performance Share Plan (effective September 1, 1994).

                    (c) Walgreen Profit-Sharing Restoration Plan Amendment No. 1 (effective October 12, 1994).

                    (d) Walgreen Section 162(m) Deferred Compensation Plan (effective October 12, 1994).

                    (e) Agreement Dated October 13, 1994, between Walgreen Co. and Charles D. Hunter.

               27.  Financial Data Schedule

          (b)  Reports on Form 8-K:

                   No reports were filed on Form 8-K during the quarter which ended November 30, 1994.



                                       9



                                   SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                      WALGREEN CO.
                                                      (Registrant)



    Date    January 12, 1995                          R. L. Polark
                                                  Senior Vice President
                                                (Chief Financial Officer)



    Date    January 12, 1995                          R. H. Clausen
                                                       Controller
                                                (Chief Accounting Officer)




                                      10