Form 10-Q
period 1995-02-28
WALGREEN CO
filed 1995-04-13
CIK 104207

S E C U R I T I E S   A N D   E X C H A N G E   C O M M I S S I O N
                            WASHINGTON, D. C. 20549
                            _______________________


                                   FORM 10-Q


  (Mark One)
  ____X____    Quarterly Report Pursuant to Section 13 or 15(d) of the
                       Securities Exchange Act of 1934

                    FOR THE QUARTER ENDED FEBRUARY 28, 1995

                                        or

  __________   Transition Report Pursuant to Section 13 or 15(d) of the
                       Securities Exchange Act of 1934

               For the Transition Period from __________ to ___________

                         Commission file number 1-604.

             _____________________WALGREEN CO._____________________
             (Exact name of registrant as specified in its charter)

            ILLINOIS                                    36-1924025
      (State of incorporation)              (I.R.S. Employer Identification No.)

      200 WILMOT ROAD, DEERFEILD, ILLINOIS                        60015
    (Address of principal executive offices)                    (Zip Code)

    Registrant's telephone number, including area code:   (708) 940-2500

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

         COMMON STOCK, $.625 PAR VALUE; ISSUED AND OUTSTANDING 123,070,536 AT MARCH 31, 1995.










                                  Page 1 of 11


                         WALGREEN CO. AND SUBSIDIARIES

                   CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



        The consolidated condensed financial statements included herein have been prepared by the company pursuant to the rules and regulations of the Securities and Exchange Commission. The Consolidated Condensed Balance Sheet as of February 28, 1995 and the Consolidated Condensed Statements of Earnings for the three and six months ended February 28, 1995 and 1994, and the Consolidated Condensed Statements of Cash Flows for the six months ended February 28, 1995 and 1994 have been prepared without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the company's latest annual report on Form 10-K.

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




                                      2


                          WALGREEN CO. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                       (Unaudited)
                                                       February 28,  August 31,
                                                          1995         1994
                                                            (In Thousands)
   ASSETS
       Current Assets:
          Cash and cash equivalents                    $   53,403    $   77,915
          Marketable securities, at cost which
             approximates market                            2,033        30,510
          Accounts receivable, net of allowances
             for doubtful accounts of $31,593,000 at
             February 28, and $21,601,000 at August 31    253,909       193,930
          Inventories                                   1,331,390     1,263,400
          Other current assets                             43,263        71,148
             Total Current Assets                       1,683,998     1,636,903

       Property and Equipment, at cost, less
          accumulated depreciation and amortization
          of $563,134,000 at February 28, and
          $511,754,000 at August 31                     1,176,443     1,085,487

       Other Non-Current Assets                           171,727       150,451

             TOTAL ASSETS                              $3,032,168    $2,872,841
                                                       ==========    ==========

   LIABILITIES & SHAREHOLDERS' EQUITY
       Current Liabilities:
          Trade accounts payable                       $  510,801    $  532,816
          Other current liabilities                       450,004       413,058
             Total Current Liabilities                    960,805       945,874

       Non-Current Liabilities:
          Deferred income taxes                           145,325       137,741
          Other non-current liabilities                   236,326       215,586
             Total Non-Current Liabilities                381,651       353,327

       Shareholders' Equity:
          Preferred stock $.50 par value; authorized
             4,000,000 shares; none issued                      -             -
          Common stock $.625 par value; authorized
             400,000,000 shares; issued and outstanding
             123,070,536 at February 28 and August 31      76,919        76,919
          Retained earnings                             1,612,793     1,496,721
             Total Shareholders' Equity                 1,689,712     1,573,640

             TOTAL LIABILITIES & SHAREHOLDERS' EQUITY  $3,032,168    $2,872,841
                                                       ==========    ==========

              The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these Statements.



                                      3
                          WALGREEN CO. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                                  (UNAUDITED)


                             Three Months Ended           Six Months Ended
                               February 28,                  February 28,
                            1995          1994            1995           1994
                                (Dollars in Thousands Except Per Share Data)

  Net Sales              $2,806,984    $2,498,537      $5,212,540    $4,616,491

  Costs and Deductions:
     Cost of sales        2,009,123     1,785,579       3,749,887     3,313,731

     Selling, occupancy and
        administration      616,476       555,317       1,193,417     1,073,760
                          2,625,599     2,340,896       4,943,304     4,387,491

  Other (Income) Expense:
     Interest income           (991)       (1,119)         (1,815)       (2,129)

     Interest expense           242           679             763         1,448
                               (749)         (440)         (1,052)         (681)
  Earnings before income tax
      provision             182,134       158,081         270,288       229,681

  Income tax provision       70,577        60,466         104,737        87,853

  Net Earnings           $  111,557    $   97,615      $  165,551    $  141,828
                         ===========   ===========     ===========   ===========

  Per Share:

     Net Earnings        $      .90    $      .79      $     1.34    $     1.15
                         ===========   ===========     ===========   ===========

     Dividends Declared  $      .195   $      .17      $      .39    $      .34
                         ===========   ===========     ===========   ===========




           The accompanying Notes to Consolidated Condensed Financial
              Statements are an integral part of these Statements.


                                        4

                           WALGREEN CO. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                          Six Months Ended
                                                            February 28,
                                                         1995          1994
                                                           (In Thousands)

   Net cash provided by operating activities          $ 174,739      $ 117,554

   Cash (Used for) Provided by Investing Activities:
       Additions to property and equipment             (161,393)      (139,361)
       Net sales of marketable securities                28,477          5,973
       Net (investment in) borrowings against
          corporate-owned life insurance                (23,567)         9,850
       Proceeds from disposition of property and
          equipment                                       7,134          6,407

   Net cash used for investing activities              (149,349)      (117,131)

   Cash (Used for) Provided by Financing Activities:
       Cash dividends paid                              (44,921)       (39,388)
       Payments of long-term obligations                 (5,114)        (5,100)
       Other                                                133            949

   Net cash used for financing activities               (49,902)       (43,539)

   Changes in Cash and Cash Equivalents:
       Net decrease in cash and cash equivalents        (24,512)       (43,116)
       Cash and cash equivalents at beginning
          of year                                        77,915         91,597

   Cash and Cash Equivalents at end of period         $  53,403      $  48,481
                                                      ==========     ==========





           The accompanying Notes to Consolidated Condensed Financial
              Statements are an integral part of these Statements.


                                      5



                          WALGREEN CO. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


   (1) Certain amounts in the August 31, 1994 Consolidated Condensed Balance Sheet have been reclassified to be consistent with the February 28, 1995 presentation.

   (2) Inventories are valued on a lower of last-in, first-out (LIFO) cost or market basis. At February 28, 1995 and August 31, 1994, inventories would have been greater by $414,097,000 and $393,568,000 respectively, if they had been valued on a lower of first-in, first-out (FIFO) cost or market basis. LIFO inventory costs can only be determined at the end of each fiscal year when inflation rates and inventory levels are finalized; therefore, LIFO inventory costs for interim financial statements are estimated. Cost of sales is primarily computed on an estimated basis and adjusted based on periodic inventories.

   (3) The weighted average number of common shares and equivalents used for calculating primary net earnings per share was 123,647,000 and 123,720,000 for the six months ended February 28, 1995 and 1994, respectively. Fully diluted net earnings per share are the same as primary net earnings per share.

   (4) The company is involved in various legal proceedings incidental to the normal course of business. These include one group of product liability claims and a patent infringement suit. The company has secured an indemnification under which over 85% of the product liability claims have been settled without the company being required to make any payments. On October 20, 1994, a judgment of $11.3 million plus interest was entered in the patent infringement suit against the company and its co-defendant supplier. The plaintiff subsequently filed a motion for treble damages, which was denied. That denial has been appealed. The case has also been appealed by the defendants, and the company has an indemnification agreement from its supplier for the amount of the judgment plus interest. Management is of the opinion, with which its General Counsel concurs, that the remaining product liability claims, the patent infringement suit, and other legal proceedings will not have a material adverse effect on the company's consolidated financial position or results of operations.




                                        6

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


    Results of Operations

    Net earnings for the second quarter, ended February 28, 1995, were $111,557,000 or $.90 per share. This was a 14.3% increase over last year. Net earnings for the six months were up 16.7% to $165,551,000 or $1.34 per share. Earnings increases resulted from improved sales and lower expense ratios, which were partially offset by lower gross margins.

    Sales increased by 12.3% in the second quarter, to $2.8 billion, and rose by 12.9% to $5.2 billion for the first six months. Drugstore sales increases resulted from sales gains in existing stores and added sales from new stores, which include an indeterminate amount of market-driven price changes. Comparable drugstore sales gains were 7.2% for the quarter and 7.5% for the first six months. New store openings accounted for 7.6% and 7.7% of the quarterly and six-month sales increases. The company operated 2,028 drugstores as of February 28, 1995 compared to 1,901 a year earlier.

    Pharmacy sales increased 19.8% for the second quarter and 19.6% for the first six months. Prescription sales accounted for 40.3% of the second quarter sales and 41.6% of the sales for the six-month period. This compared to 37.8% and 39.3% for the quarter and six-month periods last year. Prescription sales in comparable stores (those open at least one year) were up 13.5% for the six-month period. Pharmacy sales trends are expected to continue. Trends include the aging population, the continued development of new drugs and the country's movement toward managed care. The company is in a position to benefit from these changes because of its large national store base and Healthcare Plus, the company's mail service subsidiary.

    Gross margins decreased in the quarter to 28.4% of sales from 28.5% last year, and to 28.1% from 28.2% for the six-month period. Third party prescription business continued to negatively affect pharmacy gross margins. This more than offset improved gross margins in the rest of the store. Additional emphasis is being placed on minimum third party profitability standards. Cash business should not subsidize unprofitable third party plans. The company uses the last-in, first-out (LIFO) method of inventory valuation; therefore, the sales and cost of sales are both in "current dollars" which more fairly represent current gross margins. However, year to year comparisons still contain an inflation factor. In the last few years inflation has slowed. This means comparisons between years for sales, cost of sales and gross margins are more representative of real volume growth. The estimated annual inflation rates were 2.50% for fiscal 1995 and 2.75% for 1994, which resulted in charges to cost of sales of $11.0 million and $20.5 million for the quarter and six-month period ended February 28, 1995 versus $11.0 million and $20.3 million for the same periods a year ago. The decline in the rate principally resulted from lower inflation estimates for prescription inventories.








                                          7
    Selling, occupancy and administration expenses decreased to 22.0% from 22.2% of sales in the quarter and to 22.9% from 23.3% of sales for the six months. As a percent to sales, higher costs associated with closing retail locations were more than offset by lower advertising and store salaries. Store closing costs, primarily related to relocations, increased as a result of 25 store closings in the second quarter compared to 22 a year ago, and 47 store closings for the first six months compared to 32 last year for the same period.

    The 1995 effective tax rate increased to 38.75% from 38.25% primarily due to estimated interest on tax audits and discontinuance of the targeted jobs credit effective December 31, 1994.

    Financial Condition

    Cash and cash equivalents and marketable securities were $55 million at February 28, 1995, compared to $72 million at February 28, 1994. Short-term investment objectives are to maximize yields while minimizing risk and maintaining liquidity. To attain these objectives, investment limits are placed on the amount, type, and issuer of securities.

    Net cash provided by operating activities was $174.7 million compared to $117.6 million a year ago. This increase resulted primarily from higher earnings and improved inventory control. The company's ongoing profitability should continue supporting existing expansion and remodeling programs, dividends to shareholders and technological improvements.

    Net cash used for investing activities was $149.3 million for the first six months versus $117.1 million last year. Additions to property and equipment were $161.4 million compared to $139.4 million last year. Additions for this fiscal year included expenditures for the new distribution center located in Woodland, California which is expected to become fully operational during the fourth quarter of this fiscal year. During the first six months, a record 107 new or relocated drugstores were opened. This compares to 97 new or relocated drugstores opened in the same period last year. New stores are both purchased and leased. Openings for the first six months of this fiscal year included 5 purchased locations versus 13 for the same period last year. Planned capital expenditures for fiscal 1995 are expected to be approximately $300 million.

    The company continues its strategy of becoming a fully national drugstore chain by entering seven new markets: Philadelphia, Seattle/Tacoma, Little Rock AK, Chattanooga, TN, Oklahoma City, OK; Richmond, VA; and Corpus Christi, Texas. Three stores each in Little Rock and Chattanooga will open this summer, and later in the year the first Walgreen drugstores in the Seattle/Tacoma and Philadelphia markets will open. The company expects to eventually operate as many as 100 stores in Philadelphia, and 60 to 65 stores in the Seattle/Tacoma area. The first three Walgreens in Corpus Christi will open late this fall. The first Walgreen drugstores will open in Oklahoma City and Richmond in the spring of 1996. The company plans to enter both cities with 10 new stores the first year and eventually operate 20 to 25 drugstores in each of these markets. The company expects to open 200 or more new stores annually for the next five years, with the goal of operating 3,000 stores by the year 2000.





                                         8
    Healthcare Plus, the company's managed care subsidiary, opened its second mail service facility. This facility can fill 5,000 prescriptions per day and is expandable to 15,000 per day. A multi-million dollar project called Intercom Plus has begun. This system, which is a re-engineering of the prescription filling process, is designed to meet the demands of new business and pharmacist/patient consultation without corresponding increases in pharmacy payroll. Chainwide implementation is scheduled to be completed by the end of 1996. An eighth major distribution center will open in April in Woodland, California, near Sacramento, to serve the growing store base in the western United States. By July, the facility will be shipping to the company's California and Washington stores.

    At February 28, 1995, the company had $123 million in unused bank lines of credit and $100 million of unissued authorized debt securities, previously filed with the Securities and Exchange Commission. In addition, the company has the ability to borrow up to $76 million against corporate-owned life insurance policies. With the movement to freestanding store locations (from strip centers and malls), the decision has been made to purchase approximately 50 to 70 store locations annually. Purchasing more locations than in the past will result in lower store occupancy costs and provide the foundation to capitalize on the strength of the real estate selection process. Borrowings may be necessary to finance these future obligations.

    As a result of a recent tax court ruling concerning the depreciable lives of certain assets, the company may be required to pay federal income taxes related to prior years. The decision of the tax court has been appealed.
    As of February 28, 1995, the company has adequately provided for all the tax and related interest. Depending on the results of the appeal, this could adversely impact the company's cash position by approximately $50 million.

    There are no accounting standards issued that have not been adopted which would have a material impact on the company's financial statements.




                                        9

                           PART II.  OTHER INFORMATION


          Item 4.  Submission of Matters to a Vote of Security Holders

                   (a) The company held its Annual Meeting of Shareholders on January 11, 1995.

                   (c) The matters voted upon at the company's annual meeting and the results of the voting were as follows:

                        (1) The shareholders voted for election of the following directors to serve until the next annual meeting or until their successors are elected and qualified:
                                                                        Votes
                                                          Votes For    Withheld
                             Charles R. Walgreen III    101,270,315     302,446
                             Theodore Dimitriou         101,229,986     302,446
                             James J. Howard            101,248,191     302,446
                             Charles D. Hunter          101,257,420     302,446
                             L. Daniel Jorndt           101,270,633     302,446
                             Cordell Reed               101,218,949     302,446
                             John B. Schwemm            101,248,008     302,446
                             William H. Springer        101,235,778     302,446
                             Marilou M. von Ferstel     101,238,984     302,446

                        (2) The shareholders voted 100,776,285 shares for and 478,167 shares against with 294,468 abstaining to ratify the appointment of Arthur Andersen LLP as auditors.

          Item 6.  Reports on Form 8-K

                   (a)  Exhibits filed with this report:

                        27.  Financial Data Schedule

                   (b)  Reports on Form 8-K:

                        No reports were filed on Form 8-K during the quarter which ended February 28, 1995.





                                       10






                                   SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                      WALGREEN CO._________
                                                      (Registrant)



    Date    April 11, 1995                            R. L. Polark_________
                                                  Senior Vice President
                                                (Chief Financial Officer)



    Date    April 11, 1995                             R. H. Clausen________
                                                       Controller
                                                (Chief Accounting Officer)

                                       11