Form 10-Q
period 1995-05-31
WALGREEN CO
filed 1995-07-13
CIK 104207

S E C U R I T I E S   A N D   E X C H A N G E   C O M M I S S I O N
                            WASHINGTON, D. C. 20549
                            _______________________


                                   FORM 10-Q


  (Mark One)
  ____X____    Quarterly Report Pursuant to Section 13 or 15(d) of the
                       Securities Exchange Act of 1934

                       FOR THE QUARTER ENDED MAY 31, 1995

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

         COMMON STOCK, $.625 PAR VALUE; ISSUED AND OUTSTANDING 123,070,536 AT JUNE 30, 1995.










                                  Page 1 of 11


                         WALGREEN CO. AND SUBSIDIARIES

                   CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



        The consolidated condensed financial statements included herein have been prepared by the company pursuant to the rules and regulations of the Securities and Exchange Commission. The Consolidated Condensed Balance Sheet as of May 31, 1995 and the Consolidated Condensed Statements of Earnings for the three and nine months ended May 31, 1995 and 1994, and the Consolidated Condensed Statements of Cash Flows for the nine months ended May 31, 1995 and 1994, have been prepared without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the company's latest annual report on Form 10-K.

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



























                          WALGREEN CO. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                                       (Unaudited)
                                                         May 31,     August 31,
                                                          1995         1994
                                                            (In Thousands)
   ASSETS
       Current Assets:
          Cash and cash equivalents                    $  116,029    $   77,915
          Marketable securities, at cost which
             approximates market                            2,032        30,510
          Accounts receivable, net of allowances
             for doubtful accounts of $31,335,000 at
             May 31, and $21,601,000 at August 31         240,008       193,930
          Inventories                                   1,340,298     1,263,400
          Other current assets                             67,516        71,148
             Total Current Assets                       1,765,883     1,636,903

       Property and Equipment, at cost, less
          accumulated depreciation and amortization
          of $591,595,000 at May 31, and
          $511,754,000 at August 31                     1,212,337     1,085,487

       Other Non-Current Assets                           179,525       150,451

             TOTAL ASSETS                              $3,157,745    $2,872,841
                                                       ==========    ==========

   LIABILITIES & SHAREHOLDERS' EQUITY
       Current Liabilities:
          Trade accounts payable                       $  567,609    $  532,816
          Other current liabilities                       456,140       413,058
             Total Current Liabilities                  1,023,749       945,874

       Non-Current Liabilities:
          Deferred income taxes                           144,950       137,741
          Other non-current liabilities                   245,361       215,586
             Total Non-Current Liabilities                390,311       353,327

       Shareholders' Equity:
          Preferred stock $.50 par value; authorized
             4,000,000 shares; none issued                      -             -
          Common stock $.625 par value; authorized
             400,000,000 shares; issued and outstanding
             123,070,536 at May 31 and August 31           76,919        76,919
          Retained earnings                             1,666,766     1,496,721
             Total Shareholders' Equity                 1,743,685     1,573,640

             TOTAL LIABILITIES & SHAREHOLDERS' EQUITY  $3,157,745    $2,872,841
                                                       ==========    ==========

              The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these Statements.



                                        3
                          WALGREEN CO. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                                  (UNAUDITED)


                             Three Months Ended           Nine Months Ended
                                  May 31,                       May 31,
                            1995          1994            1995           1994
                                (Dollars in Thousands Except Per Share Data)

  Net Sales              $2,617,368    $2,335,961      $7,829,908    $6,952,452

  Costs and Deductions:
     Cost of sales        1,888,246     1,679,924       5,638,133     4,993,655

     Selling, occupancy and
        administration      601,517       541,941       1,794,934     1,615,701
                          2,489,763     2,221,865       7,433,067     6,609,356

  Other (Income) Expense:
     Interest income         (1,470)       (1,456)         (3,285)       (3,585)

     Interest expense           112           543             875         1,991
                             (1,358)         (913)         (2,410)       (1,594)
  Earnings before income tax
      provision             128,963       115,009         399,251       344,690

  Income tax provision       49,973        43,991         154,710       131,844

  Net Earnings           $   78,990    $   71,018      $  244,541    $  212,846
                         ===========   ===========     ===========   ===========

  Per Share:

     Net Earnings        $      .64    $      .57      $     1.98    $     1.72
                         ===========   ===========     ===========   ===========

     Dividends Declared  $      .195   $      .17      $      .585   $      .51
                         ===========   ===========     ===========   ===========



           The accompanying Notes to Consolidated Condensed Financial
              Statements are an integral part of these Statements.


                           WALGREEN CO. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                          Nine Months Ended
                                                               May 31,
                                                         1995          1994
                                                           (In Thousands)

   Net cash provided by operating activities          $ 336,986      $ 350,689

   Cash (Used for) Provided by Investing Activities:
       Additions to property and equipment             (234,086)      (211,139)
       Net sales (purchases) of marketable securities    28,478         (2,130)
       Net (investment in) borrowings against
          corporate-owned life insurance                (28,491)         3,995
       Proceeds from disposition of property and
          equipment                                      10,661          9,874

   Net cash used for investing activities              (223,438)      (199,400)

   Cash (Used for) Provided by Financing Activities:
       Cash dividends paid                              (68,919)       (60,309)
       Payments of long-term obligations                 (6,788)        (5,421)
       Other                                                273          2,704

   Net cash used for financing activities               (75,434)       (63,026)

   Changes in Cash and Cash Equivalents:
       Net increase in cash and cash equivalents         38,114         88,263
       Cash and cash equivalents at beginning
          of year                                        77,915         91,597

   Cash and Cash Equivalents at end of period         $ 116,029      $ 179,860
                                                      ==========     ==========




           The accompanying Notes to Consolidated Condensed Financial
              Statements are an integral part of these Statements.


                          WALGREEN CO. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


   (1) Certain amounts in the August 31, 1994 Consolidated Condensed Balance Sheet have been reclassified to be consistent with the May 31, 1995 presentation.

   (2) Inventories are valued on a lower of last-in, first-out (LIFO) cost or market basis. At May 31, 1995 and August 31, 1994, inventories would have been greater by $418,364,000 and $393,568,000 respectively, if they had been valued on a lower of first-in, first-out (FIFO) cost or market basis. LIFO inventory costs can only be determined at the end of each fiscal year when inflation rates and inventory levels are finalized; therefore, LIFO inventory costs for interim financial statements are estimated. Cost of sales is primarily computed on an estimated basis and adjusted based on periodic inventories.

   (3) The weighted average number of common shares and equivalents used for calculating primary net earnings per share was 123,701,000 and 123,683,000 for the nine months ended May 31, 1995 and 1994, respectively. Fully diluted net earnings per share are the same as primary net earnings per share.

        On July 12, 1995, the Board of Directors voted a two-for-one stock split to be distributed August 8, 1995, to shareowners of record July 24, 1995. In addition the Board of Directors approved increases in the authorized common stock, from 400 million shares to 800 million shares, and in the authorized preferred stock, from 4 million shares to 8 million shares. All per share amounts referenced herein are reflected on a pre-split basis.

        Under the terms of the Rights Agreement dated July 9, 1986, as amended, the aforementioned stock split caused a proportionate adjustment in the preferred share purchase rights, which are fully described in the Agreement.

    (4) The company is involved in various legal proceedings incidental to the normal course of business. This includes a patent infringement suit against the company and its co-defendant supplier. On October 20, 1994, a judgment of $11.3 million plus interest was entered on this suit. The plaintiff subsequently filed a motion for treble damages, which was denied. That denial has been appealed. The case has also been appealed by the defendants, and the company has an indemnification agreement from its supplier for the amount of the judgment plus interest. Management is of the opinion, with which its General Counsel concurs, that the patent infringement suit and other legal proceedings will not have a material adverse effect on the company's consolidated financial position or results of operations.





                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


    Results of Operations

    Net earnings for the third quarter, ended May 31, 1995, were $78,990,000 or $.64 per share. This was an 11.2% increase over last year. Net earnings for the nine months were up 14.9% to $244,541,000 or $1.98 per share. Earnings increases resulted from improved sales and lower expense ratios, which were partially offset by lower gross margins.

    Sales increased by 12.0% in the third quarter, to $2.6 billion, and rose by 12.6% to $7.8 billion for the first nine months. Drugstore sales increases resulted from sales gains in existing stores and added sales from new stores, which include an indeterminate amount of market-driven price changes. Comparable drugstore sales gains were 6.7% for the quarter and 7.2% for the first nine months. New store openings accounted for 7.5% and 7.7% of the quarterly and nine-month sales increases. The company operated 2,044 drugstores as of May 31, 1995 compared to 1,922 a year earlier.

    Pharmacy sales increased 20.0% for the third quarter and 19.8% for the first nine months. Prescription sales accounted for 45.2% of the third quarter sales and 42.8% of the sales for the nine-month period. This compared to 42.2% and 40.3% for the quarter and nine-month periods last year. Prescription sales in comparable stores (those open at least one year) were up 13.7% for the nine-month period. Pharmacy sales trends are expected to continue. Trends include the aging population, the continued development of new drugs and the country's movement toward managed care. The company is in a position to benefit from these changes because of its large national store base and Healthcare Plus, the company's mail service subsidiary.

    Gross margins decreased in the quarter to 27.9% of sales from 28.1% last year, and to 28.0% from 28.2% for the nine-month period. Third party prescription business continued to negatively affect pharmacy gross margins. This more than offset improved gross margins in the rest of the store. Additional emphasis is being placed on minimum third party profitability standards. Cash business should not subsidize unprofitable third party plans.

    The company uses the LIFO method of inventory valuation, which can only be determined at the end of the fiscal year when inflation rates and inventory levels are finalized; therefore, LIFO inventory costs for interim financial statements are estimated. Cost of sales for the May quarter includes a LIFO provision of $4.3 million ($.02 per share) versus a credit of $.8 million for the same period a year ago. The nine-month provision was $24.8 million this year compared to $19.4 million last year.

    Selling, occupancy and administration expenses decreased to 23.0% from 23.2% of sales in the quarter and to 22.9% from 23.2% of sales for the nine months. Store salaries and advertising expenses were the principal reasons for the decline.

    The 1995 effective tax rate increased to 38.75% from 38.25% primarily due to estimated interest on tax audits and discontinuance of the targeted jobs credit effective December 31, 1994.


    Financial Condition

    Cash and cash equivalents and marketable securities were $118.1 million at May 31, 1995, compared to $211.7 million at May 31, 1994. Short-term investment objectives are to maximize yields while minimizing risk and maintaining liquidity. To attain these objectives, investment limits are placed on the amount, type, and issuer of securities.

    Net cash provided by operating activities was $337.0 million compared to $350.7 million a year ago. This decrease resulted primarily from higher earnings offset by a buildup of warehouse inventories. Warehouse inventory additions were due in large part to the stocking of the new Woodland, California distribution center which became operational in June. The company's ongoing profitability should continue supporting existing expansion and remodeling programs, dividends to shareholders and technological improvements.

    Net cash used for investing activities was $223.4 million for the first nine months versus $199.4 million last year. Additions to property and equipment were $234.1 million compared to $211.1 million last year. Additions for this fiscal year included expenditures for the new distribution center. During the first nine months, a record 140 new or relocated drugstores were opened. This compares to 136 new or relocated drugstores opened in the same period last year. New stores are both purchased and leased. Openings for the first nine months of this fiscal year included 8 purchased locations versus 23 for the same period last year. Planned capital expenditures for fiscal 1995 are expected to be approximately $300 million.

    The company continues its strategy of becoming a fully national drugstore chain by entering seven new markets: Philadelphia, Seattle/Tacoma, Little Rock AK, Chattanooga, TN, Oklahoma City, OK; Richmond, VA; and Corpus Christi, Texas. Two additional major markets will be announced this summer. The company expects to open 200 or more new stores annually for the next five years, with the goal of operating 3,000 stores by the year 2000.

    Healthcare Plus, the company's managed care subsidiary, opened its second mail service facility. This facility can fill 5,000 prescriptions per day and is expandable to 15,000 per day. Walgreens has formed a PBM (pharmacy benefits manager) to provide a formal umbrella for services offered to managed care plans by our Healthcare Plus subsidiary. These include retail/mail prescriptions, nursing home pharmaceuticals, durable medical equipment, infusion therapy, formulary management and claims processing.

    A multi-million dollar project called Intercom Plus is being rolled out to the stores with chainwide implementation scheduled to be completed by the end of 1996. This system, which is a re-engineering of the prescription filling process, is designed to meet the demands of new business and pharmacist/patient consultation without corresponding increases in pharmacy payroll.

    Walgreens has signed a letter of intent to sell its Pre-Scribe computer software system to IBM's subsidiary, Integrated Systems Solutions Corp.
    (ISSC). The Pre-Scribe software permits physician offices to be electronically linked to pharmacies. This is not expected to have a material effect on the company's financial condition or results of operation.

    At May 31, 1995, the company had $123 million in unused bank lines of credit and $100 million of unissued authorized debt securities, previously filed with the Securities and Exchange Commission. In addition, the company has the ability to borrow up to $83 million against corporate-owned life insurance policies. With the movement to freestanding store locations (from strip centers and malls), the decision has been made to purchase more store locations than in the past. This will result in lower store occupancy costs and provide the foundation to capitalize on the strength of the real estate selection process. Borrowings may be necessary to finance these future obligations.

    As a result of a recent tax court ruling concerning the depreciable lives of certain assets, the company may be required to pay federal income taxes related to prior years. The decision of the tax court has been appealed.
    As of May 31, 1995, the company has adequately provided for all the tax and related interest. Depending on the results of the appeal, this could adversely impact the company's cash position by approximately $50 million.

    There are no accounting standards issued that have not been adopted which would have a material impact on the company's financial statements.




                           PART II.  OTHER INFORMATION


          Item 6.  Reports on Form 8-K

                   (a)  Exhibits filed with this report:

                        27.  Financial Data Schedule

                   (b)  Reports on Form 8-K:

                        No reports were filed on Form 8-K during the quarter which ended May 31, 1995.





                                   SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                      WALGREEN CO._________
                                                      (Registrant)



    Date    July 13, 1995                             R. L. Polark_________
                                                  Senior Vice President
                                                (Chief Financial Officer)



    Date    July 13, 1995                             R. H. Clausen________
                                                       Controller
                                                (Chief Accounting Officer)




