Form 10-K
period 1995-08-31
WALGREEN CO
filed 1995-11-27
CIK 104207

S E C U R I T I E S   A N D   E X C H A N G E   C O M M I S S I O N
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
(Mark One)
    X         Annual Report Pursuant to Section 13 or 15(d) of the Securities
                         Exchange Act of 1934 [Fee Required]

                      FOR THE FISCAL YEAR ENDED AUGUST 31, 1995.

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

Securities registered pursuant to Section 12(b) of the Act:
                                                     Name of each exchange
           Title of each class                        on which registered
                                                    NEW YORK STOCK EXCHANGE
  COMMON STOCK ($.3125 PAR VALUE)                   CHICAGO STOCK EXCHANGE
                                                    NEW YORK STOCK EXHCANGE
  PREFERRED SHARE PURCHASE RIGHTS                   CHICAGO STOCK EXCHANGE

Securities registered pursuant to section 12(g) of the Act:    NONE

     Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
                            Yes   X        No ______

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [ ]

     AS OF OCTOBER 31, 1995, THERE WERE 246,141,072 SHARES OF WALGREEN CO.
COMMON STOCK,   PAR VALUE $.3125 PER SHARE, ISSUED AND OUTSTANDING AND THE
AGGREGATE MARKET VALUE OF SUCH COMMON STOCK HELD BY NON-AFFILIATES (BASED UPON THE CLOSING TRANSACTION PRICE ON THE NEW YORK STOCK EXCHANGE) WAS APPROXIMATELY $6,852,772,000.

DOCUMENTS INCORPORATED BY REFERENCE
     PORTIONS OF THE ANNUAL REPORT TO SHAREHOLDERS FOR THE YEAR ENDED AUGUST 31, 1995, ONLY TO THE EXTENT EXPRESSLY SO STATED HEREIN, ARE INCORPORATED BY REFERENCE INTO PARTS I, II AND IV OF FORM 10-K. PORTIONS OF THE REGISTRANT'S PROXY STATEMENT FOR ITS 1995 ANNUAL MEETING OF SHAREHOLDERS TO BE HELD JANUARY 10, 1996, ARE INCORPORATED BY REFERENCE INTO PART III OF FORM 10-K.


                                     PART I


Item 1.  Description of Business

      (a)  General development of business.

      Walgreen Co. (the "company" or "Walgreens") is America's largest drugstore retailer and during the fiscal year ended August 31, 1995, had net sales of $10,395,096,000. The company served customers in 31 states and Puerto Rico through 2,083 retail drugstores and 2 mail order facilities.

      In fiscal 1995, the company opened 205 new drugstores and one mail service facility, completed remodelings of 84 units, and closed 88 drugstores and one mail service facility. In the last five fiscal years, the company has opened 763 new drugstores, 2 new mail service facilities, acquired 24 stores, completed remodelings of 543 units and closed 263 drugstores and one mail service facility. In addition, two major distribution centers were added during the five-year period and one was closed.

      Prescription sales were 43.4% of total sales for fiscal 1995 compared to 40.8% in 1994 and 38.2% in 1993. Pharmacy sales trends are expected to continue primarily because of expansion into new markets, increased penetration in existing markets and demographic changes such as the aging population.

      The company expects to open 200 or more new stores annually for the next five years, with the goal of operating 3,000 stores by the year 2000. Plans during fiscal 1996 include opening 10 to 15 stores each in the new Dallas/Fort Worth and Las Vegas markets, as well as four to five in Portland, Oregon. By the end of fiscal 1996 more than 400 stores are expected to offer one-hour photofinishing. Store implementation of Intercom Plus, an advanced pharmacy computer and workflow system, is expected to be completed in fiscal 1997. Healthcare Plus, the company's managed care subsidiary, has formed its own PBM (pharmacy benefits manager) network and will begin serving new plans in January.

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

                 The estimated contributions of various product classes to sales for each of the last three fiscal years are as follows:

                                                             Percentage
                        Product Class                1995       1994       1993

                        Prescription Drugs            43%        41%        38%
                        General Merchandise *         24         24         25
                        Nonprescription Drugs *       13         13         14
                        Liquor, Beverages              8          9         10
                        Cosmetics, Toiletries *        8          9          9
                        Tobacco Products *             4          4          4

                        Total Sales                  100%       100%       100%
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

       (v)  Seasonal variations in business.

            The business is seasonal in nature, with Christmas generating a higher proportion of sales and earnings than other periods. See the caption "The Walgreen Year...A Review by Quarters" on Page 30 of the Annual Report to Shareholders for the year ended August 31, 1995 ("Annual Report"), which is ncorporated herein by reference.

       (vi)  Working capital practices.

            During fiscal 1995 the company did obtain funds through the placement of commercial paper. The company generally finances its inventory and expansion needs with internally generated funds. However, short-term borrowings are anticipated during fiscal 1996 to support working capital needs.

                                       2
            Due to the nature of the retail drugstore business, sales are principally for cash. Customer returns are immaterial.

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

       (x)  Competitive conditions.

            The drug store industry is highly competitive. As one of the volume leaders in the retail drug industry, Walgreens competes with various retailers, including chain and independent drugstores, mail order prescription providers, grocery, variety and discount department stores. Competition remained keen during the fiscal year with the company competing on the basis of price, convenience and variety. The company's geographic dispersion tends to offset the impact of temporary economic and competitive conditions in individual markets.

            Sales by geographic area for fiscal 1995 were as follows:
                                                    Percent
               State                                of Sales
               Florida                                19
               Illinois                               16
               Texas                                   8
               Arizona                                 7
               California                              6
               Wisconsin                               5
               25 other states and Puerto Rico        39
                                                     100
                                                     ===
       (xi)  Research and development activities.

            The company does not engage in any material research activities.

       (xii)  Environmental disclosures.

            Federal, state and local environmental protection requirements have no material effect upon capital expenditures, earnings or competitive position of the company.

       (xiii)  Number of employees.

            The company employs approximately 68,800 persons, about 22,800 of whom are part-time employees working less than 30 hours per week.

     (d) Financial information about foreign and domestic operations and export sales.

               All the company sales occur within the continental United States and Puerto Rico. There are no export sales.

Item 2.  Properties

     The number and location of the company's drugstores is incorporated by reference to the table under the caption "Walgreens Nationwide" on page 33 of the Annual Report. Most of the company's drugstores are leased. The leases are for various terms and periods. See the caption, "Leases" on page 26 of the Annual Report, which section is incorporated herein by reference. The company owns approximately 5% of the retail stores open at August 31, 1995. The decision has been made to purchase, rather than lease, more store locations than in the past. The company has an aggressive expansion program of adding new stores and remodeling and repositioning existing stores. Net selling space of drugstores was increased from 19.3 million to 20.7 million square feet at August 31, 1995. Over the past five years, approximately 60% of company stores have been opened or remodeled.

     The company's retail drugstore operations are supported by nine warehouses with a total of approximately 3,385,000 square feet of space, of which 2,430,000 square feet is owned. The remaining space is leased with an option to buy. All warehouses are served by electronic data processing systems for order processing control, operating efficiencies and rapid merchandise delivery to stores. All stores receive merchandise within two days of ordering. In addition, the company uses public warehouses to handle distribution needs. In 1995, the company opened the ninth warehouse in Woodland, California and added additional warehouse space in Orlando, Florida. Distribution capacity is adequate now, but as the company continues to expand, additional space will be needed to maintain service levels. Studies are ongoing to determine where and when distribution space will be added.

     The company owns one mail service facility with a ground sublease and leases a second facility. The combined square footage of the facilities is approximately 120,000 square feet. There are four principal office facilities containing approximately 500,000 square feet of which 400,000 square feet is owned and the remainder is leased. The mail order and office facilities are adequate for current needs.

Item 3.  Legal Proceedings

       The information in response to this item is incorporated herein by reference to the caption "Contingencies" on page 27 of the Annual Report.

Item 4.  Submission of Matters to a Vote of Security Holders

       No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year.


     EXECUTIVE OFFICERS OF THE REGISTRANT

     The following information is furnished with respect to each executive officer of the company as of August 31, 1995:

NAME AND BUSINESS EXPERIENCE                 AGE        OFFICE HELD

Charles R. Walgreen III                      59         Chairman of the Board,
  Chairman of the Board since April                      Chief Executive Officer
      1976                                               and Director
  Chief Executive Officer since 1971
  Director since 1963

L. Daniel Jorndt                             54         President, Chief
                                                          Operating Officer and
  President and Chief Operating                           Director
      Officer since February 1990
  Director since January 1990

Vernon A. Brunner                            55         Executive Vice President
  Executive Vice President since
      February 1990

Glenn S. Kraiss                              62         Executive Vice President
  Executive Vice President since
      February 1990

John R. Brown                                59         Senior Vice President
  Senior Vice President since
      May 1985

Roger L. Polark                              47         Senior Vice President
  Senior Vice President and                               and Chief Financial
      Chief Financial Officer since                       Officer
      February 1995
  Vice President since June 1988

John A. Rubino                               54         Senior Vice President
  Senior Vice President since July 1991
  Vice President
      October 1984 to July 1991

William A. Shiel                             44         Senior Vice President
  Senior Vice President since July 1993
  Vice President
      May 1985 to July 1993

Robert C. Atlas                              60         Vice President
  Vice President since September 1987

David W. Bernauer                            51         Vice President
  Chief Information Officer since
      February 1995
  Vice President since February 1990
  Treasurer
      February 1990 to June 1992


     EXECUTIVE OFFICERS OF THE REGISTRANT - continued:

NAME AND BUSINESS EXPERIENCE                 AGE        OFFICE HELD


W. Lynn Earnest                              52         Vice President and
   Vice President and Treasurer                           Treasurer
       since July 1992
   Regional Vice President
       July 1980 to June 1992

Robert H. Halaska                            55         Vice President
   Vice President since April 1995
   President, Walgreens Healthcare Plus,
       Inc. since September 1991
   Senior Vice President, Sales &
       Marketing, Blue Cross/Blue
       Shield of Illinois
       February 1985 to September 1991

Jerome B. Karlin                             53         Vice President
   Vice President since September 1987

Julian A. Oettinger                          56         Vice President,
   Vice President, Secretary and                          Secretary and
       General Counsel since January 1989                 General Counsel

Roger H. Clausen                             53         Controller
   Controller since June 1988


    There is no family relationship between any of the aforementioned officers of the company.



                                    PART II

     Item 5. Market for the Registrant's Common Stock and Related Security Holder Matters

            The company's common stock is traded on the New York and Chicago Stock Exchanges under the symbol WAG. As of October 31, 1995 there were 33,339 recordholders of company common stock according to the records maintained by the company's transfer agent.

            The range of the sales prices of the company's common stock by quarters and the cash dividends declared per common share during the two years ended August 31, 1995 are as follows:

                      Dividends               Common Stock Prices
                      Declared            1995                   1994
     Quarter Ended  1995    1994      High       Low         High       Low
     November     $.0975   $.085   $21  3/16  $18   1/2    $21 11/16  $18  7/16
     February      .0975    .085    24         20   1/4     21   1/8   18   7/8
     May           .0975    .085    24 13/16   22 13/16     21   3/8   19 15/16
     August        .0975    .085    26  9/16   23   5/8     20  5/16   17  1/16
     Fiscal Year  $.  39   $. 34   $26  9/16  $18   1/2    $21 11/16  $17  1/16

     ==========================================================================

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

     Item 9.  Disagreements on Accounting and Financial Disclosure

            None.


                                    PART III

            The information required for Items 10, 11 and 12, with the exception of the information relating to the executive officers of the Registrant, which is presented in Part I under the heading "Executive Officers of the Registrant", is incorporated herein by reference to the following sections of the Registrant's Proxy Statement:

        Captions in Proxy                                     Proxy Page Numbers

        Names and ages of Director nominees,
        their principal occupations and
        other information                                               2

        Securities Ownership of Directors and Executive             4 - 5
        Officers

        Executive Compensation                                     6 - 13



                                       8
                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  Documents filed as part of this report

     (1) The following financial statements, supplementary data, and auditors' report appearing in the Annual Report are incorporated herein by reference.
                                                                   Annual Report
                                                                    Page Number
          Consolidated Statements of Earnings and Retained Earnings       22
          for the years ended August 31, 1995, 1994 and 1993

          Consolidated Balance Sheets at August 31, 1995 and 1994         23

          Consolidated Statements of Cash Flows                           24
          for the years ended August 31, 1995, 1994 and 1993

          Statement of Major Accounting Policies                     25 - 26

          Notes to Consolidated Financial Statements                 26 - 28

          Report of Independent Public Accountants                        29

          Summary of Quarterly Results for the years ended                30
          August 31, 1995 and 1994 (Unaudited)

          Walgreens Nationwide                                            33

     (2) The following financial statement schedule and related auditors' report are included herein.

                                                                        10-K
                                                                     Page Number
          Schedule II    Valuation and Qualifying Accounts               14

          Report of Independent Public Accountants on Supplemental       15
          Schedule

          Schedules I, III, IV and V are not submitted because they are not applicable or not required or because the required information is included in the Financial
          Statements in (1) above or notes thereto.

          Other Financial Statements -

          Separate financial statements of the registrant have been omitted because it is primarily an operating company, and all its subsidiaries are included in the consolidated financial statements.



     (3) Exhibits 10(a) through 10(n) constitute management contracts or compensatory plans or arrangements required to be filed as exhibits pursuant to Item 14(c) of this Form 10-K.

(b)  Reports on Form 8-K

          No reports on Form 8-K were filed by the Registrant during the quarter ending August 31, 1995.

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

                   (ii) Amendment to Rights Agreement dated as of October 18,
                        1988, between the company and Harris Bank and Trust Company. (Note 5)

         10.  (a)  Top Management Long-Term Disability Plan.  (Note 3)

              (b)  Executive Short-Term Disability Plan Description.  (Note 3)


________________________________________________________________________________
     See Notes on page 13.

                                          10
              (c) Walgreen Management Incentive Plan (as restated effective October 12, 1994), filed with the Securities and Exchange Commission as Exhibit 10(a) to the company's Quarterly Report on Form 10-Q for the quarter ended November 30, 1994, and incorporated by reference herein.

              (d)   (i)  Walgreen Co. Restricted Performance Share Plan and
                         amendments thereto effective October 18, 1988 and July 8, 1992, filed with the Securities and Exchange Commission as Exhibit 10(d) to the company's Annual Report on Form 10-K for the fiscal year ended August 31, 1992, and incorporated by reference herein.

                   (ii) Amendment No. 3 to the Walgreen Co. Restricted Performance Share Plan (effective September 1, 1994), filed as Exhibit 10(b) to the company's Quarterly Report on Form 10-Q for the quarter ended November 30, 1994, and incorporated by reference herein.

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




________________________________________________________________________________
     See Notes on page 13.
                                       11
              (i)    (i) Form of Change of Control Employment Agreements.  (Note
                         5)

                    (ii) Amendment to Employment Agreements adopted July 12,
                         1989.  (Note 7)

              (j) Walgreen Select Senior Executive Retiree Medical Expense Plan. (Note 6)

              (k)   (i)  Walgreen Co. Profit-Sharing Restoration Plan (restated
                         effective January 1, 1993), filed with the Securities and Exchange Commission as Exhibit 10(k) to the company's Annual Report on Form 10-K for the fiscal year ended August 31, 1993, and incorporated by reference herein.

                   (ii) Walgreen Profit Sharing Restoration Plan Amendment No. 1 (effective October 12, 1994), filed as Exhibit 10(c) to the company's Quarterly Report on Form 10-Q for the quarter ended November 30, 1994, and incorporated by reference herein.

              (l)  Walgreen Co. Retirement Plan for Outside Directors.  (Note 7)

              (m) Walgreen Section 162(m) Deferred Compensation Plan (effective October 12, 1994), filed with the Securities and Exchange Commission as Exhibit 10(d) to the company's Quarterly Report on Form 10-Q for the quarter ended November 30, 1994, and incorporated by reference herein.

              (n) Agreement dated October 13, 1994, by and between Walgreen Co. and Charles D. Hunter (for consulting services), filed with the Securities and Exchange Commission as Exhibit 10(e) to the company's Quarterly Report on Form 10-Q for the quarter ended November 30, 1994, and incorporated by reference herein.

         11. The required information for this Exhibit is contained in the Consolidated Statements of Earnings and Retained Earnings for the years ended August 31, 1995, 1994 and 1993 and also in the Statement of Major Accounting Policies, each appearing in the Annual Report and previously referenced in Part IV, Item 14, Section (a)(1).

         13. Annual Report to shareholders for the fiscal year ended August 31, 1995. This report, except for those portions thereof which are expressly incorporated by reference in this Form 10-K, is being furnished for the information of the Securities and Exchange Commission and is not deemed to be "filed" as a part of the filing of this Form 10-K.

         21.  Subsidiaries of the Registrant.

         23.  Consent of Independent Public Accountants.

         27.  Financial Data Schedule.


________________________________________________________________________________
     See Notes on page 13.

                                       12

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

          (Note 3)    Filed with the Securities and Exchange Commission as
                      Exhibit 10 to the company's Annual Report on Form 10-K for the fiscal year ended August 31, 1990 (File No. 1-604), and incorporated by reference herein.

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

          (Note 7)    Filed with the Securities and Exchange Commission as
                      Exhibit 10 to the company's Annual Report on Form 10-K for the fiscal year ended August 31, 1989 (File No. 1-604), and incorporated by reference herein.

          (Note 8)    Filed with the Securities and Exchange Commission as
                      Exhibit 10 to the company's Annual Report on Form 10-K for the fiscal year ended August 31, 1992, and incorporated by reference herein.


                                       13

                         WALGREEN CO. AND SUBSIDIARIES

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

               FOR THE YEARS ENDED AUGUST 31, 1995, 1994 AND 1993

                             (Dollars in Thousands)


                                           Additions
                              Balance at   Charged to                 Balance at
                              Beginning    Costs and                     End
Classification                of Period     Expenses    Deductions    of Period

Allowances deducted from receivables
    for doubtful accounts -


Year ended August 31, 1995    $ 21,601     $  7,499     $ (4,467)     $ 24,633
                              ========     ========     =========     ========

Year ended August 31, 1994    $ 23,050     $  4,018     $ (5,467)     $ 21,601
                              ========     ========     =========     ========

Year ended August 31, 1993    $ 19,059     $ 12,287     $ (8,296)     $ 23,050
                              ========     ========     =========     ========



                                       14



REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SUPPLEMENTAL SCHEDULE






To the Board of Directors and Shareholders of Walgreen Co.:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in Walgreen Co. and Subsidiaries' annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated September 29, 1995. Our report on the financial statements includes an explanatory paragraph with respect to the changes in the methods of accounting for postretirement benefits other than pensions and income taxes as discussed in the Statement of Major Accounting Policies, under "Accounting Changes". Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The supplemental schedule II included in this Form 10-K is the responsibility of the company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements.
The supplemental schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



Arthur Andersen LLP


Chicago, Illinois
September 29, 1995


                                       15

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     WALGREEN CO.
     (Registrant)


By ______R. L. Polark_______                           Date:  November 22, 1995
         R. L. Polark
    Senior Vice President
   Chief Financial Officer


    Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, and in the capacities and on the dates indicated.

           Name                         Title                        Date


_____C. R. Walgreen III____  Chairman of the Board, Chief      November 22, 1995
     C. R. Walgreen III      Executive Officer and Director

_____L. D. Jorndt__________  President, Chief Operating        November 22, 1995
     L. D. Jorndt            Officer and Director


_____Roger H. Clausen______  Controller                        November 22, 1995
     Roger H. Clausen

_____Theodore Dimitriou____  Director                          November 22, 1995
     Theodore Dimitriou

_____James J. Howard_______  Director                          November 22, 1995
     James J. Howard

_____C. D. Hunter__________  Director                          November 22, 1995
     C. D. Hunter

_____Cordell Reed__________  Director                          November 22, 1995
     Cordell Reed

_____John B. Schwemm_______  Director                          November 22, 1995
     John B. Schwemm

_____William H. Springer___  Director                          November 22, 1995
     William H. Springer

_____Marilou M. von Ferstel  Director                          November 22, 1995
     Marilou M. von Ferstel





                                       16

                               INDEX TO EXHIBITS


     A.  DOCUMENTS FILED WITH THIS REPORT

     Exhibit 3 (a)         Articles of Incorporation of the company,
                           as amended.

     Exhibit 13 Annual Report to Shareholders for the Fiscal Year Ended August 31, 1995.

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

     Exhibit 4(b)(ii) Amendment to Rights Agreement dated as of October 18, 1988, between the company and Harris Bank and Trust Company.

     Exhibit 10            Material Contracts

                           (a)      Top Management Long-Term Disability Plan.

                           (b)      Executive Short-Term Disability Plan
                                    Description.

                           (c)      Walgreen Management Incentive Plan,
                                    as restated.

                           (d)  (i) Walgreen Co. Restricted Performance Share
                                    Plan, as amended.

                               (ii) Amendment No. 3 to the Walgreen Co.
                                    Restricted Performance Share Plan.

                           (e) Walgreen Co. Executive Stock Option Plan, as amended.

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

                           (h)      Walgreen Co. Executive Deferred
                                    Profit-Sharing Plan, as restated.

                           (i)  (i) Form of Change of Control Employment
                                    Agreements.

                               (ii) Amendment to Employment Agreements.

                           (j)      Walgreen Select Senior Executive
                                    Retiree Medical Expense Plan.

                           (k)  (i) Walgreen Co. Profit-Sharing Restoration
                                    Plan, as restated.

                               (ii) Walgreen Profit Sharing Restoration Plan
                                    Amendment No. 1.

                           (l)      Walgreen Co. Retirement Plan for
                                    Outside Directors.

                           (m)      Walgreen Section 162(m) Deferred
                                    Compensation Plan.

                           (n) Consulting Agreement between Walgreen Co. and Charles D. Hunter.