Form 10-Q
period 1995-11-30
WALGREEN CO
filed 1996-01-11
CIK 104207

S E C U R I T I E S   A N D   E X C H A N G E   C O M M I S S I O N
                            WASHINGTON, D. C. 20549
                            _______________________


                                   FORM 10-Q


  (Mark One)
  ____X____    Quarterly Report Pursuant to Section 13 or 15(d) of the
                       Securities Exchange Act of 1934

                    FOR THE QUARTER ENDED NOVEMBER 30, 1995

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

         COMMON STOCK, $.3125 PAR VALUE; ISSUED AND OUTSTANDING 246,141,072 AT DECEMBER 31, 1995.










                                  Page 1 of 10


                         WALGREEN CO. AND SUBSIDIARIES

                   CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



        The consolidated condensed financial statements included herein have been prepared by the company pursuant to the rules and regulations of the Securities and Exchange Commission. The Consolidated Condensed Balance Sheet as of November 30, 1995 and the Consolidated Condensed Statements of Earnings for the three months ended November 30, 1995 and 1994, and the Consolidated Condensed Statements of Cash Flows for the three months ended November 30, 1995 and 1994, have been prepared without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the company's latest annual report on Form 10-K.

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





                          WALGREEN CO. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                                       (Unaudited)
                                                       November 30,  August 31,
                                                          1995         1995
                                                            (In Thousands)
   ASSETS
       Current Assets:
          Cash and cash equivalents                    $    7,635    $   22,245
          Marketable securities, at cost which
             approximates market                            4,950             -
          Accounts receivable, net of allowances
             for doubtful accounts of $26,837,000 at
             November 30, and $24,633,000 at August 31    269,736       246,086
          Inventories                                   1,664,750     1,453,881
          Other current assets                             79,064        90,705
             Total Current Assets                       2,026,135     1,812,917

       Property and Equipment, at cost, less
          accumulated depreciation and amortization
          of $605,974,000 at November 30 and
          $581,803,000 at August 31                     1,287,591     1,248,962

       Other Non-Current Assets                           197,848       190,728

             TOTAL ASSETS                              $3,511,574    $3,252,607
                                                       ==========    ==========

   LIABILITIES & SHAREHOLDERS' EQUITY
       Current Liabilities:
          Notes payable                                $   77,289    $        -
          Trade accounts payable                          750,307       606,263
          Other current liabilities                       457,468       471,499
             Total Current Liabilities                  1,285,064     1,077,762

       Non-Current Liabilities:
          Deferred income taxes                           144,210       142,278
          Other non-current liabilities                   253,828       239,981
             Total Non-Current Liabilities                398,038       382,259

       Shareholders' Equity:
          Preferred stock $.25 par value; authorized
             8,000,000 shares; none issued                      -             -
          Common stock $.3125 par value; authorized
             800,000,000 shares; issued and outstanding
             246,141,072 at November 30 and August 31      76,919        76,919
          Retained earnings                             1,751,553     1,715,667
             Total Shareholders' Equity                 1,828,472     1,792,586

             TOTAL LIABILITIES & SHAREHOLDERS' EQUITY  $3,511,574    $3,252,607
                                                       ==========    ==========

              The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these Statements.


                         WALGREEN CO. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                                  (UNAUDITED)


                                                     Three Months Ended
                                                         November 30,
                                                     1995           1994
                                                     (Dollars in Thousands
                                                     Except Per Share Data)

  Net Sales                                       $2,692,767    $2,405,556

  Costs and Deductions:
     Cost of sales                                 1,953,785     1,740,764

     Selling, occupancy and
        administration                               635,208       576,941
                                                   2,588,993     2,317,705

  Other (Income) Expense:
     Interest income                                  (1,043)         (824)

     Interest expense                                    890           521
                                                        (153)         (303)
  Earnings before income tax
      provision                                      103,927        88,154

  Income tax provision                                40,272        34,160

  Net Earnings                                    $   63,655    $   53,994
                                                  ===========   ===========

  Per Share:

     Net Earnings                                 $      .26    $      .22
                                                  ===========   ===========

     Dividends Declared                           $      .11    $    .0975
                                                  ===========   ===========




           The accompanying Notes to Consolidated Condensed Financial
              Statements are an integral part of these Statements.

                           WALGREEN CO. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                          Three Months Ended
                                                              November 30,
                                                         1995           1994
                                                           (In Thousands)

   Net cash provided by operating activities          $  14,024      $  17,005

   Cash (Used for) Provided by Investing Activities:
       Additions to property and equipment              (76,329)       (85,221)
       Net investment in corporate-owned
           life insurance                                     -        (29,521)
       Net (purchases) sales of marketable securities    (4,950)        19,198
       Proceeds from disposition of property and
          equipment                                       4,637          3,251

   Net cash used for investing activities               (76,642)       (92,293)

   Cash (Used for) Provided by Financing Activities:
       Cash dividends paid                              (23,999)       (20,922)
       Proceeds from notes payable                       77,289         35,000
       Other                                             (5,282)          (544)

   Net cash provided by financing activities             48,008         13,534

   Changes in Cash and Cash Equivalents:
       Net decrease in cash and cash equivalents        (14,610)       (61,754)
       Cash and cash equivalents at beginning
          of year                                        22,245         77,915

   Cash and Cash Equivalents at end of period         $   7,635      $  16,161
                                                      ==========     ==========




           The accompanying Notes to Consolidated Condensed Financial
              Statements are an integral part of these Statements.


                          WALGREEN CO. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


   (1) Inventories are valued on a lower of last-in, first-out (LIFO) cost or market basis. At November 30, 1995 and August 31, 1995, inventories would have been greater by $423,579,000 and $415,015,000 respectively, if they had been valued on a lower of first-in, first-out (FIFO) cost or market basis. LIFO inventory costs can only be determined at the end of each fiscal year when inflation rates and inventory levels are finalized; therefore, LIFO inventory costs for interim financial statements are estimated. Cost of sales is primarily computed on an estimated basis and adjusted based on periodic inventories.

   (2) All share data have been adjusted to reflect a two-for-one stock split distributed to shareholders August 8, 1995. In addition the Board of Directors approved increases in the authorized common stock, from 400 million shares to 800 million shares, and in the authorized preferred stock, from 4 million shares to 8 million shares.

        The weighted average number of common shares and equivalents used for calculating primary net earnings per share was 248,109,000 and 247,065,000 for the three months ended November 30, 1995 and 1994, respectively. Fully diluted net earnings per share are the same as primary net earnings per share.

    (3) The company is involved in various legal proceedings incidental to the normal course of business. This includes a patent infringement suit against the company and its co-defendant supplier. On October 20, 1994, a judgment of $11.3 million plus interest was entered on this suit. The plaintiff subsequently filed a motion for treble damages, which was denied. That denial has been appealed. The case has also been appealed by the defendants, and the company has an indemnification agreement from its supplier for the amount of the judgment plus interest. Management is of the opinion, with which its General Counsel concurs, that the patent infringement suit and other legal proceedings will not have a material adverse effect on the company's consolidated financial position or results of operations.



                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


    Results of Operations

    Net earnings for the first quarter of fiscal 1996, increased by 17.9% to $63,655,000 or $.26 per share, compared to $.22 per share in the same quarter last year. Earnings increases resulted from improved sales and lower expense ratios, which were partially offset by lower gross margins.


    Sales for the quarter ended November 30, 1995 increased 11.9% to $2.7 billion. Drugstore sales increases resulted from sales gains in existing stores and added sales from new stores, each of which include an indeterminate amount of market-driven price changes. Sales in comparable stores (those open at least one year) were up 7.4% for the quarter. New store openings accounted for 7.2% of the quarterly sales increase. The company operated 2110 drugstores as of November 30, 1995, compared to 2,019 a year earlier.

    Pharmacy sales increased 19.3% for the first quarter and were 45.9% of total sales for the quarter compared to 43.1% a year ago. Comparable drugstore sales increased 14.4%. Pharmacy sales trends are expected to continue primarily because of expansion into new markets, increased penetration in existing markets and demographic changes such as the aging population.


    Gross margins as a percent of sales decreased to 27.4% of sales from 27.6% last year. Prescription margins continue to decrease as third party sales become a larger portion of pharmacy sales. The company is responding to gross margin pressures by emphasizing minimum third party profitability standards.


    The company uses the LIFO method of inventory valuation, which can only be determined at the end of the fiscal year when inflation rates and inventory levels are finalized; therefore, LIFO inventory costs for interim financial statements are estimated. Cost of sales for the November quarter includes a LIFO provision of $8.6 million ($.02 per share) versus a charge of $9.5 million ($.02 per share) for the same period a year ago.

    Selling, occupancy and administration expenses were 23.6% of sales in the quarter compared to 24.0% in the same period a year ago. The decrease, as a percent to sales, was caused by improved bad debt experience and lower insurance costs.

    Financial Condition

    Net cash provided by operating activities was $14.0 million compared to $17.0 million a year ago. The company's ongoing profitability is expected to continue supporting expansion and remodeling programs, dividends to shareholders and the funding for various technological improvements.





    Net cash used for investing activities was $76.6 million for the first quarter of fiscal 1996 versus $92.3 million last year. Additions to property and equipment were $76.3 million compared to $85.2 million last year. During the first quarter, 48 new or relocated drugstores were opened. This compares to 73 new or relocated drugstores opened in the same period last year. New stores are owned and leased. Openings for the first quarter included 5 owned locations versus 4 for the same period last year. Capital expenditures for fiscal 1996 are expected to exceed $300 million. During the first quarter last year, the company repaid $29.5 million of borrowings on corporate-owned life insurance.

    The company expects to open 215 new stores in fiscal 1996 and continue to open 200 or more stores annually for the next 5 years. By the end of fiscal 1996 more than 400 stores are expected to offer one-hour photofinishing. Store implementation of Intercom Plus, an advanced pharmacy computer and workflow system, is expected to be completed in fiscal 1997. Healthcare Plus, the company's managed care subsidiary, has formed WHP Health Initiatives, Inc., its own PBM (pharmacy benefits manager) network which began serving new plans in January.

    Net cash provided by financing activities was $48.0 million compared to $13.5 million provided a year ago. During both quarters, the company obtained funds through the placement of commercial paper. At November 30, 1995, the company had $146 million in unused bank lines of credit and $100 million of unissued authorized debt securities, previously filed with the Securities and Exchange Commission. In addition, the company has the ability to borrow an additional $94 million against corporate-owned life insurance policies.

    In fiscal 1995, the company received an unfavorable Tax Court ruling concerning the depreciable lives of certain assets. The company appealed, and on October 17, 1995, the United States Court of Appeals rendered an opinion which reversed the ruling. The case, which involves approximately $50 million of tax deductions taken in prior years, was remanded back to the Tax Court for further findings on the facts. As of November 30, 1995, the company has adequately provided for all possible tax and related interest.

    Adoption of Financial accounting Board Statement No. 121 "Accounting for the Impairment of Long-Lived Assets" is required by fiscal 1997. This pronouncement requires long-lived assets to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Financial Accounting Board Statement No. 123 "Accounting for Stock-Based Compensation" was issued in October 1995. This pronouncement will require the company to disclose the effect on income of stock options based on a formula outlined in the bulletin. This disclosure will be required in fiscal 1997. Neither of these pronouncements are expected to significantly impact the company's consolidated financial position or results of operations.



                           PART II.  OTHER INFORMATION


          Item 6.  Exhibits and Reports on Form 8-K

                   (a)  Exhibits filed with this report:

                        27.  Financial Data Schedule

                   (b)  Reports on Form 8-K:

                        No reports were filed on Form 8-K during the quarter which ended November 30, 1995.




                                   SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                      WALGREEN CO._________
                                                      (Registrant)



    Date    January 11, 1996                          R. L. Polark_________
                                                  Senior Vice President
                                                (Chief Financial Officer)



    Date    January 11, 1996                          R. H. Clausen________
                                                       Controller
                                                (Chief Accounting Officer)





