Form 10-Q
period 1996-02-29
WALGREEN CO
filed 1996-04-11
CIK 104207

S E C U R I T I E S   A N D   E X C H A N G E   C O M M I S S I O N
                            WASHINGTON, D. C. 20549
                            _______________________


                                   FORM 10-Q


  (Mark One)
  ____X____    Quarterly Report Pursuant to Section 13 or 15(d) of the
                       Securities Exchange Act of 1934

                    FOR THE QUARTER ENDED FEBRUARY 29, 1996

                                        or

  __________   Transition Report Pursuant to Section 13 or 15(d) of the
                       Securities Exchange Act of 1934

               For the Transition Period from __________ to ___________

                         Commission file number 1-604.

             _____________________WALGREEN CO._____________________
             (Exact name of registrant as specified in its charter)

            ILLINOIS                                    36-1924025
      (State of incorporation)              (I.R.S. Employer Identification No.)

      200 WILMOT ROAD, DEERFIELD, ILLINOIS                        60015
    (Address of principal executive offices)                    (Zip Code)

    Registrant's telephone number, including area code:   (847) 940-2500

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

         COMMON STOCK, $.3125 PAR VALUE; ISSUED AND OUTSTANDING 246,141,072 AT March 31, 1996.



                                  Page 1 of 10


                         WALGREEN CO. AND SUBSIDIARIES

                   CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



        The consolidated condensed financial statements included herein have been prepared by the company pursuant to the rules and regulations of the Securities and Exchange Commission. The Consolidated Condensed Balance Sheet as of February 29, 1996 and the Consolidated Condensed Statements of Earnings for the three and six months ended February 29, 1996 and February 28, 1995, and the Consolidated Condensed Statements of Cash Flows for the six months ended February 29, 1996 and February 28, 1995, have been prepared without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the company's latest annual report on Form 10-K.

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





                          WALGREEN CO. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                       (Unaudited)
                                                       February 29,  August 31,
                                                          1996         1995
                                                            (In Thousands)
   ASSETS
       Current Assets:
          Cash and cash equivalents                    $    7,752    $   22,245
          Accounts receivable, net of allowances
             for doubtful accounts of $30,262,000 at
             February 29, and $24,633,000 at August 31    293,978       246,086
          Inventories                                   1,589,744     1,453,881
          Other current assets                             83,335        90,705
             Total Current Assets                       1,974,809     1,812,917

       Property and Equipment, at cost, less
          accumulated depreciation and amortization
          of $635,906,000 at February 29 and
          $581,803,000 at August 31                     1,330,747     1,248,962

       Other Non-Current Assets                           228,740       190,728

             TOTAL ASSETS                              $3,534,296    $3,252,607
                                                       ==========    ==========

   LIABILITIES & SHAREHOLDERS' EQUITY
       Current Liabilities:
          Trade accounts payable                          673,114       606,263
          Other current liabilities                       528,911       471,499
             Total Current Liabilities                  1,202,025     1,077,762

       Non-Current Liabilities:
          Deferred income taxes                           146,107       142,278
          Other non-current liabilities                   263,914       239,981
             Total Non-Current Liabilities                410,021       382,259

       Shareholders' Equity:
          Preferred stock $.25 par value; authorized
             8,000,000 shares; none issued                      -             -
          Common stock $.3125 par value; authorized
             800,000,000 shares; issued and outstanding
             246,141,072 at February 29 and August 31      76,919        76,919
          Retained earnings                             1,845,331     1,715,667
             Total Shareholders' Equity                 1,922,250     1,792,586

             TOTAL LIABILITIES & SHAREHOLDERS' EQUITY  $3,534,296    $3,252,607
                                                       ==========    ==========

              The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these Statements.





                         WALGREEN CO. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                                  (UNAUDITED)


                            Three Months Ended           Six Months Ended
                         February 29,   February 28, February 29,  February 28,
                             1996           1995       1996          1995
                             (Dollars in Thousands Except Per Share Data)


  Net Sales               $3,179,089    $2,806,984   $5,871,856    $5,212,540

  Costs and Deductions:
     Cost of sales         2,289,803     2,009,123    4,243,588     3,749,887

     Selling, occupancy and
        administration       682,860       616,476    1,318,068     1,193,417
                           2,972,663     2,625,599    5,561,656     4,943,304

  Other (Income) Expense:
     Interest income          (1,240)         (991)      (2,283)       (1,815)

     Interest expense            645           242        1,535           763
                                (595)         (749)        (748)       (1,052)
  Earnings before income tax
      provision              207,021       182,134      310,948       270,288

  Income tax provision        80,220        70,577      120,492       104,737

  Net Earnings            $  126,801    $  111,557   $  190,456    $  165,551
                          ===========   ===========  ===========   ===========

  Per Share:

     Net Earnings         $      .51    $      .45   $      .77    $      .67
                          ===========   ===========  ===========   ===========

     Dividends Declared   $      .11    $    .0975   $      .22    $     .195
                          ===========   ===========  ===========   ===========



           The accompanying Notes to Consolidated Condensed Financial
              Statements are an integral part of these Statements.

                           WALGREEN CO. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                          Six Months Ended
                                                     February 29,  February 28,
                                                         1996          1995
                                                           (In Thousands)

   Net cash provided by operating activities          $ 230,388      $ 174,739

   Cash (Used for) Provided by Investing Activities:
       Additions to property and equipment             (159,164)      (161,393)
       Net investment in corporate-owned
           life insurance                               (19,680)       (23,567)
       Net sales of marketable securities                     -         28,477
       Proceeds from disposition of property and
          equipment                                       8,098          7,134

   Net cash used for investing activities              (170,746)      (149,349)

   Cash (Used for) Provided by Financing Activities:
       Cash dividends paid                              (51,075)       (44,921)
       Employee stock plans                             (21,788)           133
       Other                                             (1,272)        (5,114)

   Net cash used for financing activities               (74,135)       (49,902)

   Changes in Cash and Cash Equivalents:
       Net decrease in cash and cash equivalents        (14,493)       (24,512)
       Cash and cash equivalents at beginning
          of year                                        22,245         77,915

   Cash and Cash Equivalents at end of period         $   7,752      $  53,403
                                                      ==========     ==========





           The accompanying Notes to Consolidated Condensed Financial
              Statements are an integral part of these Statements.


                          WALGREEN CO. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


   (1) Inventories are valued on a lower of last-in, first-out (LIFO) cost or market basis. At February 29, 1996 and August 31, 1995, inventories would have been greater by $429,045,000 and $415,015,000 respectively, if they had been valued on a lower of first-in, first-out (FIFO) cost or market basis. LIFO inventory costs can only be determined annually when inflation rates and inventory levels are finalized; therefore, LIFO inventory costs for interim financial statements are estimated. Cost of sales is primarily computed on an estimated basis and adjusted based on periodic inventories.

   (2) All share data have been adjusted to reflect a two-for-one stock split distributed to shareholders August 8, 1995. In addition the Board of Directors approved increases in the authorized common stock, from 400 million shares to 800 million shares, and in the authorized preferred stock, from 4 million shares to 8 million shares.

        The weighted average number of common shares and equivalents used for calculating primary net earnings per share was 248,299,000 and 247,294,000 for the six months ended February 29, 1996 and February 28, 1995, respectively. Fully diluted net earnings per share are the same as primary net earnings per share.

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



                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


    Results of Operations

    Net earnings for the second quarter, ended February 29, 1996, were $126,801,000 or $.51 per share. This was a 13.7% increase over last year. Net earnings for the six months were up 15.0% to $190,456,000 or $.77 per share. Earnings increases resulted from improved sales and lower expense ratios, which were partially offset by lower gross margins.


    Sales increased by 13.3% in the second quarter, to $3.2 billion, and rose by 12.6% to $5.9 billion for the first six months. Drugstore sales increases resulted from sales gains in existing stores and added sales from new stores, each of which include an indeterminate amount of market-driven price changes. Comparable drugstore (those open at least one year) sales were up 8.7% for the quarter and 8.1% for the first six months. New store openings accounted for 7.6% and 7.4% of the quarterly and six-month sales increase. The company operated 2,131 drugstores as of February 29, 1996, compared to 2,028 a year earlier.

    Pharmacy sales increased 18.5% for the second quarter and 18.9% for the first six months. Prescription sales in comparable stores were up 13.7% and
    14.0 % for the quarter and six-month period, respectively. Pharmacy sales trends are expected to continue primarily because of expansion into new markets, increased penetration in existing markets and demographic changes such as the aging population.

    Gross margins decreased in the quarter to 28.0% of sales from 28.4% last year and to 27.7% from 28.1% for the six-month period. Prescription margins continue to decrease as third party retail and mail order sales become a larger portion of pharmacy sales. The company is responding to gross margin pressures by emphasizing minimum third party profitability standards.

    The company uses the LIFO method of inventory valuation, which can only be determined annually when inflation rates and inventory levels are finalized; therefore, LIFO inventory costs for interim financial statements are estimated. Cost of sales include a LIFO provision of $5.5 million ($.01 per share) and $14.0 million ($.03 per share) for the quarter and six-month period ended February 29, 1996 versus $11.0 million ($.03 per share) and $20.5 million ($.05 per share) for the same period a year ago.

    Selling, occupancy and administration expenses decreased to 21.5% from 22.0% of sales in the quarter and to 22.4% from 22.9% of sales for the six months. Lower store salaries, advertising expenses, and store closing costs, as a percent to sales, accounted for most of the decline in the quarter and for the six months. The growth in mail order pharmacy, which has a lower expense ratio, also contributed to the decrease.

    Financial Condition

    Net cash provided by operating activities was $230.4 million compared to $174.7 million a year ago. The company's ongoing profitability is expected to continue supporting expansion and remodeling programs, dividends to shareholders and the funding for various technological improvements.

    Net cash used for investing activities was $170.7 million for the first half of fiscal 1996 versus $149.3 million last year. Additions to property and equipment were $159.2 million compared to $161.4 million last year. During the first six months, 90 new or relocated drugstores were opened. This compares to 107 new or relocated drugstores opened in the same period last year. New stores are owned and leased. Openings for the first half included 12 owned locations versus 5 for the same period last year. Capital expenditures for fiscal 1996 are expected to exceed $300 million. The sale of marketable securities provided $28.5 million during the six month period last year.

    The company expects to open 215 new stores in fiscal 1996, which includes entry into Dallas and Las Vegas, both new markets for the company. The company plans to be operating 3,000 stores across the country by the year 2000. Intercom Plus, an advanced pharmacy computer and workflow system, has been implemented in more than 300 stores and is expected to be completed in fiscal 1997. Healthcare Plus, the company's managed care subsidiary, has formed WHP Health Initiatives, Inc., its own PBM (pharmacy benefits manager) network which began serving new plans in January.

    Net cash used for financing activities was $74.1 million compared to $49.9 million a year ago. During both periods, the company obtained funds through the placement of commercial paper and repaid those borrowings. At February 29, 1996, the company had $127 million in unused bank lines of credit and $100 million of unissued authorized debt securities, previously filed with the Securities and Exchange Commission. In addition, the company has the ability to borrow an additional $87 million against corporate-owned life insurance policies.

    In fiscal 1995, the company received an unfavorable Tax Court ruling concerning the depreciable lives of certain assets. The company appealed, and on October 17, 1995, the United States Court of Appeals rendered an opinion which reversed the ruling. The case, which involves approximately $50 million of tax deductions taken in prior years, was remanded back to the Tax Court for further findings on the facts. As of February 29, 1996, the company has adequately provided for all possible tax and related interest.

    Adoption of Financial Accounting Board Statement No. 121 "Accounting for the Impairment of Long-Lived Assets" is required by fiscal 1997. This pronouncement requires long-lived assets to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Financial Accounting Board Statement No. 123 "Accounting for Stock-Based Compensation" was issued in October 1995. This pronouncement will require the company to disclose the effect on income of stock options based on a formula outlined in the bulletin. This disclosure will be required in fiscal 1997. Neither of these pronouncements are expected to materially impact the company's consolidated financial position or results of operations.



                           PART II.  OTHER INFORMATION


          Item 4.  Submission of Matters to a Vote of Security Holders

                   (a) The company held its Annual Meeting of Shareholders on January 10, 1996.

                   (c) The matters voted upon at the company's annual meeting and the results of the voting were as follows:

                        (1) The shareholders voted for election of the following directors to serve until the next annual meeting or until their successors are elected and qualified:
                                                                        Votes
                                                           Votes For   Withheld
                             Charles R. Walgreen III     197,240,503    670,250
                             Theodore Dimitriou          197,216,414    670,250
                             James J. Howard             197,233,768    670,250
                             Charles D. Hunter           197,249,073    670,250
                             L. Daniel Jorndt            197,255,400    670,250
                             Cordell Reed                197,149,564    670,250
                             John B. Schwemm             197,221,505    670,250
                             William H. Springer         197,211,524    670,250
                             Marilou M. von Ferstel      197,236,287    670,250

                        (2) The shareholders voted 196,757,286 shares for and 610,500 shares against with 526,247 abstaining to ratify the appointment of Arthur Andersen LLP as auditors.


          Item 6.  Exhibits and Reports on Form 8-K

                   (a)  Exhibits filed with this report:

                        27.  Financial Data Schedule

                   (b)  Reports on Form 8-K:

                        No reports were filed on Form 8-K during the quarter which ended February 29, 1996.



                                   SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                      WALGREEN CO._________
                                                      (Registrant)



    Date    April 11, 1996                            R. L. Polark_________
                                                  Senior Vice President
                                                (Chief Financial Officer)



    Date    April 11, 1996                            R. H. Clausen________
                                                       Controller
                                                (Chief Accounting Officer)






