Form 10-Q
period 1996-05-31
WALGREEN CO
filed 1996-07-11
CIK 104207

S E C U R I T I E S   A N D   E X C H A N G E   C O M M I S S I O N
                            WASHINGTON, D. C. 20549
                            _______________________


                                   FORM 10-Q


  (Mark One)
  ____X____    Quarterly Report Pursuant to Section 13 or 15(d) of the
                       Securities Exchange Act of 1934

                       FOR THE QUARTER ENDED MAY 31, 1996

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

         COMMON STOCK, $.3125 PAR VALUE; ISSUED AND OUTSTANDING 246,141,072 AT JUNE 30, 1996.










                                  Page 1 of 10


                         WALGREEN CO. AND SUBSIDIARIES

                   CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



        The consolidated condensed financial statements included herein have been prepared by the company pursuant to the rules and regulations of the Securities and Exchange Commission. The Consolidated Condensed Balance Sheet as of May 31, 1996 and the Consolidated Condensed Statements of Earnings for the three and nine months ended May 31, 1996 and 1995, and the Consolidated Condensed Statements of Cash Flows for the nine months ended May 31, 1996 and 1995, have been prepared without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the company's latest annual report on Form 10-K.

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




                          WALGREEN CO. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                                       (Unaudited)
                                                         May 31,     August 31,
                                                          1996         1995
                                                            (In Thousands)
   ASSETS
       Current Assets:
          Cash and cash equivalents                    $   48,134    $   22,245
          Accounts receivable, net of allowances
             for doubtful accounts of $34,378,000 at
             May 31, and $24,633,000 at August 31         301,037       246,086
          Inventories                                   1,531,949     1,453,881
          Other current assets                             87,733        90,705
             Total Current Assets                       1,968,853     1,812,917

       Property and Equipment, at cost, less
          accumulated depreciation and amortization
          of $669,217,000 at May 31 and
          $581,803,000 at August 31                     1,374,684     1,248,962

       Other Non-Current Assets                           160,719       190,728

             TOTAL ASSETS                              $3,504,256    $3,252,607
                                                       ==========    ==========

   LIABILITIES & SHAREHOLDERS' EQUITY
       Current Liabilities:
          Trade accounts payable                      $   631,709    $  606,263
          Other current liabilities                       473,499       471,499
             Total Current Liabilities                  1,105,208     1,077,762

       Non-Current Liabilities:
          Deferred income taxes                           144,522       142,278
          Other non-current liabilities                   268,166       239,981
             Total Non-Current Liabilities                412,688       382,259

       Shareholders' Equity:
          Preferred stock $.25 par value; authorized
             8,000,000 shares; none issued                      -             -
          Common stock $.3125 par value; authorized
             800,000,000 shares; issued and outstanding
             246,141,072 at May 31 and August 31           76,919        76,919
          Retained earnings                             1,909,441     1,715,667
             Total Shareholders' Equity                 1,986,360     1,792,586

             TOTAL LIABILITIES & SHAREHOLDERS' EQUITY  $3,504,256    $3,252,607
                                                       ==========    ==========

              The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these Statements.





                         WALGREEN CO. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                                  (UNAUDITED)


                            Three Months Ended          Nine Months Ended
                                  May 31,                    May 31,
                             1996           1995       1996          1995
                             (Dollars in Thousands Except Per Share Data)


  Net Sales               $2,988,836    $2,617,368   $8,860,692    $7,829,908

  Costs and Deductions:
     Cost of sales         2,165,612     1,888,246    6,409,200     5,638,133

     Selling, occupancy and
        administration       674,902       601,517    1,992,970     1,794,934
                           2,840,514     2,489,763    8,402,170     7,433,067

  Other (Income) Expense:
     Interest income          (1,574)       (1,470)      (3,857)       (3,285)

     Interest expense            385           112        1,920           875
                              (1,189)       (1,358)      (1,937)       (2,410)
  Earnings before income tax
      provision              149,511       128,963      460,459       399,251

  Income tax provision        57,936        49,973      178,428       154,710

  Net Earnings            $   91,575    $   78,990   $  282,031    $  244,541
                          ===========   ===========  ===========   ===========

  Per Share:

     Net Earnings         $      .37    $      .32   $     1.14    $      .99
                          ===========   ===========  ===========   ===========

     Dividends Declared   $      .11    $    .0975   $      .33    $    .2925
                          ===========   ===========  ===========   ===========

           The accompanying Notes to Consolidated Condensed Financial
              Statements are an integral part of these Statements.

                           WALGREEN CO. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                         Nine Months Ended
                                                              May 31,
                                                         1996          1995
                                                           (In Thousands)

   Net cash provided by operating activities          $ 306,853      $ 336,986

   Cash (Used for) Provided by Investing Activities:
       Additions to property and equipment             (243,210)      (234,086)
       Net investment in corporate-owned
           life insurance                                50,763        (28,491)
       Net sales of marketable securities                     -         28,478
       Proceeds from disposition of property and
          equipment                                      10,578         10,661

   Net cash used for investing activities              (181,869)      (223,438)

   Cash (Used for) Provided by Financing Activities:
       Cash dividends paid                              (78,159)       (68,919)
       Employee stock plans                             (20,814)           273
       Other                                               (122)        (6,788)

   Net cash used for financing activities               (99,095)       (75,434)

   Changes in Cash and Cash Equivalents:
       Net increase in cash and cash equivalents         25,889         38,114
       Cash and cash equivalents at beginning
          of year                                        22,245         77,915

   Cash and Cash Equivalents at end of period         $  48,134      $ 116,029
                                                      ==========     ==========




           The accompanying Notes to Consolidated Condensed Financial
              Statements are an integral part of these Statements.


                          WALGREEN CO. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


   (1) Inventories are valued on a lower of last-in, first-out (LIFO) cost or market basis. At May 31, 1996 and August 31, 1995, inventories would have been greater by $432,606,000 and $415,015,000 respectively, if they had been valued on a lower of first-in, first-out (FIFO) cost or market basis. LIFO inventory costs can only be determined annually when inflation rates and inventory levels are finalized; therefore, LIFO inventory costs for interim financial statements are estimated. Cost of sales is primarily computed on an estimated basis and adjusted based on periodic inventories.

   (2) All share data have been adjusted to reflect a two-for-one stock split distributed to shareholders August 8, 1995. In addition the Board of Directors approved increases in the authorized common stock, from 400 million shares to 800 million shares, and in the authorized preferred stock, from 4 million shares to 8 million shares.

        The weighted average number of common shares and equivalents used for calculating primary net earnings per share was 248,388,000 and 247,401,000 for the nine months ended May 31, 1996 and 1995, respectively. Fully diluted net earnings per share are the same as primary net earnings per share.

    (3) The company is involved in various legal proceedings incidental to the normal course of business. This includes a patent infringement suit against the company and its co-defendant supplier. On October 20, 1994, a judgment of $11.3 million plus interest was entered on this suit. On July 2, 1996, the U.S. Court of Appeals vacated and remanded to the trial court with instructions to order judgment in the amount of $220,567 plus interest. Management is of the opinion, with which its General Counsel concurs, that the various legal proceedings will not have a material adverse effect on the company's consolidated financial position or results of operations.




                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


    Results of Operations

    Net earnings for the third quarter, ended May 31, 1996, were $91,575,000 or $.37 per share. This was a 15.9% increase over last year. Net earnings for the nine months were up 15.3% to $282,031,000 or $1.14 per share. Earnings increases resulted from improved sales and lower expense ratios, which were partially offset by lower gross margins.

    Sales increased by 14.2% in the second quarter, to $3.0 billion, and rose by 13.2% to $8.9 billion for the first nine months. Drugstore sales increases resulted from sales gains in existing stores and added sales from new stores, each of which include an indeterminate amount of market-driven price changes. Comparable drugstore (those open at least one year) sales were up 9.3% for the quarter and 8.5% for the first nine months. New store openings accounted for 8.0% and 7.6% of the quarterly and nine-month sales increase. The company operated 2,149 drugstores as of May 31, 1996, compared to 2,044 a year earlier.

    Pharmacy sales increased 17.4% for the third quarter and 18.3% for the first nine months. Prescription sales in comparable stores were up 12.3% and 13.4% for the quarter and nine-month periods, respectively. Pharmacy sales trends are expected to continue primarily because of expansion into new markets, increased penetration in existing markets and demographic changes such as the aging population.

    Gross margins decreased in the quarter to 27.5% of sales from 27.9% last year and to 27.7% from 28.0% for the nine-month period. Prescription margins continue to decrease as third party retail and mail order sales become a larger portion of pharmacy sales. The company is responding to gross margin pressures by emphasizing minimum third party profitability standards.

    The company uses the LIFO method of inventory valuation, which can only be determined annually when inflation rates and inventory levels are finalized; therefore, LIFO inventory costs for interim financial statements are estimated. Cost of sales include a LIFO provision of $3.6 million ($.01 per share) and $17.6 million ($.04 per share) for the quarter and nine-month periods ended May 31, 1996 versus $4.3 million ($.01 per share) and $24.8 million ($.06 per share) for the same periods a year ago.

    Selling, occupancy and administration expenses decreased to 22.6% from 23.0% of sales in the quarter and to 22.5% from 22.9% of sales for the nine months. Lower store salaries, advertising expenses, and insurance costs, as a percent to sales, accounted for most of the decline in the quarter and for the nine months. The growth in mail order pharmacy, which has a lower expense ratio, also contributed to the decrease.

    Financial Condition

    Net cash provided by operating activities was $306.9 million compared to $337.0 million a year ago. The company's ongoing profitability is expected to continue supporting expansion and remodeling programs, dividends to shareholders and the funding for various technological improvements.

    Net cash used for investing activities was $181.9 million for the first nine months of fiscal 1996 versus $223.4 million last year. Additions to property and equipment were $243.2 million compared to $234.1 million last year. During the first nine months, 124 new or relocated drugstores were opened. This compares to 140 new or relocated drugstores opened in the same period last year. New stores are owned and leased. Openings for the first nine months included 20 owned locations versus 8 for the same period last year. Capital expenditures for fiscal 1996 are expected to exceed $300 million. During the first nine months, the company borrowed $76.3 million from corporate-owned life insurance policies. Sales of marketable securities provided $28.5 million during the nine month period last year.

    The company expects to open more than 200 new stores in fiscal 1996, which includes entry into Dallas, Las Vegas, and Richmond, Virginia, all new markets for the company. In addition, the company intends to enter the Detroit market in fiscal 1997. Plans are to escalate new store openings to 300 per year beginning in 1998 and to be operating 3,000 stores across the country by the year 2000. Intercom Plus, an advanced pharmacy computer and workflow system, has been implemented in more than 300 stores and is expected to be completed in fiscal 1997. Healthcare Plus, the company's managed care subsidiary, has formed WHP Health Initiatives, Inc., its own PBM (pharmacy benefits manager) network which began serving new plans in January.

    Net cash used for financing activities was $99.1 million compared to $75.4 million a year ago. During both periods, the company obtained funds through the placement of commercial paper and repaid those borrowings. At May 31, 1996, the company had $127 million in unused bank lines of credit and $100 million of unissued authorized debt securities, previously filed with the Securities and Exchange Commission. In addition, the company has the ability to borrow an additional $21 million against corporate-owned life insurance policies.

    In fiscal 1995, the company received an unfavorable Tax Court ruling concerning the depreciable lives of certain assets. The company appealed, and on October 17, 1995, the United States Court of Appeals rendered an opinion which reversed the ruling. The case, which involves approximately $50 million of tax deductions taken in prior years, was remanded back to the Tax Court for further findings on the facts. As of May 31, 1996, the company has adequately provided for all possible tax and related interest.

    The company has adopted Financial Accounting Board Statement No. 121 "Accounting for the Impairment of Long-Lived Assets." This pronouncement, which was adopted early, requires long-lived assets to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. No material effect on the financial statements occurred due to the existing accounting policy conforming in all material aspects to the new standard. Financial Accounting Board Statement No. 123 "Accounting for Stock-Based Compensation" was issued in October 1995. This pronouncement will require the company to disclose the effect on income of stock options based on a formula outlined in the bulletin. This disclosure will be required in fiscal 1997. This pronouncement is not expected to materially impact the company's consolidated financial position or results of operations.



                           PART II.  OTHER INFORMATION


          Item 1.  Legal Proceedings

                   On June 21, 1996, the company was served with an action entitled State of California, ex rel. Louis H. Mueller vs. Walgreen Corporation, Case No. 976292, which was filed in the Superior Court of the State of California, County of San Francisco. The plaintiff alleges that on occasion Walgreens has in stock an insufficient amount of a drug to completely fill a prescription for a California Medical Assistance Program ("Medi-Cal") patient. In those instances, Medi-Cal is billed for the full prescription, and the customer is requested to return to the store at a later date for the balance of the prescription. The plaintiff further alleges that in cases where the patient does not return for the remainder of the prescription, Medi-Cal is not refunded for the undispensed portion. The Complaint seeks treble damages, as well as the imposition of civil monetary penalties. While the total dollar amount of damages and penalties sought is material, based upon an internal investigation conducted by the company, management is of the opinion that, although the ultimate disposition of this suit cannot be forecast with certainty, this litigation should not have a material adverse effect on the company's consolidated financial position or results of operations. The company intends to vigorously defend the suit.

          Item 6.  Exhibits and Reports on Form 8-K

                   (a)  Exhibits filed with this report:

                        27.  Financial Data Schedule

                   (b)  Reports on Form 8-K:

                        No reports were filed on Form 8-K during the quarter which ended May 31, 1996.



                                   SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                      WALGREEN CO._________
                                                      (Registrant)



    Date    July 11, 1996                             R. L. Polark_________
                                                  Senior Vice President
                                                (Chief Financial Officer)



    Date    July 11, 1996                             R. H. Clausen________
                                                       Controller
                                                (Chief Accounting Officer)





