Form 10-K
period 1996-08-31
WALGREEN CO
filed 1996-11-27
CIK 104207

S E C U R I T I E S   A N D   E X C H A N G E   C O M M I S S I O N
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
(Mark One)
    X         Annual Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                      FOR THE FISCAL YEAR ENDED AUGUST 31, 1996.

                                         or
              Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
         For the Transition Period From _________________ to _______________

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

Securities registered pursuant to Section 12(b) of the Act:
                                                     Name of each exchange
           Title of each class                        on which registered
                                                    NEW YORK STOCK EXCHANGE
  COMMON STOCK ($.3125 PAR VALUE)                   CHICAGO STOCK EXCHANGE
                                                    NEW YORK STOCK EXCHANGE
  PREFERRED SHARE PURCHASE RIGHTS                   CHICAGO STOCK EXCHANGE

Securities registered pursuant to section 12(g) of the Act:    NONE

     Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
                            Yes   X        No ______

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [ ]

     AS OF OCTOBER 31, 1996, THERE WERE 246,141,072 SHARES OF WALGREEN CO. COMMON STOCK, PAR VALUE $.3125 PER SHARE, ISSUED AND OUTSTANDING AND THE AGGREGATE MARKET VALUE OF SUCH COMMON STOCK HELD BY NON-AFFILIATES (BASED UPON THE CLOSING TRANSACTION PRICE ON THE NEW YORK STOCK EXCHANGE) WAS APPROXIMATELY $9,064,665,000.

DOCUMENTS INCORPORATED BY REFERENCE
     PORTIONS OF THE ANNUAL REPORT TO SHAREHOLDERS FOR THE YEAR ENDED AUGUST 31, 1996, ONLY TO THE EXTENT EXPRESSLY SO STATED HEREIN, ARE INCORPORATED BY REFERENCE INTO PARTS I, II AND IV OF FORM 10-K. PORTIONS OF THE REGISTRANT'S PROXY STATEMENT FOR ITS 1996 ANNUAL MEETING OF SHAREHOLDERS TO BE HELD JANUARY 8, 1997, ARE INCORPORATED BY REFERENCE INTO PART III OF FORM 10-K.


                                     PART I


Item 1.  Description of Business

      (a)  General development of business.

      Walgreen Co. (the "company" or "Walgreens") is America's largest drugstore retailer and during the fiscal year ended August 31, 1996, had net sales of $11,778,408,000. The company served customers in 34 states and Puerto Rico through 2,191 retail drugstores and 2 mail order facilities.

      In fiscal 1996, the company opened 210 new or relocated drugstores, completed remodelings of 71 units, and closed 102 drugstores. In the last five fiscal years, the company has opened 872 new drugstores, 2 new mail service facilities, acquired 15 stores, completed remodelings of 481 units and closed 341 drugstores and one mail service facility. In addition, one major distribution center was added during the five-year period.

      Prescription sales were 45.2% of total sales for fiscal 1996 compared to 43.4% in 1995 and 40.8% in 1994. Pharmacy sales trends are expected to continue primarily because of expansion into new markets, increased penetration in existing markets and demographic changes such as the aging population.

      The company expects to open at least 230 new stores in fiscal 1997, including units in the new markets of Detroit and Kansas City. Plans are to escalate new store openings to 300 per year beginning in 1998 and to be operating 3,000 stores across the country by the year 2000. Intercom Plus, an advanced pharmacy computer and workflow system, is expected to be completed in fiscal 1997.

      (b)  Financial information about industry segments.

      The company's primary business is the operation of retail drugstores.

      (c)  Narrative description of business.

                   (i)  Principal products produced and services rendered.

                        The drugstores are engaged in the retail sale of
                   prescription and nonprescription drugs and carry additional product lines such as general merchandise, cosmetics, toiletries, liquor and beverages, and tobacco.


                                       1


                        The estimated contributions of various product classes
                   to sales for each of the last three fiscal years are as follows:

                                                             Percentage
                        Product Class                1996       1995       1994

                        Prescription Drugs            45%        43%        41%
                        General Merchandise *         24         24         24
                        Nonprescription Drugs *       13         13         13
                        Cosmetics, Toiletries *        8          8          9
                        Liquor, Beverages              7          8          9
                        Tobacco Products *             3          4          4

                        Total Sales                  100%       100%       100%
                                                    ======     ======     ======
                        * Estimated based, in part, on store scanning
                          information.

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

                        Fuel and other sources of energy are relied upon for the
                   distribution of merchandise and in the general operations of the retail stores. Increased energy costs over the years have not materially increased the cost of operations.

                   (iv) Patents, trademarks, licenses, franchises and concessions held.

                         Walgreens markets products under various trademarks and
                   trade names and holds assorted business licenses
                   (pharmacy, occupational,liquor, etc.) having various lives, which are necessary for the normal operation of business.

                   (v)  Seasonal variations in business.

                        The business is seasonal in nature, with Christmas
                   generating a higher proportion of sales and earnings than other periods. See the caption "The Walgreen Year...A Review by Quarters" on Page 30 of the Annual Report to Shareholders for the year ended August 31, 1996 ("Annual Report"), which is incorporated herein by reference.

                   (vi)  Working capital practices.

                        During fiscal 1996 the company did obtain funds through
                   the placement of commercial paper. The company generally finances its inventory and expansion needs with internally generated funds. However, short-term borrowings are anticipated during fiscal 1997 to support working capital needs. Long-term borrowings may be necessary due to the planned escalation of new store openings.


                                            2
                        Due to the nature of the retail drugstore business,
                   sales are principally for cash. Customer returns are immaterial.

                   (vii)  Dependence upon limited number of customers.

                        Sales are to numerous customers which include various
                   managed care organizations; therefore, the loss of any one customer or a group of customers under common control would not have a material effect on the business. No customer accounts for ten percent or more of the company's consolidated revenue.

                   (viii)  Backlog Orders.

                        Not applicable.

                   (ix)  Government contracts.

                        The company is not a party to any significant government
                   contracts.

                   (x)  Competitive conditions.

                        The drug store industry is highly competitive.  As one
                   of the volume leaders in the retail drug industry, Walgreens competes with various retailers, including chain and independent drugstores, mail order prescription providers, grocery, variety and discount department stores. Competition remained keen during the fiscal year with the company competing on the basis of price, convenience, service and variety. The company's geographic dispersion tends to offset the impact of temporary economic and competitive conditions in individual markets.

                        Sales by geographic area for fiscal 1996 were as
                   follows:
                                                                Percent
                           State                                of Sales
                           Florida                                19
                           Illinois                               16
                           Texas                                   8
                           Arizona                                 7
                           California                              6
                           Wisconsin                               5
                           28 other states and Puerto Rico        39
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

                   (xiii)  Number of employees.

                        The company employs approximately 77,000 persons, about
                   25,000 of whom are part-time employees working less than 30 hours per week.

      (d) Financial information about foreign and domestic operations and export sales.

                All the company sales occur within the continental United States and Puerto Rico. There are no export sales.

Item 2.  Properties

     The number and location of the company's drugstores is incorporated by reference to the table under the caption "Walgreens Nationwide" on page 33 of the Annual Report. Most of the company's drugstores are leased. The leases are for various terms and periods. See the caption, "Leases" on page 26 of the Annual Report, which section is incorporated herein by reference. The company owns approximately 6% of the retail stores open at August 31, 1996. The decision has been made to purchase, rather than lease, more store locations than in the past. This may necessitate future long-term borrowings. The company has an aggressive expansion program of adding new stores and remodeling and repositioning existing stores. Net selling space of drugstores was increased from 20.7 million to 22.1 million square feet at August 31, 1996. Approximately 60% of company stores have been opened or remodeled during the past five years.

     The company's retail drugstore operations are supported by nine warehouses with a total of approximately 3,300,000 square feet of space, of which 2,500,000 square feet is owned. The remaining space is leased with an option to buy. All warehouses are served by electronic data processing systems for order processing control, operating efficiencies and rapid merchandise delivery to stores. In addition, the company uses public warehouses to handle distribution needs. Distribution capacity is adequate now, but as the company continues to expand, additional space will be needed to maintain service levels. Studies are ongoing to determine where and when distribution space will be added.

     The company owns one mail service facility with a ground lease and leases a second facility. The combined square footage of the facilities is approximately 120,000 square feet. There are four principal office facilities containing approximately 500,000 square feet of which 400,000 square feet is owned and the remainder is leased. The mail order and office facilities are adequate for current needs.

Item 3.  Legal Proceedings

       The information in response to this item is incorporated herein by reference to the caption "Contingencies" on page 27 of the Annual Report.

Item 4.  Submission of Matters to a Vote of Security Holders

       No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year.

     EXECUTIVE OFFICERS OF THE REGISTRANT

     The following information is furnished with respect to each executive officer of the company as of August 31, 1996:

NAME AND BUSINESS EXPERIENCE               AGE        OFFICE HELD

Charles R. Walgreen III                    60         Chairman of the Board,
        Chairman of the Board since April               Chief Executive Officer
            1976                                               and Director
        Chief Executive Officer since 1971
        Director since 1963

L. Daniel Jorndt                           55         President, Chief Operating
        President and Chief Operating                     Officer and Director
            Officer since February 1990
        Director since January 1990

Vernon A. Brunner                          56         Executive Vice President
        Executive Vice President since
            February 1990

Glenn S. Kraiss                            63         Executive Vice President
        Executive Vice President since
            February 1990

David W. Bernauer                          52         Senior Vice President
        Senior Vice President since July 1996
        Chief Information Officer since
            February 1995
        Vice President
            February 1990 to July 1996
        Treasurer
            February 1990 to June 1992

Roger L. Polark                            48         Senior Vice President and
        Senior Vice President and                        Chief Financial Officer
            Chief Financial Officer since
            February 1995
        Vice President since June 1988

John A. Rubino                             55         Senior Vice President
        Senior Vice President since July 1991

William A. Shiel                           45         Senior Vice President
        Senior Vice President since July 1993
        Vice President
            May 1985 to July 1993

Robert C. Atlas                            61         Vice President
        Vice President since September 1987

NAME AND BUSINESS EXPERIENCE              AGE        OFFICE HELD


W. Lynn Earnest                           53         Vice President
        Vice President since July 1992
        Treasurer July 1992 to February 1996
        Regional Vice President
            July 1980 to June 1992

Robert H. Halaska                         56         Vice President
        Vice President since April 1995
        President, WHP Health Initiatives, Inc.
            since October 1995
        President, Walgreens Healthcare Plus,
            Inc. since September 1991
        Senior Vice President, Sales &
            Marketing, Blue Cross/Blue
            Shield of Illinois
            February 1985 to September 1991

Jerome B. Karlin                          54         Vice President
        Vice President since September 1987

J. Randolph Lewis                         46         Vice President
        Vice President since March 1996
        Divisional Vice President, Logistics
                     and Planning
            September 1992 to February 1996
        Partner, Ernst & Young
            October 1986 to August 1992

Julian A. Oettinger                       57         Vice President,
        Vice President, Secretary and                  Secretary and
            General Counsel since January 1989         General Counsel

Roger H. Clausen                          54         Controller
        Controller since June 1988

Jeffrey A. Rein                           44         Treasurer
        Treasurer since March 1996
        District Manager
            July 1990 to February 1996


         There is no family relationship between any of the aforementioned officers of the company.

                                    PART II

     Item 5. Market for the Registrant's Common Stock and Related Security Holder Matters

            The company's common stock is traded on the New York and Chicago Stock Exchanges under the symbol WAG. As of October 31, 1996 there were 37,878 recordholders of company common stock according to the records maintained by the company's transfer agent.

            The range of the sales prices of the company's common stock by quarters and the cash dividends declared per common share during the two years ended August 31, 1996 are as follows:

                         Dividends               Common Stock Prices
                         Declared            1996                   1995
      Quarter Ended  1996    1995      High       Low         High       Low
       November     $  .11  $.0975   $31  1/4   $24  1/2    $21  3/16  $18   1/2
       February        .11   .0975    36  3/8    28  1/2     24         20   1/4
       May             .11   .0975    34  7/8    30  7/8     24 13/16   22 13/16
       August          .11   .0975    34  7/8    30  3/4     26  9/16   23   5/8
       Fiscal Year  $  .44  $.39     $36  3/8   $24  1/2    $26  9/16  $18   1/2

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

     Item 9.  Disagreements on Accounting and Financial Disclosure

            None.

                                    PART III

            The information required for Items 10, 11 and 12, with the exception of the information relating to the executive officers of the Registrant, which is presented in Part I under the heading "Executive Officers of the Registrant", is incorporated herein by reference to the following sections of the Registrant's Proxy Statement:

        Captions in Proxy                                     Proxy Page Numbers

        Names and ages of Director nominees,
        their principal occupations and
        other information                                               2

        Securities Ownership of Directors and Executive             4 - 5
        Officers

        Executive Compensation                                     6 - 11



                                       8
                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  Documents filed as part of this report

     (1) The following financial statements, supplementary data, and auditors' report appearing in the Annual Report are incorporated herein by reference.
                                                                      Annual
                                                                      Report
                                                                    Page Number
          Consolidated Statements of Earnings and Retained Earnings          22
          for the years ended August 31, 1996, 1995 and 1994

          Consolidated Balance Sheets at August 31, 1996 and 1995            23

          Consolidated Statements of Cash Flows                              24
          for the years ended August 31, 1996, 1995 and 1994

          Statement of Major Accounting Policies                        25 - 26

          Notes to Consolidated Financial Statements                    26 - 28

          Report of Independent Public Accountants                           29

          Summary of Quarterly Results for the years ended                   30
          August 31, 1996 and 1995 (Unaudited)

          Walgreens Nationwide                                               33

     (2) The following financial statement schedule and related auditors' report are included herein.
                                                                         10-K
                                                                     Page Number
          Schedule II    Valuation and Qualifying Accounts                   14

          Supplemental Report of Independent Public Accountants              15

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

(b)  Reports on Form 8-K

          A report on Form 8-K was filed on July 11, 1996, reporting under "Item
5. Other Events." that the Board of Directors of the Registrant had on July 10, 1996 declared a dividend of one preferred share purchase right for each outstanding share of common stock of the Registrant. The dividend distribution was made on August 21, 1996, to shareholders of record on that date. The rights replaced preferred share purchase rights that expired August 21, 1996.

(c)  Exhibits

          3. (a) Articles of Incorporation of the company, as amended, filed with the Securities and Exchange Commission as Exhibit 3(a) to the company's Annual Report on Form 10-K for the fiscal year ended August 31, 1995, and incorporated by reference herein.

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

              (b) Rights Agreement dated as of July 10, 1996, between the company and Harris Trust and Savings Bank, filed with the Securities and Exchange Commission as Exhibit 1. to Registration Statement on Form 8-A on July 11, 1996, and incorporated by reference herein.

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



________________________________________________________________________________
     See Notes on page 13.

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

              (e)   (i)  Walgreen Co. Executive Stock Option Plan (as amended
                         effective October 13, 1992) filed with the Securities and Exchange Commission as Exhibit 19 to the company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1993, and incorporated by reference herein.

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

         11. The required information for this Exhibit is contained in the Consolidated Statements of Earnings and Retained Earnings for the years ended August 31, 1996, 1995 and 1994 and also in the Statement of Major Accounting Policies, each appearing in the Annual Report and previously referenced in Part IV, Item 14, Section (a)(1).


         13. Annual Report to shareholders for the fiscal year ended August 31, 1996. This report, except for those portions thereof which are expressly incorporated by reference in this Form 10-K, is being furnished for the information of the Securities and Exchange Commission and is not deemed to be "filed" as a part of the filing of this Form 10-K.

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

               FOR THE YEARS ENDED AUGUST 31, 1996, 1995 AND 1994

                             (Dollars in Thousands)




                                            Additions
                              Balance at    Charged to              Balance at
                              Beginning     Costs and                 End
Classification                of Period     Expenses    Deductions  of Period

Allowances deducted from receivables
    for doubtful accounts -


Year ended August 31, 1996   $ 24,633     $  2,035     $(12,192)     $ 14,476
                             ========     ========     =========     ========

Year ended August 31, 1995   $ 21,601     $  7,499     $ (4,467)     $ 24,633
                             ========     ========     =========     ========

Year ended August 31, 1994   $ 23,050     $  4,018     $ (5,467)     $ 21,601
                             ========     ========     =========     ========



         SUPPLEMENTAL REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

         To the Board of Directors and Shareholders of Walgreen Co.:

         We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in Walgreen Co. and Subsidiaries' annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated September 27, 1996. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. Schedule II included in this Form 10-K is the responsibility of the company's management, is presented for purposes of complying with the Securities and Exchange Commission's rules, and is not part of the basic financial statements. The supplemental schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



         Arthur Andersen LLP


         Chicago, Illinois
         September 27, 1996



                                     SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

       WALGREEN CO.
       (Registrant)


       By ______R. L. Polark_______                  Date:  November 27, 1996
                R. L. Polark
           Senior Vice President
          Chief Financial Officer


            Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, and in the capacities and on the dates indicated.


               Name                         Title                        Date


 ____C. R. Walgreen III____  Chairman of the Board, Chief     November 27, 1996
     C. R. Walgreen III      Executive Officer and Director

 _____L. D. Jorndt__________  President, Chief Operating      November 27, 1996
      L. D. Jorndt            Officer and Director


 _____Roger H. Clausen______  Controller                      November 27, 1996
      Roger H. Clausen

 _____Theodore Dimitriou____  Director                        November 27, 1996
      Theodore Dimitriou

 _____James J. Howard_______  Director                        November 27, 1996
      James J. Howard

 _____C. D. Hunter__________  Director                        November 27, 1996
      C. D. Hunter

 _____Cordell Reed__________  Director                        November 27, 1996
      Cordell Reed

 _____John B. Schwemm_______  Director                        November 27, 1996
      John B. Schwemm

 _____William H. Springer___  Director                        November 27, 1996
      William H. Springer

 _____Marilou M. von Ferstel  Director                        November 27, 1996
      Marilou M. von Ferstel




                              INDEX TO EXHIBITS


    A.  DOCUMENTS FILED WITH THIS REPORT

     Exhibit 10(j)         Walgreen Select Senior Executive Retiree Medical
                           Expense Plan.

     Exhibit 13 Annual Report to Shareholders for the Fiscal Year Ended August 31, 1996.

     Exhibit 21            Subsidiaries of the Registrant.

     Exhibit 23            Consent of Independent Public Accountants.

     Exhibit 27            Financial Data Schedule.

     B.  DOCUMENTS INCORPORATED BY REFERENCE

     Exhibit 3(a)          Articles of Incorporation of the company, as amended.

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

                           (b)      Executive Short-Term Disability Plan
                                    Description.

                           (c)      Walgreen Management Incentive Plan,
                                    as restated.

                           (d)  (i) Walgreen Co. Restricted Performance Share
                                    Plan, as amended.

                               (ii) Amendment No. 3 to the Walgreen Co.
                                    Restricted Performance Share Plan.

                                  INDEX TO EXHIBITS
                                     (continued)


                           (e)  (i) Walgreen Co. Executive Stock Option Plan,
                                    as amended.

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