Form 10-Q
period 1996-11-30
WALGREEN CO
filed 1997-01-10
CIK 104207

S E C U R I T I E S   A N D   E X C H A N G E   C O M M I S S I O N
                            WASHINGTON, D. C. 20549
                            _______________________


                                   FORM 10-Q


  (Mark One)
  ____X____    Quarterly Report Pursuant to Section 13 or 15(d) of the
                       Securities Exchange Act of 1934

                    FOR THE QUARTER ENDED NOVEMBER 30, 1996

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

         COMMON STOCK, $.3125 PAR VALUE; ISSUED AND OUTSTANDING 246,141,072 AT DECEMBER 31, 1996.










                                  Page 1 of 10


                         WALGREEN CO. AND SUBSIDIARIES

                   CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



        The consolidated condensed financial statements included herein have been prepared by the company pursuant to the rules and regulations of the Securities and Exchange Commission. The Consolidated Condensed Balance Sheet as of November 30, 1996 and the Consolidated Condensed Statements of Earnings for the three months ended November 30, 1996 and 1995, and the Consolidated Condensed Statements of Cash Flows for the three months ended November 30, 1996 and 1995, have been prepared without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the company's latest annual report on Form 10-K.

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





                          WALGREEN CO. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                       (Unaudited)
                                                       November 30,  August 31,
                                                          1996         1996
                                                            (In Thousands)
   ASSETS
       Current Assets:
          Cash and cash equivalents                    $   30,077    $    8,819
          Accounts receivable                             326,432       288,538
          Inventories                                   1,845,490     1,631,974
          Other current assets                             78,237        89,707
             Total Current Assets                       2,280,236     2,019,038

       Property and Equipment, at cost, less
          accumulated depreciation and amortization
          of $693,718,000 at November 30 and
          $659,169,000 at August 31                     1,502,029     1,448,368

       Other Non-Current Assets                           167,096       166,240

             TOTAL ASSETS                              $3,949,361    $3,633,646
                                                       ==========    ==========

   LIABILITIES & SHAREHOLDERS' EQUITY
       Current Liabilities:
          Notes Payable                                $   42,000    $        -
          Trade accounts payable                          902,283       691,836
          Other current liabilities                       506,827       490,119
             Total Current Liabilities                  1,451,110     1,181,955

       Non-Current Liabilities:
          Deferred income taxes                           146,413       145,218
          Other non-current liabilities                   269,610       263,368
             Total Non-Current Liabilities                416,023       408,586

       Shareholders' Equity:
          Preferred stock $.25 par value; authorized
             8,000,000 shares; none issued                      -             -
          Common stock $.3125 par value; authorized
             800,000,000 shares; issued and outstanding
             246,141,072 at November 30 and August 31      76,919        76,919
          Retained earnings                             2,005,309     1,966,186
             Total Shareholders' Equity                 2,082,228     2,043,105

             TOTAL LIABILITIES & SHAREHOLDERS' EQUITY  $3,949,361    $3,633,646
                                                       ==========    ==========

              The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these Statements.





                         WALGREEN CO. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                                  (UNAUDITED)


                                                       Three Months Ended
                                                          November 30,
                                                       1996          1995
                                                       (Dollars in Thousands
                                                       Except Per Share Data)


  Net Sales                                          $3,053,979    $2,692,767

  Costs and Deductions:
     Cost of sales                                    2,223,963     1,953,785

     Selling, occupancy and
        administration                                  707,667       635,208
                                                      2,931,630     2,588,993

  Other (Income) Expense:
     Interest income                                       (791)       (1,043)

     Interest expense                                       660           890
                                                           (131)         (153)
  Earnings before income tax
      provision                                         122,480       103,927

  Income tax provision                                   47,461        40,272

  Net Earnings                                       $   75,019    $   63,655
                                                     ===========   ===========

  Per Share:

     Net Earnings                                    $      .30    $      .26
                                                     ===========   ===========

     Dividends Declared                              $      .12    $      .11
                                                     ===========   ===========















           The accompanying Notes to Consolidated Condensed Financial
              Statements are an integral part of these Statements.

                           WALGREEN CO. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                        Three Months Ended
                                                            November 30,
                                                         1996          1995
                                                           (In Thousands)

   Net cash provided by operating activities          $ 104,232      $  14,024

   Cash Flows from Investing Activities:
       Additions to property and equipment              (94,512)       (76,329)
       Other                                              4,186           (313)

   Net cash used for investing activities               (90,326)       (76,642)

   Cash Flows from Financing Activities:
       Cash dividends paid                              (27,076)       (23,999)
       Net proceeds from notes payable                   42,000         77,289
       Other                                             (7,572)        (5,282)

   Net cash provided by financing activities              7,352         48,008

   Changes in Cash and Cash Equivalents:
       Net increase (decrease) in cash and
           cash equivalents                              21,258        (14,610)
       Cash and cash equivalents at beginning
          of year                                         8,819         22,245

   Cash and Cash Equivalents at end of period         $  30,007      $   7,635
                                                      ==========     ==========






           The accompanying Notes to Consolidated Condensed Financial
              Statements are an integral part of these Statements.


                          WALGREEN CO. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


   (1) Inventories are valued on a lower of last-in, first-out (LIFO) cost or market basis. At November 30, 1996 and August 31, 1996, inventories would have been greater by $433,692,000 and $427,767,000 respectively, if they had been valued on a lower of first-in, first-out (FIFO) cost or market basis. LIFO inventory costs can only be determined annually when inflation rates and inventory levels are finalized; therefore, LIFO inventory costs for interim financial statements are estimated. Cost of sales is primarily computed on an estimated basis and adjusted based on periodic inventories.

   (2) The weighted average number of common shares and equivalents used for calculating primary net earnings per share was 248,755,000 and 248,109,000 for the three months ended November 30, 1996 and 1995, respectively. Fully diluted net earnings per share are the same as primary net earnings per share.

    (3) The company is involved in various legal proceedings incidental to the normal course of business. Company management is of the opinion, based upon the advice of General Counsel, that although the outcome of such litigation cannot be forecast with certainty, the final disposition should not have a material adverse effect on the company's consolidated financial position or results of operations.





                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


    Results of Operations

    Net earnings for the first quarter of fiscal 1997 were $75,019,000 or $.30 per share. This was a 17.9% increase over last year. Earnings increases resulted from improved sales and lower expense ratios, which were partially offset by lower gross margins.

    Sales for the quarter ended November 30, 1996 increased by 13.4% to $3.1 billion. Drugstore sales increases resulted from sales gains in existing stores and added sales from new stores, each of which include an indeterminate amount of market-driven price changes. Comparable drugstore (those open at least one year) sales were up 8.0% for the quarter. New store openings accounted for 8.5% of the quarterly sales increase. The company operated 2,228 drugstores as of November 30, 1996, compared to 2,110 a year earlier.

    Pharmacy sales increased 17.5% for the first quarter and were 47.2% of total sales compared to 45.9% a year ago. Prescription sales in comparable stores increased 11.5%. Pharmacy sales trends are expected to continue primarily because of expansion into new markets, increased penetration in existing markets and demographic changes such as the aging population.

    Gross margins as a percent of sales decreased to 27.2% of sales from 27.4% last year. Prescription margins continue to decrease as third party retail and mail order sales become a larger portion of pharmacy sales.
    The company is responding to gross margin pressures by emphasizing minimum third party profitability standards.

    The company uses the LIFO method of inventory valuation, which can only be determined at the end of the fiscal year when inflation rates and inventory levels are finalized; therefore, LIFO inventory costs for interim financial statements are estimated. Cost of sales for the November quarter includes a LIFO provision of $5.9 million ($.02 per share) versus $8.6 million ($.02 per share) for the same period a year ago.

    Selling, occupancy and administration expenses were 23.2% of sales in the quarter compared to 23.6% a year ago. The decrease, as a percent to sales, was caused by lower advertising expenses and the growth in mail order pharmacy which has a lower expense ratio.

    The effective tax rates were 38.75% in both periods.

    Financial Condition

    Cash and cash equivalents and marketable securities were $30.1 million at November 30, 1996, compared to $12.6 million at November 30, 1995. Short-term investment objectives are to maximize yields while minimizing risk and maintaining liquidity. To attain these objectives, investment limits are placed on the amount, type and issuer of securities.





    Net cash provided by operating activities for the first quarter was $104.2 million compared to $14.0 million a year ago. The change between periods was principally due to better inventory control and improved trade accounts payable dating. The company's ongoing profitability is expected to continue as the principal source for providing expansion and remodeling programs, dividends to shareholders and funding for various technological improvements.

    Net cash used for investing activities was $90.3 million versus $76.6 million last year. Additions to property and equipment were $94.5 million compared to $76.3 million last year. During the first quarter, 58 new or relocated drugstores were opened. This compares to 48 new or relocated drugstores opened in the same period last year. New stores are owned or leased. There were 37 owned locations opened during the quarter or under construction at November 30, 1996 versus 14 for the same period last year. Capital expenditures for fiscal 1997 are expected to exceed $400 million.

    The company expects to open at least 230 new stores in fiscal 1997, including units in the new markets of Detroit and Kansas City. Plans are to escalate new store openings to 280 per year beginning in 1998 and to be operating 3,000 stores across the country by the year 2000. This may necessitate future long-term borrowings. Intercom Plus, an advanced pharmacy computer and workflow system, is expected to be completed in fiscal 1997.

    Net cash provided by financing activities was $7.4 million compared to $48.0 million provided a year ago. During both quarters, the company obtained funds through the placement of short-term notes payable. At November 30, 1996, the company had $240 million in unused bank lines of credit and $100 million of unissued authorized debt securities, previously filed with the Securities and Exchange Commission.


    In fiscal 1995, the company received an unfavorable Tax Court ruling concerning the depreciable lives of certain assets. The company appealed, and on October 17, 1995, the United States Court of Appeals rendered an opinion which reversed the ruling. The case, which involves approximately $50 million of tax, including after-tax interest, was remanded back to the Tax Court for further findings which are in the process of being finalized. As of November 30, 1996, the company has adequately provided for the tax and related interest.

    Financial Accounting Board Statement No. 123 "Accounting for Stock-Based Compensation" was issued in October 1995. This pronouncement, which must be implemented by fiscal year end, will require the company to disclose the effect on income of stock options based on a formula outlined in the bulletin. This pronouncement is not expected to materially impact the company's consolidated financial position or results of operations.





                           PART II.  OTHER INFORMATION


        Item 6.  Exhibits and Reports on Form 8-K

                   (a)  Exhibits filed with this report:

                        10.  Walgreen Co. Nonemployee Director Stock Plan

                        27.  Financial Data Schedule

                   (b)  Reports on Form 8-K:

                        No reports were filed on Form 8-K during the quarter which ended November 30, 1996.




                                   SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                      WALGREEN CO._________
                                                      (Registrant)



    Date    January 10, 1997                          R. L. Polark_________
                                                  Senior Vice President
                                                (Chief Financial Officer)



    Date    January 10, 1997                          R. H. Clausen________
                                                       Controller
                                                (Chief Accounting Officer)




