Form 10-Q
period 1997-02-28
WALGREEN CO
filed 1997-04-11
CIK 104207

S E C U R I T I E S   A N D   E X C H A N G E   C O M M I S S I O N
                            WASHINGTON, D. C. 20549
                            _______________________


                                   FORM 10-Q


  (Mark One)
  ____X____    Quarterly Report Pursuant to Section 13 or 15(d) of the
                       Securities Exchange Act of 1934

                    FOR THE QUARTER ENDED FEBRUARY 28, 1997

                                        or

  __________   Transition Report Pursuant to Section 13 or 15(d) of the
                       Securities Exchange Act of 1934

               For the Transition Period from __________ to ___________

                         Commission file number 1-604.

             ____________________ WALGREEN CO._____________________
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

         COMMON STOCK, $.3125 PAR VALUE; ISSUED AND OUTSTANDING 246,141,072 AT MARCH 31, 1997.




                                  Page 1 of 11


                         WALGREEN CO. AND SUBSIDIARIES

                  CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



        The consolidated condensed financial statements included herein have been prepared by the company pursuant to the rules and regulations of the Securities and Exchange Commission. The Consolidated Condensed Balance Sheet as of February 28, 1997 and the Consolidated Condensed Statements of Earnings for the three and six months ended February 28, 1997 and February 29, 1996, and the Consolidated Condensed Statements of Cash Flows for the six months ended February 28, 1997 and February 29, 1996, have been prepared without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the company's latest annual report on Form 10-K.

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



                          WALGREEN CO. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                       (Unaudited)
                                                       February 28,  August 31,
                                                          1997         1996
                                                            (In Thousands)
   ASSETS
       Current Assets:
          Cash and cash equivalents                    $   20,895    $    8,819
          Accounts receivable                             344,429       288,538
          Inventories                                   1,717,157     1,631,974
          Other current assets                             78,369        89,707
             Total Current Assets                       2,160,850     2,019,038

       Property and Equipment, at cost, less
          accumulated depreciation and amortization
          of $727,515,000 at February 28 and
          $659,169,000 at August 31                     1,542,853     1,448,368

       Other Non-Current Assets                           207,578       166,240

             TOTAL ASSETS                              $3,911,281    $3,633,646
                                                       ==========    ==========

   LIABILITIES & SHAREHOLDERS' EQUITY
       Current Liabilities:
          Trade accounts payable                       $  715,926    $  691,836
          Other current liabilities                       564,214       490,119
             Total Current Liabilities                  1,280,140     1,181,955

       Non-Current Liabilities:
          Deferred income taxes                           146,100       145,218
          Other non-current liabilities                   287,130       263,368
             Total Non-Current Liabilities                433,230       408,586

       Shareholders' Equity:
          Preferred stock $.25 par value; authorized
             8,000,000 shares; none issued                      -             -
          Common stock $.3125 par value; authorized
             800,000,000 shares; issued and outstanding
             246,141,072 at February 28 and August 31      76,919        76,919
          Retained earnings                             2,120,992     1,966,186
             Total Shareholders' Equity                 2,197,911     2,043,105

             TOTAL LIABILITIES & SHAREHOLDERS' EQUITY  $3,911,281    $3,633,646
                                                       ==========    ==========

              The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these Statements.







                         WALGREEN CO. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                                  (UNAUDITED)


                            Three Months Ended           Six Months Ended
                         February 28,   February 29, February 28,  February 29,
                             1997           1996       1997          1996
                             (Dollars in Thousands Except Per Share Data)


  Net Sales               $3,602,620    $3,179,089   $6,656,599    $5,871,856

  Costs and Deductions:
     Cost of sales         2,596,547     2,289,803    4,820,510     4,243,588

     Selling, occupancy and
        administration       766,559       682,860    1,474,226     1,318,068
                           3,363,106     2,972,663    6,294,736     5,561,656

  Other (Income) Expense:
     Interest income          (1,826)       (1,240)      (2,617)       (2,283)

     Interest expense            621           645        1,281         1,535
                              (1,205)         (595)      (1,336)         (748)
  Earnings before income tax
      provision              240,719       207,021      363,199       310,948

  Income tax provision        93,279        80,220      140,740       120,492

  Net Earnings            $  147,440    $  126,801   $  222,459    $  190,456
                          ===========   ===========  ===========   ===========

  Per Share:

     Net Earnings         $      .59    $      .51   $      .89    $      .77
                          ===========   ===========  ===========   ===========

     Dividends Declared   $      .12    $      .11   $      .24    $      .22
                          ===========   ===========  ===========   ===========






           The accompanying Notes to Consolidated Condensed Financial
              Statements are an integral part of these Statements.

                           WALGREEN CO. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                          Six Months Ended
                                                     February 28,  February 29,
                                                         1997          1996
                                                           (In Thousands)

   Net cash provided by operating activities          $ 275,750      $ 230,388

   Cash Flows from Investing Activities:
       Additions to property and equipment             (174,808)      (159,164)
       Other                                            (16,319)       (11,582)

   Net cash used for investing activities              (191,127)      (170,746)

   Cash Flows from Financing Activities:
       Cash dividends paid                              (56,618)       (51,075)
       Other                                            (15,929)       (23,060)

   Net cash used for financing activities               (72,547)       (74,135)


   Changes in Cash and Cash Equivalents:
       Net increase (decrease) in cash and cash
          equivalents                                    12,076        (14,493)
       Cash and cash equivalents at beginning
          of year                                         8,819         22,245

   Cash and Cash Equivalents at end of period         $  20,895      $   7,752
                                                      ==========     ==========




           The accompanying Notes to Consolidated Condensed Financial
              Statements are an integral part of these Statements.

                          WALGREEN CO. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


   (1) Inventories are valued on a lower of last-in, first-out (LIFO) cost or market basis. At February 28, 1997 and August 31, 1996, inventories would have been greater by $442,935,000 and $427,767,000 respectively, if they had been valued on a lower of first-in, first-out (FIFO) cost or market basis. LIFO inventory costs can only be determined annually when inflation rates and inventory levels are finalized; therefore, LIFO inventory costs for interim financial statements are estimated. Cost of sales is primarily computed on an estimated basis and adjusted based on periodic inventories.

   (2) The weighted average number of common shares and equivalents used for calculating primary net earnings per share was 248,867,000 and 248,299,000 for the six months ended February 28, 1997 and February 29, 1996, respectively. Fully diluted net earnings per share are the same as primary net earnings per share.




                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


    Results of Operations

    Net earnings for the second quarter, ended February 28, 1997, were $147,440,000 or $.59 per share. This was a 16.3% increase over last year. Net earnings for the six months were up 16.8% to $222,459,000 or $.89 per share. Earnings increases resulted from improved sales and lower expense ratios, which were partially offset by lower gross margins.

    Sales increased by 13.3% in the second quarter, to $3.6 billion, and rose by 13.4% to $6.7 billion for the first six months. Drugstore sales increases resulted from sales gains in existing stores and added sales from new stores, each of which include an indeterminate amount of market-driven price changes. Comparable drugstore (those open at least one year) sales were up 8.0% for the quarter and first six months. New store openings accounted for 9.0% and 8.8% of the quarterly and six-month sales increase. The company operated 2,256 drugstores as of February 28, 1997, compared to 2,131 a year earlier.

    Pharmacy sales increased 17.0% for the second quarter and 16.9% for the first six months. Prescription sales in comparable stores were up 12.2% and 11.8% for the quarter and six-month period, respectively. Pharmacy sales trends are expected to continue primarily because of expansion into new markets, increased penetration in existing markets and demographic changes such as the aging population.

    Gross margins decreased in the quarter to 27.9% of sales from 28.0% last year and to 27.6% from 27.7% for the six-month period. Prescription margins continue to decrease as third party retail and mail order sales become a larger portion of pharmacy sales. The company is responding to gross margin pressures by emphasizing minimum third party profitability standards. Improved gross margins in the rest of the store helped offset the decline.

    The company uses the LIFO method of inventory valuation, which can only be determined annually when inflation rates and inventory levels are finalized; therefore, LIFO inventory costs for interim financial statements are estimated. Cost of sales include a LIFO provision of $9.2 million ($.02 per share) and $15.2 million ($.04 per share) for the quarter and six-month period ended February 28, 1997 versus $5.5 million ($.01 per share) and $14.0 million ($.03 per share) for the same period a year ago.

    Selling, occupancy and administration expenses decreased to 21.3% from 21.5% of sales in the quarter and to 22.1% from 22.4% of sales for the six months. Lower advertising expenses, as a percent to sales, was the principal reason for the decline in the quarter and six months. The growth in mail order pharmacy, which has a lower expense ratio, also contributed to the decrease.

    Financial Condition

    Cash and cash equivalents were $20.9 million at February 28, 1997, compared to $7.8 million at February 29, 1996. Short-term investment objectives are to maximize yields, while minimizing risk and maintaining liquidity. To attain these objectives, investment limits are placed on the amount, type and issuer of securities.

    Net cash provided by operating activities for the first half of fiscal 1997 was $275.8 million compared to $230.4 million a year ago. The company's ongoing profitability is expected to continue as the principal source for providing expansion and remodeling programs, dividends to shareholders and funding for various technological improvements.

    Net cash used for investing activities was $191.1 million versus $170.7 million last year. Additions to property and equipment were $174.8 million compared to $159.2 million last year. During the first six months of fiscal 1997, 102 new or relocated drugstores were opened. This compares to 90 new or relocated drugstores opened in the same period last year. New stores are owned and leased. There were 48 owned locations opened during the first half of the year or under construction at February 28, 1997 versus 27 for the same period last year. Capital expenditures for fiscal 1997 are expected to exceed $400 million.

    The company expects to open 230 new stores in fiscal 1997, including units in the new markets of Detroit and Kansas City. Plans are to escalate new store openings to 280 per year beginning in 1998 and to be operating 3,000 stores across the country by the year 2000. This may necessitate future long-term borrowings. Intercom Plus, an advanced pharmacy computer and workflow system, is expected to be fully implemented in early fiscal 1998.

    Net cash used for financing activities was $72.5 million compared to $74.1 million provided a year ago. At February 28, 1997, the company had $142 million in unused bank lines of credit and $100 million of unissued authorized debt securities, previously filed with the Securities and Exchange Commission.

    In fiscal 1995, the company received an unfavorable Tax Court ruling concerning the depreciable lives of certain assets. The company appealed, and on October 17, 1995, the United States Court of Appeals rendered an opinion which reversed the ruling. The case, which involves approximately $50 million of tax, including after tax interest, was remanded back to the Tax Court for further findings which are in the process of being finalized. As of February 28, 1997, the company has adequately provided for the tax and related interest.

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

    In March 1997, Statement No. 128 "Earnings Per Share" was issued. Under this pronouncement, which must be adopted in our fiscal 1998 second quarter, "basic earnings per share" and "diluted earnings per share", as defined by the bulletin, will replace "primary earnings per share" and "fully diluted earnings per share." The objective is to make the computation more compatible with international accounting standards. The company does not expect basic earnings per share to be materially different from primary earnings per share.





                           PART II.  OTHER INFORMATION


          Item 4.  Submission of Matters to a Vote of Security Holders

                   (a) The company held its Annual Meeting of Shareholders on January 8, 1997.

                   (c) The matters voted upon at the company's annual meeting and the results of the voting were as follows:

                        (1) The shareholders voted for election of the following directors to serve until the next annual meeting or until their successors are elected and qualified:
                                                                        Votes
                                                           Votes For   Withheld
                             Charles R. Walgreen III     199,352,057  2,894,006
                             William C. Foote            199,120,272  2,894,006
                             James J. Howard             199,330,255  2,894,006
                             Charles D. Hunter           199,320,335  2,894,006
                             L. Daniel Jorndt            199,372,579  2,894,006
                             Cordell Reed                199,303,857  2,894,006
                             John B. Schwemm             199,264,994  2,894,006
                             William H. Springer         199,314,573  2,894,006
                             Marilou M. von Ferstel      199,335,653  2,894,006

                        (2) The shareholders voted 200,560,573 shares for and 709,224 shares against with 925,829 abstaining to ratify the appointment of Arthur Andersen LLP as auditors.

                        (3) The shareholders voted 191,944,691 shares for and 5,679,566 shares against with 2,692,963 abstaining to approve the amendment of the Walgreen Co. Restricted Performance Share Plan.

                        (4) The shareholders voted 162,366,825 shares for and 5,291,343 shares against with 3,811,757 abstaining to approve the amendment of the Walgreen Co. Executive Stock Option Plan. There were 30,725,701 broker non-votes.



          Item 6.  Exhibits and Reports on Form 8-K

                   (a)  Exhibits filed with this report:
                        10.(a) Walgreen Co. Restricted Performance Plan, as amended.

                           (b) Walgreen Co. Executive Stock Option Plan, as amended.

                           (c)  Walgreen Co. 1997 Executive Deferred
                                Compensation/Capital Accumulation Plan Series 1.

                           (d)  Walgreen Co. 1997 Executive Deferred
                                Compensation/Capital Accumulation Plan Series 2.

                           (e)  Walgreen Co. Nonemployee Director Stock Plan.

                        27.  Financial Data Schedule

                   (b)  Reports on Form 8-K:

                        No reports were filed on Form 8-K during the quarter which ended February 28, 1997.





                                   SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                      WALGREEN CO._________
                                                      (Registrant)



    Date    April 10, 1997                            R. L. Polark_________
                                                  Senior Vice President
                                                (Chief Financial Officer)



    Date    April 10, 1997                            R. H. Clausen________
                                                       Controller
                                                (Chief Accounting Officer)




                                INDEX TO EXHIBITS

DOCUMENTS FILED WITH THIS REPORT

Exhibit 10(a) Walgreen Co. Restricted Performance Plan, as amended.

Exhibit 10(b) Walgreen Co. Executive Stock Option Plan, as amended.

Exhibit 10(c)  Walgreen Co. 1997 Executive Deferred
               Compensation/Capital Accumulation Plan Series 1.

Exhibit 10(d)  Walgreen Co. 1997 Executive Deferred
               Compensation/Capital Accumulation Plan Series 2.

Exhibit 10(e)  Walgreen Co. Nonemployee Director Stock Plan.

Exhibit 27     Financial Data Schedule