Form 10-Q
period 1997-05-31
WALGREEN CO
filed 1997-07-11
CIK 104207

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                             FORM 10-Q

(Mark One)
   [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTER ENDED MAY 31, 1997

                                OR

   [ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from _______to _______


                      Commission File Number
                               1-604


                           WALGREEN CO.
      (Exact name of registrant as specified in its charter)

             Illinois                                   36-1924025
     (State of incorporation)              (I.R.S. Employer Identification No.)

     200 Wilmot Road, Deerfield, Illinois                     60015
   (Address of principal executive offices)                 (Zip Code)

                          (847) 940-2500
       (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                        Yes [X]      No [ ]


The number of shares issued and outstanding of the registrant's
Common Stock, $.3125 par value, as of June 30, 1997 was
246,141,072.




                           Page 1 of 10
                   WALGREEN CO. AND SUBSIDIARIES
            CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



     The consolidated condensed financial statements included herein have been prepared by the company pursuant to the rules and regulations of the Securities and Exchange Commission. The Consolidated Condensed Balance Sheet as of May 31, 1997 and the Consolidated Condensed Statements of Earnings for the three and nine months ended May 31, 1997 and 1996, have been prepared without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the company's latest annual report on Form 10-K.

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



                                 2
                   WALGREEN CO. AND SUBSIDIARIES
               CONSOLIDATED CONDENSED BALANCE SHEETS



                                            (Unaudited)
                                              May 31,      August 31,
                                                1997          1996
                                                  (In Thousands)
ASSETS
  Current Assets:
    Cash and cash equivalents              $     137,689   $     8,819
    Accounts receivable                          342,860       288,538
    Inventories                                1,651,864     1,631,974
    Other current assets                          76,772        89,707
      Total Current Assets                     2,209,185     2,019,038

  Property and Equipment, at cost, less
    accumulated depreciation and amortization
    of $767,550,000 at May 31 and
    $659,169,000 at August 31                  1,611,103     1,448,368

 Other Non-Current Assets                        173,761       166,240
      TOTAL ASSETS                         $   3,994,049   $ 3,633,646

LIABILITIES & SHAREHOLDERS' EQUITY
  Current Liabilities:
    Trade accounts payable                 $     727,813   $   691,836
    Other current liabilities                    568,344       490,119
      Total Current Liabilities                1,296,157     1,181,955

  Non-Current Liabilities:
    Deferred income taxes                        147,630       145,218
    Other non-current liabilities                279,158       263,368
      Total Non-Current Liabilities              426,788       408,586

  Shareholders' Equity:
    Preferred stock $.25 par value; authorized
      8,000,000 shares; none issued                    -             -
    Common stock $.3125 par value; authorized
      800,000,000 shares; issued and
      outstanding 246,141,072 at May 31 and
      August 31                                   76,919        76,919
    Retained Earnings                          2,194,185     1,966,186
      Total Shareholders' Equity               2,271,104     2,043,105
  TOTAL LIABILITIES & SHAREHOLDERS' EQUITY   $ 3,994,049   $ 3,633,646




   The accompanying Notes to Consolidated Condensed Financial
      Statements are an integral part of these Statements.

                                3
                  WALGREEN CO. AND SUBSIDIARIES
          CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                           (UNAUDITED)



                            Three Months Ended       Nine Months Ended
                                  May 31,                 May 31,
                           1997          1996        1997        1996
                          (Dollars in Thousands Except Per Share Data)

Net Sales               $3,403,281   $2,988,836  $10,059,880  $8,860,692

Costs and Deductions:
  Cost of sales          2,470,643    2,165,612    7,291,153   6,409,200
   Selling, occupancy
      and administration   757,441      674,902    2,231,667   1,992,970
                         3,228,084    2,840,514    9,522,820   8,402,170
Other (Income)Expense:
   Interest income          (1,641)      (1,574)      (4,258)     (3,857)
   Interest expense            346          385        1,627       1,920
                            (1,295)      (1,189)      (2,631)     (1,937)
Earnings before income
   tax provision           176,492      149,511      539,691     460,459
Income tax provision        68,391       57,936      209,131     178,428
Net earnings            $  108,101   $   91,575  $   330,560  $  282,031

Per Share:
   Net earnings         $      .44   $      .37  $      1.33  $     1.14

   Dividends declared   $      .12   $      .11  $       .36  $      .33




    The accompanying Notes to Consolidated Condensed Financial
       Statements are an integral part of these Statements.

                                 4
                   WALGREEN CO. AND SUBSIDIARIES
          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            (UNAUDITED)



                                                 Nine Months Ended
                                                     May 31,
                                                 1997          1996
                                                  (In Thousands)

Net cash provided by operating activities     $ 505,875     $ 306,853

Cash Flows from Investing Activities:
  Additions to property and equipment          (289,060)     (243,210)
  Other                                          (7,101)       61,341
Net cash used for investing activities         (296,161)     (181,869)

Cash Flows from Financing Activities:
  Cash dividends paid                           (86,155)      (78,159)
  Other                                           5,311       (20,936)
Net cash used for financing activities          (80,844)      (99,095)

Changes in Cash and Cash Equivalents:
  Net increase in cash and cash equivalents     128,870        25,889
  Cash and cash equivalents at beginning
    of year                                       8,819        22,245
Cash and Cash Equivalents at end of period    $ 137,689     $  48,134



    The accompanying Notes to Consolidated Condensed Financial
       Statements are an integral part of these Statements.

                                 5
                   WALGREEN CO. AND SUBSIDIARIES
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



     (1) Inventories are valued on a lower of last-in, first-out
(LIFO) cost or market basis. At May 31, 1997 and August 31, 1996, inventories would have been greater by $447,264,000 and $427,767,000 respectively, if they had been valued on a lower of first-in, first-out (FIFO) cost or market basis. LIFO inventory costs can only be determined annually when inflation rates and inventory levels are finalized; therefore, LIFO inventory costs for interim financial statements are estimated. Cost of sales is primarily computed on an estimated basis and adjusted based on periodic inventories.

     (2) The weighted average number of common shares and equivalents used for calculating primary net earnings per share was 248,962,000 and 248,388,000 for the nine months ended May 31, 1997 and 1996, respectively. Fully diluted net earnings per share are the same as primary net earnings per share.

     On July 9, 1997, the Board of Directors voted a two-for-one stock split to be distributed August 8, 1997, to shareowners of record July 22, 1997. In addition the Board of Directors approved increases in the authorized common stock, from 800 million shares to 1.6 billion shares, and in the authorized preferred stock, from 8 million shares to 16 million shares. All per share amounts referenced herein are reflected on a pre-split basis.

     Under the terms of the Rights Agreement dated July 10, 1996, the aforementioned stock split will cause a proportionate adjustment in the preferred share purchase rights, which are fully described in the Agreement.


                                 6
               MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS

Net earnings for the third quarter, ended May 31, 1997, were $108.1 million or $.44 per share. This was an 18.0% increase over last year. Net earnings for the nine months were up 17.2% to $330.6 million or $1.33 per share. Earnings increases resulted from improved sales and lower expense ratios, which were partially offset by lower gross margins.

Sales increased by 13.9% in the third quarter, to $3.4 billion, and rose by 13.5% to $10.1 billion for the first nine months.
Drugstore sales increases resulted from sales gains in existing stores and added sales from new stores, each of which include an indeterminate amount of market-driven price changes. Comparable drugstore (those open at least one year) sales were up 8.6% for the quarter and 8.2% for the first nine months. New store openings accounted for 8.7% of the quarterly and nine-month sales increases. The company operated 2,289 drugstores as of May 31, 1997, compared to 2,149 a year earlier.

Pharmacy sales increased 18.9% for the third quarter and 17.6% for the first nine months. Prescription sales in comparable stores were up 14.0% and 12.6% for the quarter and nine-month period, respectively. Pharmacy sales trends are expected to continue primarily because of expansion into new markets, increased penetration in existing markets and demographic changes such as the aging population.

Gross margins decreased in the quarter to 27.4% of sales from 27.5% last year and to 27.5% from 27.7% for the nine-month period. Prescription margins continue to decrease as third party retail and mail order sales become a larger portion of pharmacy sales. The company is responding to gross margin pressures by emphasizing minimum third party profitability standards. Improved gross margins in the rest of the store helped offset the decline.

The company uses the LIFO method of inventory valuation, which can only be determined annually when inflation rates and inventory levels are finalized: therefore, LIFO inventory costs for interim financial statements are estimated. Cost of sales included a LIFO provision of $4.3 million ($.01 per share) and $19.5 million ($.05 per share) for the quarter and nine-month period ended May 31, 1997 versus $3.6 million ($.01 per share) and $17.6 million ($.04 per share) for the same period a year ago.

Selling, occupancy and administration expenses decreased to 22.3% from 22.6% of sales in the quarter and to 22.2% from 22.5% of sales for the nine months. Lower advertising expenses and headquarters costs, as a percent to sales, were the principal reasons for the decline in the quarter and nine months. The growth in mail order pharmacy, which has a lower expense ratio, also contributed to the decrease.

FINANCIAL CONDITION

Cash and cash equivalents were $137.7 million at May 31, 1997, compared to $48.1 million at May 31, 1996. Short-term investment objectives are to maximize yields, while minimizing risk and maintaining liquidity. To attain these objectives, investment limits are placed on the amount, type and issuer of securities.





                                 7
Net cash provided by operating activities for the first nine months of fiscal 1997 was $505.9 million compared to $306.9 million a year ago. The change between periods was principally due to higher earnings and better inventory control due in part to the company's "SIMS" inventory management system. The company's profitability is the principal source for providing expansion and remodeling programs, dividends to shareholders and funding for various technological improvements.

Net cash used for investing activities was $296.2 million versus $181.9 million last year. Additions to property and equipment were $289.1 million compared to $243.2 million last year. During the first nine months of fiscal 1997, 151 new or relocated drugstores were opened. This compares to 124 new or relocated drugstores opened in the same period last year. New stores are owned and leased. There were 67 owned locations opened during the first nine months of the year or under construction at May 31, 1997 versus 35 for the same period last year. Capital expenditures for fiscal 1997 are expected to exceed $400 million. During the first nine months, the company borrowed $12.7 million from corporate-owned life insurance policies versus $76.3 million last year.

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

Net cash used for financing activities was $80.8 million compared to $99.1 million a year ago. Proceeds from a financing arrangement related to employee stock purchases was the primary reason for the decrease in cash used. At May 31, 1997, the company has $143 million in unused bank lines of credit and $100 million of unissued authorized debt securities, previously filed with the Securities and Exchange Commission.

In Fiscal 1995, the company received an unfavorable Tax Court ruling concerning the depreciable lives of certain assets. The company appealed, and on October 17, 1995, the United States Court of Appeals rendered an opinion which reversed the ruling. The case, which involves approximately $53 million of tax, including after tax interest, was remanded back to the Tax Court for further findings which are in the process of being finalized. As of May 31, 1997, the company has adequately provided for the tax and related interest.

Financial Accounting Board Statement No. 123 "Accounting for Stock Based Compensation" was issued in October 1995. This pronouncement, which must be implemented by fiscal year end, will require the company to disclose the effect on income of stock options based on a formula outlined in the bulletin. This pronouncement is not expected to materially impact the company's consolidated financial position or results of operations.

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

In June 1997, the Financial Accounting Standards Board issued two new pronouncements which must be adopted by fiscal 1999; SFAS No. 130 "Reporting Comprehensive Income" and SFAS No. 131 "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 130 is not expected to impact the company. SFAS No. 131, which requires a "management approach" to segment reporting, is currently being evaluated.

                                 8
                    PART II.  OTHER INFORMATION



Item. 6  Exhibits and Reports on Form 8-K

         (a) Exhibits filed with this report:

             10. Walgreen Co. Management Incentive Plan Amendment
                 No. 1, effective April 9, 1997.

             27. Financial Data Schedule

         (b) Reports on Form 8-K:

             A report on Form 8-K was filed on April 14, 1997, reporting under "Item 5. Other Events." that Charles R. Walgreen III would retire as chief executive officer of the company in January 1998. A report on Form 8-K was filed on May 6, 1997, reporting under "Item 5. Other Events." that the company was served with an action entitled State of Illinois, ex rel. Louis H. Mueller vs. Walgreen Corporation, Case No. 96L02373, which was filed in the Circuit Court of Cook County, Illinois.



                                 9
                            SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                               WALGREEN CO.
                                               (Registrant)


Dated July 10, 1997                            /s/R.L. Polark
                                               R.L. Polark
                                               Senior Vice President
                                               (Chief Financial Officer)



Dated July 10, 1997                            /s/R.H. Clausen
                                               R.H. Clausen
                                               Controller
                                               (Chief Accounting Officer)



                                10
                         INDEX TO EXHIBITS

DOCUMENTS FILED WITH THIS REPORT

Exhibit 10 Walgreen Co. Management Incentive Plan Amendment No. 1, effective April 9, 1997.

Exhibit 27    Financial Data Schedule