Form 10-K
period 1997-08-31
WALGREEN CO
filed 1997-11-26
CIK 104207

S E C U R I T I E S   A N D   E X C H A N G E   C O M M I S S I O N
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
(Mark One)
    X         Annual Report Pursuant to Section 13 or 15(d) of the Securities
                                 Exchange Act of 1934

                      FOR THE FISCAL YEAR ENDED AUGUST 31, 1997.

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

Securities registered pursuant to Section 12(b) of the Act:
                                                     Name of each exchange
           Title of each class                        on which registered
                                                    NEW YORK STOCK EXCHANGE
  COMMON STOCK ($.15625 PAR VALUE)                  CHICAGO STOCK EXHCANGE
                                                    NEW YORK STOCK EXCHANGE
  PREFERRED SHARE PURCHASE RIGHTS                   CHICAGO STOCK EXCHANGE

Securities registered pursuant to section 12(g) of the Act:    NONE

     Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
                            Yes   X        No ______

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [X]

     AS OF OCTOBER 31, 1997, THERE WERE 494,500,182 SHARES OF WALGREEN CO. COMMON STOCK, PAR VALUE $.15625 PER SHARE, ISSUED AND OUTSTANDING AND THE AGGREGATE MARKET VALUE OF SUCH COMMON STOCK HELD BY NON-AFFILIATES (BASED UPON THE CLOSING TRANSACTION PRICE ON THE NEW YORK STOCK EXCHANGE) WAS APPROXIMATELY $13,596,332,000.

DOCUMENTS INCORPORATED BY REFERENCE
     PORTIONS OF THE ANNUAL REPORT TO SHAREHOLDERS FOR THE YEAR ENDED AUGUST 31, 1997, ONLY TO THE EXTENT EXPRESSLY SO STATED HEREIN, ARE INCORPORATED BY REFERENCE INTO PARTS I, II AND IV OF FORM 10-K. PORTIONS OF THE REGISTRANT'S PROXY STATEMENT FOR ITS 1997 ANNUAL MEETING OF SHAREHOLDERS TO BE HELD JANUARY 14, 1998, ARE INCORPORATED BY REFERENCE INTO PART III OF FORM 10-K.

                                     PART I

Item 1.  Description of Business

      (a)  General development of business.

      Walgreen Co. (the "company" or "Walgreens") is America's largest drugstore retailer and during the fiscal year ended August 31, 1997, had net sales of $13.4 billion. The company served customers in 34 states and Puerto Rico through 2,356 retail drugstores and 2 mail service facilities.

      In fiscal 1997, the company opened 251 new or relocated drugstores, completed remodelings of 46 units, and closed 86 drugstores. In the last five fiscal years, the company has opened 995 new drugstores, 2 new mail service facilities, acquired 15 stores, completed remodelings of 409 units and closed 389 drugstores and one mail service facility. In addition, one major distribution center was added during the five-year period.

      Prescription sales were 47.1% of total sales for fiscal 1997 compared to 45.2% in 1996 and 43.4% in 1995. Pharmacy sales trends are expected to continue primarily because of expansion into new markets, increased penetration in existing markets and demographic changes such as the aging population.

      The company expects to open at least 280 new stores in fiscal 1998 and 360 in fiscal 1999. Expectations are that 3000 drugstores will be operating by the year 2000. The company believes that additional expansion across the country is still possible beyond the year 2000. The rollout of Intercom Plus, an advanced pharmacy computer and workflow system, was completed in November 1997.

      Charles R. Walgreen III will retire as Chief Executive Officer of the company in January 1998. L. Daniel Jorndt, currently President and Chief Operating Officer, will assume the additional responsibility as Chief Executive Officer. Mr. Walgreen III will continue to serve on the Board of Directors and preside over board meetings.

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









                        The estimated contributions of various product classes
                   to sales for each of the last three fiscal years are as follows:

                                                             Percentage
                        Product Class                1997       1996       1995

                        Prescription Drugs            47%        45%        43%
                        General Merchandise *         23         24         24
                        Nonprescription Drugs *       13         13         13
                        Cosmetics, Toiletries *        8          8          8
                        Liquor, Beverages              6          7          8
                        Tobacco Products *             3          3          4

                        Total Sales                  100%       100%       100%
                                                    ======     ======     ======
                        * Estimates based, in part, on store scanning
                   information.

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

                        Fuel and other sources of energy are relied upon for the
                   distribution of merchandise and in the general operations of the retail stores. The company has not experienced significant energy shortages nor have changes in energy costs materially affected the costs of operations. Energy savings programs are being implemented to further control these costs.

                   (iv) Patents, trademarks, licenses, franchises and concessions held.

                        Walgreens markets products under various trademarks and
                   trade names and holds assorted business licenses (pharmacy, occupational, liquor, etc.) having various lives, which are necessary for the normal operation of business.

                   (v)  Seasonal variations in business.

                        The business is seasonal in nature, with Christmas
                   generating a higher proportion of sales and earnings than other periods. See the caption "The Walgreen Year...A Review by Quarters" on Page 30 of the Annual Report to Shareholders for the year ended August 31, 1997 ("Annual Report"), which is incorporated herein by reference.

                   (vi)  Working capital practices.

                        During fiscal 1997 the company did obtain funds through
                   the placement of commercial paper. The company generally finances its inventory and expansion needs with internally generated funds. However, short-term borrowings are anticipated during fiscal 1998 to support working capital needs. Long-term borrowings may be necessary due to the planned increase in owned locations.

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

                        Sales by geographic area for fiscal 1997 were as
                   follows:
                                                                Percent
                           State                                of Sales
                           Florida                                20%
                           Illinois                               15
                           Texas                                   8
                           Arizona                                 7
                           California                              7
                           Wisconsin                               5
                           28 other states and Puerto Rico        38
                                                                 100%
                                                                 ===
                   (xi)  Research and development activities.

                        The company does not engage in any material research
                   activities.

                   (xii)  Environmental disclosures.

                        Federal, state and local environmental protection
                   requirements have no material effect upon capital expenditures, earnings or competitive position of the company.

                   (xiii)  Number of employees.

                        The company employs approximately 85,000 persons, about
                   29,000 of whom are part-time employees working less than 30 hours per week.
                                       3

      (d) Financial information about foreign and domestic operations and export sales.

                All the company sales occur within the continental United States and Puerto Rico. There are no export sales.

Item 2.  Properties

     The number and location of the company's drugstores is incorporated by reference to the table under the caption "Walgreens Nationwide" on page 32 of the Annual Report. Most of the company's drugstores are leased. The leases are for various terms and periods. See the caption, "Leases" on page 26 of the Annual Report, which section is incorporated herein by reference. The company owns approximately 9% of the retail stores open at August 31, 1997. The decision has been made to purchase, rather than lease, more store locations in the future than in the past. This may necessitate future long-term borrowings. The company has an aggressive expansion program of adding new stores and remodeling and repositioning existing stores. Net selling space of drugstores was increased from 22.1 million square feet at August 31, 1996, to 23.9 million square feet at August 31, 1997. Approximately 60% of company stores have been opened or remodeled during the past five years.

     The company's retail drugstore operations are supported by nine warehouses with a total of approximately 3,300,000 square feet of space, of which 2,500,000 square feet is owned. The remaining space is leased with an option to buy. All warehouses are served by electronic data processing systems for order processing control, operating efficiencies and rapid merchandise delivery to stores. In addition, the company uses public warehouses to handle certain distribution needs. Distribution capacity is adequate now, but as the company continues to expand, additional space will be needed to maintain service levels. Studies are ongoing to determine where and when distribution space will be added.

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



     EXECUTIVE OFFICERS OF THE REGISTRANT

     The following information is furnished with respect to each executive officer of the company as of August 31, 1997:

NAME AND BUSINESS EXPERIENCE                 AGE      OFFICE HELD

Charles R. Walgreen III                      61       Chairman of the Board,
   Chairman of the Board since April                  Chief Executive Officer
       1976                                           and Director
   Chief Executive Officer since 1971
   Director since 1963

L. Daniel Jorndt                             56       President, Chief Operating
   President and Chief Operating                      Officer and Director
       Officer since February 1990
   Director since January 1990

Vernon A. Brunner                            57       Executive Vice President
   Executive Vice President since
       February 1990

Glenn S. Kraiss                              64       Executive Vice President
   Executive Vice President since
       February 1990

David W. Bernauer                            53       Senior Vice President
   Senior Vice President since July 1996
   Chief Information Officer since
       February 1995
   Vice President
       February 1990 to July 1996

Roger L. Polark                              49       Senior Vice President and
   Senior Vice President and                             Chief Financial Officer
       Chief Financial Officer since
       February 1995
   Vice President June 1988 to February 1995

John A. Rubino                               56       Senior Vice President
   Senior Vice President since July 1991

William A. Shiel                             46       Senior Vice President
   Senior Vice President since July 1993
   Vice President
       May 1985 to July 1993

Robert C. Atlas                              62       Vice President
   Vice President since September 1987







     EXECUTIVE OFFICERS OF THE REGISTRANT - continued:

NAME AND BUSINESS EXPERIENCE                 AGE      OFFICE HELD


W. Lynn Earnest                              54       Vice President
   Vice President since July 1992
   Treasurer July 1992 to February 1996

Robert H. Halaska                            57       Vice President
   Vice President since April 1995
   President, WHP Health Initiatives, Inc.
       since October 1995
   President, Walgreens Healthcare Plus,
       Inc. since September 1991

Jerome B. Karlin                             55       Vice President
   Vice President since September 1987

J. Randolph Lewis                            47       Vice President
   Vice President since March 1996
   Divisional Vice President, Logistics
           and Planning
       September 1992 to February 1996
   Partner, Ernst & Young
       October 1986 to August 1992

Julian A. Oettinger                          58       Vice President,
   Vice President, Secretary and                          Secretary and
       General Counsel since January 1989                 General Counsel

Roger H. Clausen                             55       Controller
   Controller since June 1988

Jeffrey A. Rein                              45       Treasurer
   Treasurer since March 1996
   District Manager
       July 1990 to February 1996


     There is no family relationship between any of the aforementioned officers of the company.



                                    PART II

     Item 5. Market for the Registrant's Common Stock and Related Security Holder Matters

            The company's common stock is traded on the New York and Chicago Stock Exchanges under the symbol WAG. As of October 31, 1997 there were 53,253 recordholders of company common stock according to the records maintained by the company's transfer agent.

            The range of the sales prices of the company's common stock by quarters and the cash dividends declared per common share during the two years ended August 31, 1997 are incorporated herein by reference to the caption "The Walgreen Year...A review by Quarters" on page 30 of the Annual Report.

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




                                       8
                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  Documents filed as part of this report

     (1) The following financial statements, supplementary data, and auditors' report appearing in the Annual Report are incorporated herein by reference.
                                                                   Annual Report
                                                                    Page Number
          Consolidated Statements of Earnings and Retained Earnings          22
          for the years ended August 31, 1997, 1996 and 1995

          Consolidated Balance Sheets at August 31, 1997 and 1996            23

          Consolidated Statements of Cash Flows                              24
          for the years ended August 31, 1997, 1996 and 1995

          Statement of Major Accounting Policies                        25 - 26

          Notes to Consolidated Financial Statements                    26 - 28

          Report of Independent Public Accountants                           29

          Summary of Quarterly Results for the years ended                   30
          August 31, 1997 and 1996 (Unaudited)

          Walgreens Nationwide                                               32

     (2) The following financial statement schedule and related auditors' report are included herein.
                                                                            10-K
                                                                     Page Number
          Schedule II    Valuation and Qualifying Accounts                   14

          Supplemental Report of Independent Public Accountants              15


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



                                       9
     (3) Exhibits 10(a) through 10(o) constitute management contracts or compensatory plans or arrangements required to be filed as exhibits pursuant to Item 14(c) of this Form 10-K.

(b)  Reports on Form 8-K

          No reports were filed on Form 8-K during the quarter, which ended August 31, 1997.

(c)  Exhibits

          3.  (a)  Articles of Incorporation of the company, as amended.

              (b) By-Laws of the company, as amended and restated effective as of July 9, 1997.

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

         10.  (a)  Top Management Long-Term Disability Plan.  (Note 3)

              (b)  Executive Short-Term Disability Plan Description.  (Note 3)

              (c)   (i) Walgreen Management Incentive Plan (as restated
                        effective October 12, 1994), filed with the Securities and Exchange Commission as Exhibit 10(a) to the company's Quarterly Report on Form 10-Q for the quarter ended November 30, 1994, and incorporated by reference herein.

                            (ii) Walgreen Co. Management Incentive Plan
                         Amendment No. 1 (effective April 9, 1997), filed with the Securities and Exchange Commission as Exhibit 10 to the company's Quarterly Report on Form 10-Q for the quarter ended May 31, 1997, and incorporated by reference herein.

              (d) Walgreen Co. Restricted Performance Share Plan, as amended, filed with the Securities and Exchange Commission as Exhibit 10(a) to the company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1997, and incorporated by reference herein.

________________________________________________________________________________
     See Notes on page 13.
                                       10
              (e) Walgreen Co. Executive Stock Option Plan, as amended, filed with the Securities and Exchange Commission as Exhibit 10(b) to the company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1997, and incorporated by reference herein.

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

                    (ii)  Walgreen Co. 1988 Executive Deferred
                          Compensation/Capital Accumulation Plan.  (Note 4)

                   (iii) Amendments to Walgreen Co. 1986 and 1988 Executive Deferred Compensation/Capital Accumulation Plans. (Note 6)

                    (iv)  Walgreen Co. 1992 Executive Deferred
                          Compensation/Capital Accumulation Plan Series 1. (Note 8)

                     (v)  Walgreen Co. 1992 Executive Deferred
                          Compensation/Capital Accumulation Plan Series 2. (Note 8)

                    (vi)  Walgreen Co. 1997 Executive Deferred
                          Compensation/Capital Accumulation Plan Series I, filed with the Securities and Exchange Commission as
                          Exhibit 10(c) to the company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1997, and incorporated by reference herein.

                   (vii)  Walgreen Co. 1997 Executive Deferred
                          Compensation/Capital Accumulation Plan Series 2, filed with the Securities and Exchange Commission as
                          Exhibit 10(d) to the company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1997, and incorporated by reference herein.

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

              (i)    (i)  Form of Change of Control Employment Agreements.
                          (Note 5)

                    (ii) Amendment to Employment Agreements adopted July 12, 1989. (Note 7)


________________________________________________________________________________
     See Notes on page 13.

              (j) Walgreen Select Senior Executive Retiree Medical Expense Plan, filed with the Securities and Exchange Commission as
                   Exhibit 10(j) to the company's Annual Report on Form 10-K for the fiscal year ended August 31, 1996, and incorporated by reference herein.

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

              (o)    (i)  Walgreen Co. Nonemployee Director Stock Plan, filed
                          with the Securities and Exchange Commission as Exhibit 10(e) to the Company's Quarterly Report on 10-Q for the quarter ended February 28, 1997, and incorporated by reference herein.

                    (ii) Walgreen Co. Nonemployee Director Stock Plan Amendment No. 1 (effective September 1, 1997).

         11. The required information for this Exhibit is contained in the Consolidated Statements of Earnings and Retained Earnings for the years ended August 31, 1997, 1996 and 1995 and also in the Statement of Major Accounting Policies, each appearing in the Annual Report and previously referenced in Part IV, Item 14, Section (a)(1).

         13. Annual Report to shareholders for the fiscal year ended August 31, 1997. This report, except for those portions thereof which are expressly incorporated by reference in this Form 10-K, is being furnished for the information of the Securities and Exchange Commission and is not deemed to be "filed" as a part of the filing of this Form 10-K.

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

          (Note 8)    Filed with the Securities and Exchange Commission as
                      Exhibit 10 to the company's Annual Report on Form 10-K for the fiscal year ended August 31, 1992 (File No. 1-604), and incorporated by reference herein.




                         WALGREEN CO. AND SUBSIDIARIES

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

               FOR THE YEARS ENDED AUGUST 31, 1997, 1996 AND 1995

                             (Dollars in Millions)


                                        Additions
                           Balance at   Charged to                 Balance at
                           Beginning    Costs and                     End
Classification             of Period     Expenses    Deductions    of Period

Allowances deducted from receivables
    for doubtful accounts -

   Year ended August 31, 1997   $ 14         $ 14         $ (15)        $ 13
                                ====         ====         ======        ====

   Year ended August 31, 1996   $ 25         $  2         $ (13)        $ 14
                                ====         ====         ======        ====

   Year ended August 31, 1995   $ 22         $  7         $  (4)        $ 25
                                ====         ====         ======        ====


                              ARTHUR ANDERSEN LLP



       SUPPLEMENTAL REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS






       To the Board of Directors and Shareholders of Walgreen Co.:

       We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in Walgreen Co. and Subsidiaries' annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated September 26, 1997. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. Schedule II included in this Form 10-K is the responsibility of the company's management, is presented for purposes of complying with the Securities and Exchange Commission's rules, and is not part of the basic financial statements. Schedule II has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



       /s/Arthur Andersen LLP


       Chicago, Illinois
       September 26, 1997




                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     WALGREEN CO.
     (Registrant)


     By /s/   R. L. Polark_______                       Date:  November 26, 1997
              R. L. Polark
         Senior Vice President
        Chief Financial Officer


          Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, and in the capacities and on the dates indicated.

                Name                         Title                        Date


     /s/  C. R. Walgreen III__ Chairman of the Board,  Chief   November 26, 1997
          C. R. Walgreen III     Executive Officer and Director

     /s/  L. D. Jorndt__________  President, Chief Operating   November 26, 1997
          L. D. Jorndt            Officer and Director


     /s/  Roger H. Clausen______  Controller                   November 26, 1997
          Roger H. Clausen

     /s/  William C. Foote____    Director                     November 26, 1997
          William C. Foote

     /s/  James J. Howard_______  Director                     November 26, 1997
          James J. Howard

     /s/  C. D. Hunter__________  Director                     November 26, 1997
          C. D. Hunter

     /s/  Cordell Reed__________  Director                     November 26, 1997
          Cordell Reed

     /s/  John B. Schwemm_______  Director                     November 26, 1997
          John B. Schwemm

     /s/  William H. Springer___  Director                     November 26, 1997
          William H. Springer

          ______________________  Director                     November 26, 1997
          Marilou M. von Ferstel



                               INDEX TO EXHIBITS


     A.  DOCUMENTS FILED WITH THIS REPORT

     Exhibit 3(a)          Articles of Incorporation of the company, as amended.

     Exhibit 3(b)          By-Laws of the company, as amended and restated.

     Exhibit 10(o)(ii) Walgreen Co. Nonemployee Director Stock Plan Amendment No. 1.

     Exhibit 13 Annual Report to Shareholders for the Fiscal Year Ended August 31, 1997.

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

     Exhibit 4(b)(ii) Amendment to Rights Agreement dated as of October 18, 1988, between the company and Harris Bank and Trust Company.

     Exhibit 10            Material Contracts

                           (a)      Top Management Long-Term Disability Plan.

                           (b)      Executive Short-Term Disability Plan
                                    Description.

                           (c)  (i) Walgreen Management Incentive Plan,
                                    as restated.

                               (ii) Walgreen Management Incentive Plan Amendment
                                    No. 1.

                           (d)  (i) Walgreen Co. Restricted Performance Share
                                    Plan, as amended.

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

                               (ii) Walgreen Co. 1988 Executive Deferred
                                    Compensation/Capital Accumulation
                                    Plan.

                              (iii) Amendments to Walgreen Co. 1986 and
                                    1988 Executive Deferred Compensation/
                                    Capital Accumulation Plans.

                               (iv) Walgreen Co. 1992 Executive Deferred
                                    Compensation/Capital Accumulation Plan
                                    Series 1.

                                (v) Walgreen Co. 1992 Executive Deferred
                                    Compensation/Capital Accumulation Plan
                                    Series 2.

                               (vi) Walgreen Co. 1997 Executive Deferred
                                    Compensation/Capital Accumulation Plan
                                    Series 1.

                              (vii) Walgreen Co. 1997 Executive Deferred
                                    Compensation/Capital Accumulation Plan
                                    Series 2.

                           (h)      Walgreen Co. Executive Deferred
                                    Profit-Sharing Plan, as restated.

                           (i)  (i) Form of Change of Control Employment
                                    Agreements.

                               (ii) Amendment to Employment Agreements.

                           (j) Walgreen Select Senior Executive Retiree Medical Expense Plan

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

                               (ii) Walgreen Profit Sharing Restoration Plan
                                    Amendment No. 1.

                           (l)      Walgreen Co. Retirement Plan for
                                    Outside Directors.

                           (m)      Walgreen Section 162(m) Deferred
                                    Compensation Plan.

                           (n) Consulting Agreement between Walgreen Co. and Charles D. Hunter.

                           (o)  (i) Walgreen Co. Nonemployee Director Stock
                                    Plan.