Form 10-Q
period 1997-11-30
WALGREEN CO
filed 1998-01-13
CIK 104207

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                             FORM 10-Q

(Mark One)
   [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE QUARTER ENDED NOVEMBER 30, 1997

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


The number of shares issued and outstanding of the registrant's
Common Stock, $.15625 par value, as of December 31, 1997 was
495,203,877.




                           Page 1 of 10
                   WALGREEN CO. AND SUBSIDIARIES
            CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



     The consolidated condensed financial statements included herein have been prepared by the company pursuant to the rules and regulations of the Securities and Exchange Commission. The Consolidated Condensed Balance Sheet as of November 30, 1997 and the Consolidated Condensed Statements of Earnings for the three months ended November 30, 1997 and 1996, have been prepared without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the company's latest annual report on Form 10-K.

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

                         WALGREEN CO. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                             (Dollars in Millions)


                                         (Unaudited)
                                         November 30,  August 31,
                                            1997         1997
ASSETS
  Current Assets:
    Cash and cash equivalents               $     14    $     73
    Accounts receivable                          353         376
    Inventories                                2,062       1,733
    Other current assets                          82         144
      Total Current Assets                     2,511       2,326
  Property and Equipment, at cost, less
    accumulated depreciation and amortization
    of $790 at November 30 and $748 at
    August 31                                  1,812       1,754
  Other Non-Current Assets                       130         127
      TOTAL ASSETS                          $  4,453    $  4,207

LIABILITIES & SHAREHOLDERS' EQUITY
  Current Liabilities:
    Notes payable                           $     35    $      -
    Trade accounts payable                       987         813
    Other current liabilities                    593         626
      Total Current Liabilities                1,615       1,439
  Non-Current Liabilities:
    Deferred income taxes                         94         113
    Other non-current liabilities                317         282
      Total Non-Current Liabilities              411         395
  Shareholders' Equity:
    Preferred stock $.125 par value; authorized
      16 million shares; none issued               -           -
    Common stock $.15625 par value; authorized
      1.6 billion shares; issued and outstanding
      495,015,237 at November 30 and
      493,789,966 at August 31                    77          77
    Paid-in capital                               54          30
    Retained Earnings                          2,296       2,266
      Total Shareholders' Equity               2,427       2,373
      TOTAL LIABILITIES & SHAREHOLDERS'
         EQUITY                             $  4,453    $  4,207





               The accompanying Notes to Consolidated Condensed Financial
                   Statements are an integral part of these Statements.

                      WALGREEN CO. AND SUBSIDIARIES
             CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                             (UNAUDITED)
              (Dollars in Millions Except Per Share Data)


                                                   Three Months Ended
                                                      November 30,
                                                   1997      1996
Net sales                                        $ 3,485   $ 3,054

Costs and Deductions:
  Cost of sales                                    2,541     2,224
  Selling, occupancy and administration              801       708
                                                   3,342     2,932
Other (Income)Expense:
  Interest income                                     (1)       (1)
  Interest expense                                     1         1
                                                       -         -
Earnings before income tax provision and
  cumulative effect of accounting change             143       122
Income tax provision                                  56        47
Earnings before cumulative effect of
  accounting change                                   87        75
Cumulative effect of accounting change for
  system development costs                           (26)        -

Net earnings                                     $    61   $    75

Per Share:
  Earnings before cumulative effect of
      accounting change                          $  0.18   $  0.15
  Cumulative effect of accounting change for
      system development costs                     (0.05)        -

  Net earnings                                   $  0.13   $  0.15

  Dividends declared                             $0.0625   $0.0600


           The accompanying Notes to Consolidated Condensed Financial
               Statements are an integral part of these Statements.

                          WALGREEN CO. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)
                            (Dollars in Millions)


                                               Three Months Ended
                                                 November 30,
                                                1997       1996
Net cash (used for) provided by operating
  activities                                 $   (15)    $  104

Cash Flows from Investing Activities:
  Additions to property and equipment           (148)       (95)
  Proceeds from the surrender of corporate-
    owned life insurance policies                 58          -
  Other                                            5          5
Net cash used for investing activities           (85)       (90)

Cash Flows from Financing Activities:
  Cash dividends paid                            (30)       (27)
  Net proceeds from notes payable                 35         42
  Proceeds from (purchases for) employee
    stock plans                                   37         (1)
  Other                                           (1)        (7)

Net cash provided by financing activities         41          7

Changes in Cash and Cash Equivalents:
  Net (decrease)increase in cash and cash
    equivalents                                  (59)        21
  Cash and cash equivalents at beginning of year  73          9

Cash and Cash Equivalents at end of period     $  14      $  30


           The accompanying Notes to Consolidated Condensed Financial
               Statements are an integral part of these Statements.

                   WALGREEN CO. AND SUBSIDIARIES
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



     (1) Inventories are valued on a lower of last-in, first-out
(LIFO) cost or market basis. At November 30, 1997 and August 31, 1997, inventories would have been greater by $450 million and $444 million respectively, if they had been valued on a lower of first-in, first-out (FIFO) cost or market basis. LIFO inventory costs can only be determined annually when inflation rates and inventory levels are finalized; therefore, LIFO inventory costs for interim financial statements are estimated. Cost of sales is primarily computed on an estimated basis and adjusted based on periodic inventories.

     (2) All share data have been adjusted to reflect a two-for-one stock split distributed to shareholders August 8, 1997. In addition the Board of Directors approved increases in the authorized common stock, from 800 million shares to 1.6 billion shares, and in the authorized preferred stock, from 8 million shares to 16 million shares.

         The weighted average number of common shares and equivalents used for calculating primary net earnings per share was 500,926,000 and 497,509,000 for the three months ended November 30, 1997 and 1996, respectively. Fully diluted net earnings per share are the same as primary net earnings per share.

     (3) In accordance with the EITF (Emerging Issues Task Force) consensus reached on November 20, 1997, the company is required to change its accounting for business process reengineering costs. EITF 97-13 "Accounting for Costs Incurred in Connection with a Consulting Contract or an Internal Project that Combines Business Process Reengineering and Information Technology Transformation," requires that the cost of business process reengineering activities that are part of a project to acquire, develop or implement internal use software, whether done internally or by third parties, be expensed as incurred. Previously, the company capitalized these costs as systems development costs.

         The change, effective as of September 1, 1997, resulted in a cumulative pretax charge of $43 million, or $.05 per share. No restatement of prior year financial statements is required, and the effect of this change on the current year and prior year quarters is not material.



                                 6
               MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS

Earnings before accounting change for the first quarter of fiscal 1998 were $87 million or $.18 per share. This was a 16% increase over last year. The accounting change involved expensing the cumulative cost of business process reengineering activities that had been capitalized as part of system development projects. After this $26 million after-tax charge ($.05 per share), net earnings were $61 million or $.13 per share.

Sales for the quarter ended November 30, 1997, increased by 14.1% to $3.5 billion. Drugstore sales increases resulted from sales gains in existing stores and added sales from new stores, each of which include an indeterminate amount of market-driven price changes. Comparable drugstore (those open at least one year) sales were up 9.1% for the quarter. New store openings accounted for 8.2% of the quarterly sales increase. The company operated 2,390 drugstores as of November 30, 1997, compared to 2,228 a year earlier.

Prescription sales increased 19.2% for the first quarter and were 49.4% of total sales compared to 47.2% a year ago. Prescription sales in comparable stores increased 14.3%. Pharmacy sales trends are expected to continue primarily because of expansion into new markets, increased penetration in existing markets and demographic changes such as the aging population.

Gross margins as a percent of sales decreased to 27.1% of sales from 27.2% last year. Prescription margins continue to decrease as third party retail and mail order sales become a larger portion of pharmacy sales. The company is responding to gross margin pressures by emphasizing minimum third party profitability standards. Improved gross margins in the rest of the store helped offset the decline.

The company uses the LIFO method of inventory valuation, which can only be determined annually when inflation rates and inventory levels are finalized; therefore, LIFO inventory costs for interim financial statements are estimated. Cost of sales for both the first quarter of fiscal 1998 and 1997 include a LIFO provision of $6 million ($.01 per share).

Selling, occupancy and administration expenses were 23.0% of sales in the quarter compared to 23.2% a year ago. The decrease, as a percent to sales, was caused by lower advertising, insurance and headquarters costs partially offset by increases in various other store expenses. The growth in mail order pharmacy, which has a lower expense ratio, also contributed to the decrease.

The effective tax rates were 38.75% in both periods.

FINANCIAL CONDITION

Cash and cash equivalents were $14 million at November 30, 1997, compared to $30 million at November 30, 1996. Short-term investment objectives are to maximize yields, while minimizing risk and maintaining liquidity. To attain these objectives, investment limits are placed on the amount, type and issuer of securities.


                                 7
Net cash used for operating activities for the first quarter was $15 million compared to $104 million provided by operating activities a year ago. The change between periods was principally due to higher inventory levels. The company's profitability is the principal source for providing funds for expansion and remodeling programs, dividends to shareholders and funding for various technological improvements.

Net cash used for investing activities was $85 million versus $90 million last year. Additions to property and equipment were $148 million compared to $95 million last year. There were 58 new or relocated drugstores opened during the first quarter of this year and last year. There were 46 owned locations opened during the quarter or under construction at November 30, 1997 versus 37 for the same period last year. The chainwide installation of Intercom Plus, an advanced pharmacy computer system, was also completed. Capital expenditures are expected to exceed $500 million and the company plans to open approximately 280 new stores in fiscal 1998. During the quarter the company surrendered corporate-owned life insurance policies resulting in net proceeds of $58 million.

Net cash provided by financing activities was $41 million compared to $7 million a year ago. During both quarters, the company obtained funds through the placement of short-term notes payable. The company issued 1.2 million shares of authorized but previously unissued shares to satisfy various stock option and purchase plan requirements. This avoided purchasing shares on the open market which would have resulted in cash outflows of approximately $30 million. At November 30, 1997, the company had $225 million in unused bank lines of credit and $100 million of unissued authorized debt securities, previously filed with the Securities and Exchange Commission.

The company has been addressing computer software modifications or replacements to enable transactions to process properly in the year 2000. All necessary changes are expected to occur in a timely manner and the cost will not have a significant impact on the ongoing results of operations.

In March 1997, Financial Accounting Board Statement No. 128 "Earnings Per Share" was issued. Under this pronouncement, which must be adopted in our fiscal 1998 second quarter, "basic earnings per share" and "diluted earnings per share", as defined by the bulletin, will replace "primary earnings per share" and "fully diluted earnings per share." The objective is to make the computation more compatible with international accounting standards. The company does not expect basic earnings per share to be materially different from primary earnings per share.



                                 8
                    PART II.  OTHER INFORMATION



Item. 6  Exhibits and Reports on Form 8-K

         (a) Exhibits filed with this report:

             27. Financial Data Schedule

         (b) Reports on Form 8-K:

           No reports on Form 8-K were filed by the Registrant during the quarter ending November 30, 1997. A report on Form 8-K was filed on December 23, 1997, reporting under "Item 5. Other Events." that the Registrant complied with a new required accounting interpretation announced November 20, 1997, by the Emerging Issues Task Force that the cost of business process reengineering activities that are part of a systems development project be expensed as those costs are incurred.

                                 9
                            SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                               WALGREEN CO.
                                               (Registrant)


Dated January 13, 1998                         /s/R.L. Polark
                                               R.L. Polark
                                               Senior Vice President
                                               (Chief Financial Officer)




Dated January 13, 1998                         /s/R.H. Clausen
                                               R.H. Clausen
                                               Controller
                                               (Chief Accounting Officer)




                                10
                         INDEX TO EXHIBITS

DOCUMENT FILED WITH THIS REPORT


Exhibit 27     Financial Data Schedule