Form 10-Q
period 1998-02-28
WALGREEN CO
filed 1998-04-08
CIK 104207

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                             FORM 10-Q

(Mark One)
   [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE QUARTER ENDED FEBRUARY 28, 1998

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


The number of shares issued and outstanding of the registrant's
Common Stock, $.15625 par value, as of March 31, 1998 was
496,666,459.


                           Page 1 of 10
                   WALGREEN CO. AND SUBSIDIARIES
            CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



     The consolidated condensed financial statements included herein have been prepared by the company pursuant to the rules and regulations of the Securities and Exchange Commission. The Consolidated Condensed Balance Sheet as of February 28, 1998 and the Consolidated Condensed Statements of Earnings for the three and six months ended February 28, 1998 and 1997, have been prepared without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the company's latest annual report on Form 10-K.

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





                                 2
                   WALGREEN CO. AND SUBSIDIARIES
               CONSOLIDATED CONDENSED BALANCE SHEETS
                        (Dollars in Millions)

                                         (Unaudited)
                                         February 28,   August 31,
                                            1998            1997
ASSETS
  Current Assets:
    Cash and cash equivalents               $     35    $     73
    Accounts receivable                          367         376
    Inventories                                1,939       1,733
    Other current assets                          87         144
      Total Current Assets                     2,428       2,326
  Property and Equipment, at cost, less
    accumulated depreciation and amortization
    of $831 at February 28 and $748 at
    August 31                                  1,941       1,754
  Other Non-Current Assets                       133         127

      TOTAL ASSETS                          $  4,502    $  4,207


LIABILITIES & SHAREHOLDERS' EQUITY
  Current Liabilities:
    Trade accounts payable                  $    856    $    813
    Other current liabilities                    637         626
      Total Current Liabilities                1,493       1,439
  Non-Current Liabilities:
    Deferred income taxes                         92         113
    Other non-current liabilities                325         282
      Total Non-Current Liabilities              417         395
  Shareholders' Equity:
    Preferred stock $.125 par value; authorized
      16 million shares; none issued               -           -
    Common stock $.15625 par value; authorized
      1.6 billion shares; issued and outstanding
      496,375,731 at February 28 and
      493,789,966 at August 31                    78          77
    Paid-in capital                               77          30
    Retained Earnings                          2,437       2,266
      Total Shareholders' Equity               2,592       2,373
    TOTAL LIABILITIES & SHAREHOLDERS' EQUITY $ 4,502     $ 4,207





           The accompanying Notes to Consolidated Condensed Financial
               Statements are an integral part of these Statements.



                                          3

                          WALGREEN CO. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                                   (UNAUDITED)
                       (In Millions Except Per Share Data)




                                 Three Months Ended  Six Months Ended
                                   February 28,        February 28,
                                    1998     1997     1998     1997
Net sales                      $   4,094 $  3,603  $  7,579 $ 6,657

Costs and Deductions:
  Cost of sales                    2,961    2,597     5,502   4,821
  Selling, occupancy and
    administration                   854      766     1,655   1,474
                                   3,815    3,363     7,157   6,295
Other (Income)Expense:
  Interest income                      -       (1)       (1)     (2)
  Interest expense                     -        -         1       1
                                       -       (1)        -      (1)
Earnings before income tax provision
  and cumulative effect of
  accounting change                  279      241       422     363
Income tax provision                 108       94       164     141
Earnings before cumulative effect
  of accounting change               171      147       258     222
Cumulative effect of accounting change
  for system development costs         -        -       (26)      -
Net earnings                    $    171 $    147  $    232 $   222

Per Share-basic and diluted:
  Earnings before cumulative effect
    of accounting change        $   0.34 $   0.30  $   0.52 $  0.45
  Cumulative effect of accounting change
    for system development costs       -        -     (0.05)      -
  Net earnings                  $   0.34 $   0.30  $   0.47 $  0.45

  Dividends declared            $ 0.0625 $ 0.0600  $ 0.1250 $0.1200

Average shares outstanding           496      492       495     492
Dilutive effect of stock options       6        6         7       6
Average shares outstanding assuming
  dilution                           502      498       502     498




          The accompanying Notes to Consolidated Condensed Financial
              Statements are an integral part of these Statements.



                                    4

                     WALGREEN CO. AND SUBSIDIARIES
             CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (UNAUDITED)
                        (Dollars in Millions)


                                              Six Months Ended
                                                February 28,
                                                1998       1997
Net cash provided by operating activities   $    223   $    276

Cash Flows from Investing Activities:
  Additions to property and equipment           (329)      (175)
  Proceeds from the surrender of corporate-
    owned life insurance policies                 58          -
  Other                                            9        (16)
Net cash used for investing activities          (262)      (191)

Cash Flows from Financing Activities:
  Cash dividends paid                            (60)       (57)
  Proceeds from (purchases for) employee
    stock plans                                   62        (15)
  Other                                           (1)        (1)
Net cash provided by (used for) financing
  activities                                       1        (73)

Changes in Cash and Cash Equivalents:
  Net (decrease)increase in cash and cash
    equivalents                                  (38)        12
  Cash and cash equivalents at beginning of year  73          9

Cash and Cash Equivalents at end of period  $     35   $     21




          The accompanying Notes to Consolidated Condensed Financial
              Statements are an integral part of these Statements.




                                        5


                   WALGREEN CO. AND SUBSIDIARIES
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



     (1) Inventories are valued on a lower of last-in, first-out
(LIFO) cost or market basis. At February 28, 1998 and August 31, 1997, inventories would have been greater by $460 million and $444 million respectively, if they had been valued on a lower of first-in, first-out (FIFO) cost or market basis. LIFO inventory costs can only be determined annually when inflation rates and inventory levels are finalized; therefore, LIFO inventory costs for interim financial statements are estimated. Cost of sales is primarily computed on an estimated basis and adjusted based on periodic inventories.

     (2) Financial Accounting Board Statement No. 128 "Earnings Per Share" was adopted by the company in the quarter ended February 28, 1998. "Basic earnings per share" and "diluted earnings per share," as defined by the bulletin, replaced "primary earnings per share" and "fully diluted earnings per share." The restated earnings per share presentation has resulted in the same amounts for both computations for the quarter and six-month periods ended February 28, 1998 and 1997, respectively.

     All share data have been adjusted to reflect a two-for-one stock split distributed to shareholders August 8, 1997. In addition the Board of Directors approved increases in the authorized common stock, from 800 million shares to 1.6 billion shares, and in the authorized preferred stock, from 8 million shares to 16 million shares.

          (3) In accordance with the EITF (Emerging Issues Task Force) consensus reached on November 20, 1997, the company was required to change its accounting for business process reengineering costs. EITF 97-13 "Accounting for Costs Incurred in Connection with a Consulting Contract or an Internal Project that Combines Business Process Reengineering and Information Technology Transformation," requires that the cost of business process reengineering activities that are part of a project to acquire, develop or implement internal use software, whether done internally or by third parties, be expensed as incurred. Previously, the company capitalized these costs as systems development costs.

     The change, effective as of September 1, 1997, resulted in a cumulative pretax charge of $43 million, or $.05 per share, recorded in the quarter ended November 30, 1997. No restatement of prior year financial statements was required, and the effect of this change on the current year and prior year quarters is not material.




                                 6
               MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS

Net earnings for the second quarter, ended February 28, 1998, were $171 million or $.34 per share. This was a 13.3% increase over last year. Earnings before accounting change for the six months were up 16.2% to $258 million or $.52 per share. The accounting change involved expensing the cumulative cost of business process reengineering activities that had been capitalized as part of system development projects. After this $26 million after-tax charge ($.05 per share), net earnings were $232 million or $.47 per share.

Sales increased by 13.6% in the second quarter, to $4.1 billion, and rose by 13.9% to $7.6 billion for the first six months. Drugstore sales increases resulted from sales gains in existing stores and added sales from new stores, each of which include an indeterminate amount of market-driven price changes. Comparable drugstore (those open at least one year) sales were up 8.4% and 8.7% for the quarter and first six months. New store openings accounted for 8.7% and 8.5% of the quarterly and six-month sales increase. The company operated 2,432 drugstores as of February 28, 1998, compared to 2,256 a year earlier.

Prescription sales increased 19.3% for the second quarter and 19.2% for the first six months. Prescription sales in comparable stores increased 14.2% for the quarter and six-month period. Pharmacy sales trends are expected to continue primarily because of expansion into new markets, increased penetration in existing markets and demographic changes such as the aging population.

Gross margins as a percent of sales decreased in the quarter to 27.7% of sales from 27.9% last year and to 27.4% from 27.6% for the six-month period. Prescription margins continue to decrease as third party retail and mail order sales become a larger portion of pharmacy sales. The company is responding to gross margin pressures by emphasizing minimum third party profitability standards. Improved gross margins in the rest of the store helped offset the decline.

The company uses the LIFO method of inventory valuation, which can only be determined annually when inflation rates and inventory levels are finalized; therefore, LIFO inventory costs for interim financial statements are estimated. Cost of sales includes a LIFO provision of $10 million ($.01 per share) and $16 million ($.02 per share) for the quarter and six-month period ended February 28, 1998 versus $9 million ($.01 per share) and $15 million ($.02 per share) for the same period a year ago.

Selling, occupancy and administration expenses decreased to 20.9% from 21.3% of sales in the quarter and to 21.8% from 22.1% of sales for the six months. Lower advertising costs, insurance and store closing costs, as a percent to sales, were the principal reasons for the decline in the quarter and six months. The growth in mail order pharmacy, which has a lower expense ratio, also contributed to the decrease.

The effective tax rates were 38.75% for the quarters and six-month periods.



                                 7
FINANCIAL CONDITION

Cash and cash equivalents were $35 million at February 28, 1998, compared to $21 million at February 28, 1997. Short-term investment objectives are to maximize yields, while minimizing risk and maintaining liquidity. To attain these objectives, investment limits are placed on the amount, type and issuer of securities.

Net cash provided by operating activities for the first half of fiscal 1998 was $223 million compared to $276 million a year ago. The company's profitability is the principal source for providing funds for expansion and remodeling programs, dividends to shareholders and funding for various technological improvements.

Net cash used for investing activities was $262 million versus $191 million last year. Additions to property and equipment were $329 million compared to $175 million last year. There were 122 new or relocated drugstores opened during the first half of this year compared to 102 for the same period last year. There were 76 owned locations opened during the first half of the year or under construction at February 28, 1998 versus 48 for the same period last year. Capital expenditures are expected to exceed $500 million and the company plans to open approximately 280 new stores in fiscal 1998. During the six-month period the company surrendered corporate-owned life insurance policies resulting in net proceeds of $58 million.

Net cash provided by financing activities was $1 million compared to $73 million used a year ago. The company issued 2.6 million shares of authorized but previously unissued shares to satisfy various stock option and purchase plan requirements. This avoided purchasing shares on the open market which would have resulted in cash outflows of approximately $59 million. At February 28, 1998, the company had $218 million in unused bank lines of credit and $100 million of unissued authorized debt securities, previously filed with the Securities and Exchange Commission.

The company has been addressing computer software modifications or replacements to enable transactions to process properly in the year 2000. Based on currently available information, all necessary changes are expected to occur in a timely manner and the cost will not have a significant impact on the company's consolidated financial position or results of operations. Although the company is working with suppliers and customers regarding this issue, no assurance can be given with respect to any potential adverse effects on the company of any failure by other parties to achieve year 2000 compliance.



                                 8
                    PART II.  OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Securities Holders

        (a) The company held its Annual Meeting of Shareholders on January 14, 1998.

        (c) The matters voted upon at the company's annual meeting and the results of the voting were as follows:

           (1) The shareholders voted for election of the following directors to serve until the next annual meeting or until their successors are elected and qualified:

                                                             Votes
                                             Votes for    Withheld
               Charles R. Walgreen III     403,854,237   1,384,200
               William C. Foote            403,485,438   1,384,200
               James J. Howard             403,902,798   1,384,200
               Charles D. Hunter           403,838,986   1,384,200
               L. Daniel Jorndt            403,926,701   1,384,200
               Cordell Reed                403,473,982   1,384,200
               John B. Schwemm             403,572,592   1,384,200
               William H. Springer         403,787,395   1,384,200
               Marilou M. von Ferstel      403,916,410   1,384,200

           (2) The shareholders voted 402,405,353 shares for and 1,365,036 shares against with 1,364,760 abstaining to ratify the appointment of Arthur Andersen LLP as auditors.

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





                                               WALGREEN CO.
                                               (Registrant)


Dated April 7, 1998                            /s/R.L. Polark
                                               R.L. Polark
                                               Senior Vice President
                                               (Chief Financial Officer)




Dated April 7, 1998                            /s/W.M. Rudolphsen
                                               W.M. Rudolphsen
                                               Controller
                                               (Chief Accounting Officer)




                                10
                         INDEX TO EXHIBITS

DOCUMENT FILED WITH THIS REPORT


Exhibit 27     Financial Data Schedule