Form 10-Q
period 1998-05-31
WALGREEN CO
filed 1998-07-09
CIK 104207

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                             FORM 10-Q

(Mark One)
   [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTER ENDED MAY 31, 1998

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


The number of shares issued and outstanding of the registrant's
Common Stock, $.15625 par value, as of June 30, 1998 was
497,456,963.


                           Page 1 of 11
                   WALGREEN CO. AND SUBSIDIARIES
            CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



     The consolidated condensed financial statements included herein have been prepared by the company pursuant to the rules and regulations of the Securities and Exchange Commission. The Consolidated Condensed Balance Sheet as of May 31, 1998 and the Consolidated Condensed Statements of Earnings for the three and nine months ended May 31, 1998 and 1997, have been prepared without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the company's latest annual report on Form 10-K.

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



                                 2
                   WALGREEN CO. AND SUBSIDIARIES
                            CONSOLIDATED
                     CONDENSED BALANCE SHEETS
                       (Dollars in Millions)

                                         (Unaudited)
                                           May 31,    August 31,
                                            1998         1997
ASSETS
  Current Assets:
    Cash and cash equivalents                $   111     $    73
    Accounts receivable                          388         376
    Inventories                                1,838       1,733
    Other current assets                          83         144
      Total Current Assets                     2,420       2,326
  Property and Equipment, at cost, less
    accumulated depreciation and amortization
    of $872 at May 31 and $748 at August 31    2,027       1,754
  Other Non-Current Assets                       133         127

      TOTAL ASSETS                           $ 4,580     $ 4,207


LIABILITIES & SHAREHOLDERS' EQUITY
  Current Liabilities:
    Trade accounts payable                 $   795     $   813
    Other current liabilities                  644         626
      Total Current Liabilities              1,439       1,439

  Non-Current Liabilities:
    Deferred income taxes                      101         113
    Other non-current liabilities              338         282
      Total Non-Current Liabilities            439         395
  Shareholders' Equity:
    Preferred stock $.125 par value; authorized
       16 million shares; none issued            -           -
    Common stock $.15625 par value; authorized
      1.6 billion shares; issued and outstanding
      497,147,456 at May 31 and
      493,789,966 at August 31                  78          77
    Paid-in capital                             93          30
    Retained Earnings                        2,531       2,266
      Total Shareholders' Equity             2,702       2,373
  TOTAL LIABILITIES & SHAREHOLDERS' EQUITY  $4,580      $4,207



               The accompanying Notes to Consolidated Condensed Financial
                   Statements are an integral part of these Statements.


                                          3

                        WALGREEN CO. AND SUBSIDIARIES
               CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                                 (UNAUDITED)
                    (In Millions Except Per Share Data)

                               Three Months Ended     Nine Months Ended
                                     May 31,             May 31,
                                  1998     1997       1998    1997
Net sales                       $  3,887 $   3,403  $  11,466 $ 10,060

Costs and Deductions:
  Cost of sales                    2,840    2,470      8,342    7,291
  Selling, occupancy and
    administration                   843      758      2,498    2,232
                                   3,683    3,228     10,840    9,523
Other (Income)Expense:
  Interest income                     (2)      (2)        (3)      (4)
  Interest expense                     -        1          1        2
                                      (2)      (1)        (2)      (2)
Earnings before income tax provision
  and cumulative effect of
  accounting change                  206      176        628      539
Income tax provision                  79       68        243      209
Earnings before cumulative effect
  of accounting change               127      108        385      330
Cumulative effect of accounting change
  for system development costs         -        -        (26)       -
Net earnings                    $    127 $    108  $     359 $    330
Per Share-
 Basic:
  Earnings before cumulative effect
    of accounting change        $   0.26 $   0.22  $    0.78 $   0.67
  Cumulative effect of accounting
    change for system development
    costs                              -        -      (0.05)       -
  Net earnings                  $   0.26 $    0.22  $   0.73 $   0.67
 Diluted:
  Earnings before cumulative effect
    of accounting change        $   0.25 $    0.21  $   0.77 $   0.66
  Cumulative effect of accounting
    change for system development
    costs                              -        -      (0.05)       -

  Net earnings                  $   0.25 $    0.21  $   0.72 $   0.66

 Dividends declared             $ 0.0625 $  0.0600  $ 0.1875 $ 0.1800

Average shares outstanding           497      492        496      492
Dilutive effect of stock options       7        6          6        6
Average shares outstanding
   assuming dilution                 504      498        502      498


            The accompanying Notes to Consolidated Condensed Financial
                Statements are an integral part of these Statements.
                                    4
                    WALGREEN CO. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                              (UNAUDITED)
                        (Dollars in Millions)

                                                Nine Months Ended
                                                   May 31,
                                              1998       1997
Net cash provided by operating activities   $    425   $    505
Cash Flows from Investing Activities:
  Additions to property and equipment           (462)      (289)
  Proceeds from the surrender of corporate-
    owned life insurance policies                 58          -
  Other                                           13         (7)
Net cash used for investing activities          (391)      (296)
Cash Flows from Financing Activities:
  Cash dividends paid                            (92)       (86)
  Proceeds from employee stock plans              81          6
  Other                                           15         (1)
Net cash provided by (used for) financing
  activities                                       4        (81)
Changes in Cash and Cash Equivalents:
  Net increase in cash and cash equivalents       38        128
  Cash and cash equivalents at beginning of year  73          9
Cash and Cash Equivalents at end of period  $    111   $    137



             The accompanying Notes to Consolidated Condensed Financial
                Statements are an integral part of these Statements.

                                        5

                   WALGREEN CO. AND SUBSIDIARIES
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



     (1) Inventories are valued on a lower of last-in, first-out
(LIFO) cost or market basis. At May 31, 1998 and August 31, 1997, inventories would have been greater by $476 million and $444 million respectively, if they had been valued on a lower of first-in, first-out (FIFO) cost or market basis. LIFO inventory costs can only be determined annually when inflation rates and inventory levels are finalized; therefore, LIFO inventory costs for interim financial statements are estimated. Cost of sales is primarily computed on an estimated basis and adjusted based on periodic inventories.

     (2) Financial Accounting Board Statement No. 128 "Earnings Per Share" was adopted by the company in the quarter ended February 28, 1998. "Basic earnings per share" and "diluted earnings per share," as defined by the bulletin, replaced "primary earnings per share" and "fully diluted earnings per share." Earnings per share have been restated for prior periods.

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

     The change, effective as of September 1, 1997, resulted in a cumulative pretax charge of $43 million, or $.05 per share, recorded in the quarter ended November 30, 1997. No restatement of prior year financial statements was required. Except for the cumulative effect of the accounting change, the effect of this change on the current year and prior year quarters is not material.

                                 6
               MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS

Net earnings for the third quarter, ended May 31, 1998, were $127 million or $.25 per share on a diluted basis. This was a 17.6% increase over last year. Earnings before accounting change for the nine months were up 16.7% to $385 million or $.77 per share. The accounting change involved expensing the cumulative cost of business process reengineering activities that had been capitalized as part of system development projects. After this $26 million after-tax charge ($.05 per share), net earnings were $359 million or $.72 per share.

Sales increased by 14.2% in the third quarter, to $3.9 billion, and rose by 14.0% to $11.5 billion for the first nine months.
Drugstore sales increases resulted from sales gains in existing stores and added sales from new stores, each of which include an indeterminate amount of market-driven price changes. Comparable drugstore (those open at least one year) sales were up 8.9% and 8.8% for the quarter and first nine months. New store openings accounted for 8.9% and 8.6% of the quarterly and nine-month sales increase. The company operated 2,470 drugstores as of May 31, 1998, compared to 2,289 a year earlier.

Prescription sales increased 20.4% for the third quarter and 19.6% for the first nine months. Prescription sales in comparable stores increased 15.2% for the quarter and 14.6% for the nine-month period. Pharmacy sales trends are expected to continue primarily because of expansion into new markets, increased penetration in existing markets and demographic changes such as the aging population.

Gross margins as a percent of sales decreased in the quarter to 26.9% of sales from 27.4% last year and to 27.2% from 27.5% for the nine-month period. The two major factors contributing to the decrease were the decline in pharmacy gross profit margins and the interim LIFO provision.

Third party retail and mail order sales, which have lower gross margin rates compared to the rest of the store, continue to become a larger portion of pharmacy sales. The margins are under continued pressure from the reimbursement rates demanded by managed care organizations. The company is responding to these gross margin pressures by evaluating contracts with the organizations on a case by case basis to insure a reasonable return to shareholders. This may result in sacrificing sales volume to insure that minimum gross margin standards are met. Improved gross margins in the rest of the store helped offset the decline.

The company uses the LIFO method of inventory valuation, which can only be determined annually when inflation rates and inventory levels are finalized; therefore, LIFO inventory costs for interim financial statements are estimated. Cost of sales includes a LIFO provision of $16 million and $32 million for the quarter and nine-month periods ended May 31, 1998 versus $4 million and $19 million for the same periods a year ago.

Selling, occupancy and administration expenses decreased to 21.7% from 22.3% of sales in the quarter and to 21.8% from 22.2% of sales for the nine months. Lower payroll, advertising, store closing costs and other headquarters expenses, as a percent to sales, were the principal reasons for the decline in the quarter and nine months. The growth in mail order pharmacy, which has a lower expense ratio, also contributed to the decrease.

The effective tax rates were 38.75% for the quarters and nine-month periods.

                                 7
FINANCIAL CONDITION

Cash and cash equivalents were $111 million at May 31, 1998, compared to $137 million at May 31, 1997. Short-term investment objectives are to maximize yields, while minimizing risk and maintaining liquidity. To attain these objectives, investment limits are placed on the amount, type and issuer of securities.

Net cash provided by operating activities for the first nine months of fiscal 1998 was $425 million compared to $505 million a year ago. The company's profitability is the principal source for providing funds for expansion and remodeling programs, dividends to shareholders and funding for various technological improvements.

Net cash used for investing activities was $391 million versus $296 million last year. Additions to property and equipment were $462 million compared to $289 million last year. There were 181 new or relocated drugstores opened during the first nine months of this year compared to 151 for the same period last year. There were 100 owned locations opened during the first nine months of the year or under construction at May 31, 1998 versus 67 for the same period last year. Capital expenditures are expected to exceed $600 million and the company expects to exceed its goal of 280 new stores in fiscal 1998. During the nine-month period the company surrendered corporate-owned life insurance policies resulting in net proceeds of $58 million.

Net cash provided by financing activities was $4 million compared to $81 million used a year ago. In the fourth quarter of fiscal 1997, the company began issuing shares of authorized but previously unissued shares to satisfy various stock option and purchase plan requirements. In fiscal 1998 3.4 million shares were issued. This avoided purchasing shares on the open market which would have resulted in cash outflows of approximately $76 million. At May 31, 1998, the company had $222 million in unused bank lines of credit and $100 million of unissued authorized debt securities, previously filed with the Securities and Exchange Commission.

The company has been addressing computer software modifications or replacements to enable transactions to process properly in the year 2000. Based on currently available information, all necessary changes are expected to occur in a timely manner. The cost of these changes is expected to be approximately $10 million which is based on management's best estimates and may be changed as additional information becomes available. Although the company is working with suppliers and customers regarding this issue, no assurance can be given with respect to any potential adverse effects on the company of any failure by other parties to achieve year 2000 compliance.

In June 1998 the company completed the sale of its long-term care pharmacy business. Annualized revenues from this operation were approximately $40 million. The gain on the sale will be recorded in the fourth quarter.

In March 1998 Statement of Position 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" was issued. This pronouncement, which is effective by the company's fiscal year 2000, provides guidance on the capitalization of costs related to internal use software. The pronouncement is not expected to materially impact the company's consolidated financial position or results of operations.

In April 1998 Statement of Position 98-5 "Reporting on the Costs of Start-up Activities" was issued. This standard requires that costs related to start-up activities be expensed as incurred. The company's policies are in compliance with this standard, and therefore, no adjustments are necessary.



                                 8
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain information in this Form 10-Q, as well as in other public filings, press releases and oral statements made by our representatives, is forward-looking information based on current expectations and plans that involve risks and uncertainties. Forward-looking information includes statements concerning pharmacy sales trends, prescription margins, number of new store openings, the level of capital expenditures and the company's success in addressing Year 2000 issues; as well as those that include or are preceded by the words "expects,""estimates,""believes" or similar language. For such statements, we claim the protection of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The following factors, in addition to those discussed elsewhere in this Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended August 31, 1997, could cause results to differ materially from management expectations as projected in such forward-looking statements: changes in economic conditions generally or in the markets served by the company; consumer preferences and spending patterns; competition from other drugstore chains, supermarkets, other retailers and mail order companies; changes in state or federal legislation or regulations; the efforts of third party payors to reduce prescription drug costs; the success of planned advertising and merchandising strategies; the availability and cost of real estate and construction; accounting policies and practices; the company's ability to hire and retain pharmacists and other store and management personnel; the company's relationships with its suppliers; the ability of the company, its vendors and others to manage Year 2000 issues; the company's ability to successfully implement new computer systems and technology; and adverse determinations with respect to litigation or other claims. The company assumes no obligation to update its forward-looking statements to reflect subsequent events or circumstances.

                               9

                    PART II.  OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits filed with this report:

             10.(a) Agreement Dated February 3, 1998, between
                    Walgreen Co. and Charles R. Walgreen III.

             27.    Financial Data Schedule

         (b) Reports on Form 8-K:

             No reports were filed on Form 8-K during the quarter which ended May 31, 1998.


                                10
                            SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                               WALGREEN CO.
                                               (Registrant)

Dated July 8, 1998                             /s/R.L. Polark
                                               R.L. Polark
                                               Senior Vice President
                                               (Chief Financial Officer)



Dated July 8, 1998                             /s/W.M. Rudolphsen
                                               W.M. Rudolphsen
                                               Controller
                                               (Chief Accounting Officer)



                                11
                         INDEX TO EXHIBITS

DOCUMENTS FILED WITH THIS REPORT

Exhibit 10(a) Agreement Dated February 3, 1998, between Walgreen
              Co. and Charles R. Walgreen III

Exhibit 27    Financial Data Schedule