Form 10-K
period 1998-08-31
WALGREEN CO
filed 1998-11-30
CIK 104207

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                 FORM 10-K


[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                ACT OF 1934

                For the fiscal year ended August 31, 1998.

                                         or
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
                           EXCHANGE ACT OF 1934
        For the Transition Period From ____________ to ___________

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

Securities registered pursuant to Section 12(b) of the Act:
                                                   Name of each exchange
           Title of each class                     on which registered
                                                   New York Stock Exchange
    Common Stock ($.15625 Par Value)               Chicago Stock Exchange
                                                   New York Stock Exchange
    Preferred Share Purchase Rights                Chicago Stock Exchange

Securities registered pursuant to section 12(g) of the Act:    None

     Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
                                   Yes   X        No _____

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [ ]

     As of October 30, 1998, there were 498,710,881 shares of Walgreen Co. common stock, par value $.15625 per share, issued and outstanding and the aggregate market value of such common stock held by non-affiliates (based upon the closing transaction price on the New York Stock Exchange) was approximately $23,811,001,000.

DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the Annual Report to Shareholders for the year ended August 31, 1998, only to the extent expressly so stated herein, are incorporated by reference into parts I, II and IV of Form 10-K. Portions of the registrant's proxy statement for its 1998 annual meeting of shareholders to be held January 13, 1999, are incorporated by reference into part III of Form 10-K.




                                       PART I

Item 1.  Business

     (a)  General development of business.

     Walgreen Co. (the "company" or "Walgreens") is America's largest drugstore retailer and during the fiscal year ended August 31, 1998, had net sales of $15.3 billion. The company served customers in 35 states and Puerto Rico through 2,547 retail drugstores and 2 mail service facilities.

     In fiscal 1998, the company opened 304 new or relocated drugstores, completed remodelings of 47 units, and closed 113 drugstores. More than half of the stores are now free standing as opposed to being located in strip shopping centers. In the last five fiscal years, the company has opened 1166 new drugstores, 1 new mail service facility, completed remodelings of 318 units and closed 453 drugstores and one mail service facility. In addition, one major distribution center was added during the five-year period.

     The company filled 226 million prescriptions in fiscal 1998 - approximately 9 percent of the U.S. retail market. Prescription sales were 49.6% of total sales for fiscal 1998 compared to 47.1% in 1997 and 45.2% in 1996. Pharmacy sales trends are expected to continue primarily because of expansion into new markets, increased penetration in existing markets and demographic changes such as the aging population.

     The company expects to open at least 365 new stores in fiscal 1999. Expectations are that 3000 drugstores will be operating by the year 2000 with a goal of 6000 by 2010. Drive-thru prescription service is now offered in nearly 1200 pharmacies and one-hour photo is available at over 90 percent of our stores.

     Effective January 13, 1999, David W. Bernauer will become the company's new president and chief operating officer. L. Daniel Jorndt will remain the chief executive officer and Charles R. Walgreen III continues as Chairman.

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



                                     1

                      The estimated contributions of various product classes to
                 sales for each of the last three fiscal years are as follows:

                                                        Percentage
                    Product Class                1998       1997       1996

                    Prescription Drugs            50%        47%        45%
                    General Merchandise *         23         23         24
                    Nonprescription Drugs *       12         13         13
                    Cosmetics, Toiletries *        8          8          8
                    Liquor, Beverages              5          6          7
                    Tobacco Products *             2          3          3
                    Total Sales                  100%       100%       100%

                    * Estimates based, in part, on store scanning information.

             (ii)  Status of a product or segment.

                   Not applicable.

             (iii  Sources and availability of raw materials.

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

             (v)   Seasonal variations in business.

                   The business is seasonal in nature, with Christmas generating a higher proportion of sales and earnings than other periods. See the note "Summary of Quarterly Results(Unaudited)" on Page 29 of the Annual Report to Shareholders for the year ended August 31, 1998 ("Annual Report"), which is incorporated herein by reference.

             (vi)  Working capital practices.

                   During fiscal 1998 the company obtained funds through the
             placement of commercial paper. The company generally finances its inventory and expansion needs with internally generated funds. However, short-term borrowings are anticipated during fiscal 1999 to support working capital needs. Long-term borrowings may be necessary due to the planned increase in owned locations.

                   Due to the nature of the retail drugstore business, sales are principally for cash. However, approximately 80% of prescription sales are now paid by a third party versus cash at the pharmacy counter. Customer returns are immaterial.


                                     2
             (vii) Dependence upon limited number of customers.

                   Sales are to numerous customers which include various managed care organizations; therefore, the loss of any one customer or a group of customers under common control would not have a material effect on the business. No customer accounts for ten percent or more of the company's consolidated revenue.

             (viii)Backlog Orders.

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

                   Sales by geographic area for fiscal 1998 were as follows:
                                                           Percent
                      State                                of Sales
                      Florida                                20%
                      Illinois                               14
                      Texas                                   8
                      Arizona                                 7
                      California                              7
                      Wisconsin                               5
                      29 other states and Puerto Rico        39
                                                            100%

             (xi)  Research and development activities.

                   The company does not engage in any material research
              activities.

             (xii) Environmental disclosures.

                   Federal, state and local environmental protection
             requirements have no material effect upon capital expenditures, earnings or competitive position of the company.

             (xiii)Number of employees.

                   The company employs approximately 90,000 persons, about
              30,000 of whom are part-time employees working less than 30 hours per week.

     (d) Financial information about foreign and domestic operations and export sales.

                   All the company sales occur within the continental United States and Puerto Rico. There are no export sales.



                                     3
           Cautionary Note Regarding Forward-Looking Statements

     Certain information in this annual report, as well as in other public filings, press releases and oral statements made by our representatives, is forward-looking information based on current expectations and plans that involve risks and uncertainties. Forward-looking information includes statements concerning pharmacy sales trends, prescription margins, number of new store openings, the level of capital expenditures and the company's success in addressing Year 2000 issues; as well as those that include or are preceded by the words "expects,""estimates,""believes" or similar language. For such statements, we claim the protection of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

     The following factors, in addition to those discussed elsewhere in this annual report for the fiscal year ended August 31, 1998, could cause results to differ materially from management expectations as projected in such forward-looking statements: changes in economic conditions generally or in the markets served by the company; consumer preferences and spending patterns; competition from other drugstore chains, supermarkets, other retailers and mail order companies; changes in state or federal legislation or regulations; the efforts of third party payers to reduce prescription drug costs; the success of planned advertising and merchandising strategies; the availability and cost of real estate and construction; accounting policies and practices; the company's ability to hire and retain pharmacists and other store and management personnel; the company's relationships with its suppliers; the ability of the company, its vendors and others to manage Year 2000 issues; the company's ability to successfully implement new computer systems and technology; and adverse determinations with respect to litigation or other claims. The company assumes no obligation to update its forward-looking statements to reflect subsequent events or circumstances.

Item 2.  Properties

     The number and location of the company's drugstores is incorporated by reference to the table under the caption "Walgreens Nationwide" on page 32 of the Annual Report. Most of the company's drugstores are leased. The leases are for various terms and periods. See the caption, "Leases" on page 26 of the Annual Report, which section is incorporated herein by reference. The company owns approximately 12% of the retail stores open at August 31, 1998. The decision has been made to purchase, rather than lease, more store locations in the future than in the past. This may necessitate future long-term borrowings. The company has an aggressive expansion program of adding new stores and remodeling and relocating existing stores. Net selling space of drugstores was increased from 23.9 million square feet at August 31, 1997, to 26.0 million square feet at August 31, 1998. Approximately 60% of company stores have been opened or remodeled during the past five years.

     The company's retail drugstore operations are supported by nine distribution centers with a total of approximately 3,900,000 square feet of space, of which 2,800,000 square feet is owned. The remaining space is leased with an option to buy. All warehouses are served by modern distribution systems for order processing control, operating efficiencies and rapid merchandise delivery to stores. In addition, the company uses public warehouses to handle certain distribution needs. The company completed a major addition to its Windsor, Wisconsin, distribution center in 1998, nearly doubling the facility to 800,000 square feet. Similar work is under way in the Mount Vernon, Illinois, center. During the next decade, facilities in Pennsylvania, Arizona and California will be expanded and new, much larger distribution centers will be built in Florida and Texas. Studies are ongoing to determine where and when distribution space will be added.






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

Item 3.  Legal Proceedings

     On June 21, 1996, the company was served with an action entitled State of California, ex rel. Louis H. Mueller vs. Walgreen Corporation, Case No. 976292, which was filed in Superior Court of the State of California, County of San Francisco. The plaintiff alleges that on occasion Walgreens has in stock an insufficient amount of a drug to completely fill a prescription for a California Medical Assistance Program ("Medi-Cal") patient. In those instances, Medi-Cal is billed for the full prescription, and the customer is requested to return to the store at a later date for the balance of the prescription. The plaintiff further alleges that in cases where the patient does not return for the remainder of the prescription, Medi-Cal is not refunded for the undispensed portion. The case was dismissed upon company's motion for judgment on the pleadings, and the order dismissing the case is presently on appeal.

     On April 17, 1997, the company was served with an action entitled State of Illinois, ex rel. Louis H. Mueller vs. Walgreen Corporation, Case No. 96L02373, which was filed in the Circuit Court of Cook County, Illinois. On November 24, 1998, the company was served with an action entitled United States ex rel. Louis
H. Mueller vs. Walgreen Corporation, Case No. 96-84-Civ-T-23E, which was filed in federal court in Tampa, Florida. The allegations contained in these complaints are the same as those contained in the dismissed California action.

     These complaints seek treble damages, as well as the imposition of civil monetary penalties. While the total dollar amount of damages and penalties sought is material, based upon an internal investigation conducted by the company, management is of the opinion that, although the ultimate disposition of these suits cannot be forecast with certainty, this litigation should not have a material adverse effect on the company's consolidated financial position or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year.



EXECUTIVE OFFICERS OF THE REGISTRANT

The following information is furnished with respect to each executive officer of the company as of August 31, 1998:

NAME AND BUSINESS EXPERIENCE                AGE      OFFICE HELD

L. Daniel Jorndt                             57      President, Chief Executive
Chief Executive Officer since                         Officer and Director
      January 1998
President since February 1990
   Director since January 1990

Vernon A. Brunner                            58      Executive Vice President
Executive Vice President since
       February 1990

Glenn S. Kraiss                              65      Executive Vice President
  Executive Vice President since
       February 1990

David W. Bernauer                            54      Senior Vice President
    Senior Vice President since July 1996
    Chief Information Officer since
       February 1995
    Vice President
       February 1990 to July 1996

Roger L. Polark                              50      Senior Vice President and
    Senior Vice President and                           Chief Financial Officer
        Chief Financial Officer since
        February 1995
    Vice President June 1988 to February 1995

John A. Rubino                               57      Senior Vice President
    Senior Vice President since July 1991

William A. Shiel                             47      Senior Vice President
    Senior Vice President since July 1993

Robert C. Atlas                              63      Vice President
    Vice President since September 1987

W. Lynn Earnest                              55      Vice President
    Vice President since July 1992
    Treasurer July 1992 to February 1996

Robert H. Halaska                            58      Vice President
    Vice President since April 1995
    President, WHP Health Initiatives, Inc.
        since October 1995
    President, Walgreens Healthcare Plus,
        Inc. since September 1991

Jerome B. Karlin                             56      Vice President
    Vice President since September 1987

J. Randolph Lewis                            48      Vice President
   Vice President since March 1996
   Divisional Vice President, Logistics
       and Planning
       September 1992 to February 1996



EXECUTIVE OFFICERS OF THE REGISTRANT - continued:

NAME AND BUSINESS EXPERIENCE                AGE      OFFICE HELD

Julian A. Oettinger                          59      Vice President,
    Vice President, Secretary and                      Secretary and
        General Counsel since January 1989             General Counsel

William M. Rudolphsen                        43      Controller
    Controller since January 1998
    Director of Accounting
        September 1995 to December 1997
    Accounting Manager
        June 1988 to August 1995

Jeffrey A. Rein                              46      Treasurer
    Treasurer since March 1996
    District Manager
        July 1990 to February 1996


    There is no family relationship between any of the aforementioned officers of the company.



                                  PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder
         Matters

     The company's common stock is traded on the New York and Chicago Stock Exchanges under the symbol WAG. As of October 30, 1998 there were 64,476 recordholders of company common stock according to the records maintained by the company's transfer agent.

     The range of the sales prices of the company's common stock by quarters during the two years ended August 31, 1998, are incorporated herein by reference to the note "Common Stock Prices" on page 29 of the Annual Report.

     The range of the company's cash dividends per common share during the two years ended August 31, 1998, are as follows:

               Quarter Ended      1998     1997
               November            $.0625     $.06
               February             .0625      .06
               May                  .0625      .06
               August               .0625      .06
               Fiscal Year         $.25       $.24

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

Item 7a. Qualitative and Quantitative Disclosure about Market Risk

     Management does not believe that there is any material market risk exposure with respect to derivative or other financial instruments that would require disclosure under this item.

Item 8.  Financial Statements and Supplementary Data

     See Item 14.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.



                                 PART III

     The information required for Items 10, 11, 12 and 13, with the exception of the information relating to the executive officers of the Registrant, which is presented in Part I under the heading "Executive Officers of the Registrant", is incorporated herein by reference to the following sections of the Registrant's Proxy Statement:

     Captions in Proxy

     Names and ages of Director nominees,
     their principal occupations and
     other information

     Securities Ownership of Directors and Executive
     Officers

     Executive Compensation

     Certain Relationships




                                  PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  Documents filed as part of this report

     (1)  The following financial statements, supplementary data, and report of independent public accountants appearing in the Annual Report are incorporated herein by reference.
                                                                  Annual Report
                                                                   Page Number
          Consolidated Statements of Earnings and Shareholders'         22
          Equity for the years ended August 31, 1998, 1997 and 1996

          Consolidated Balance Sheets at August 31, 1998 and 1997       23

          Consolidated Statements of Cash Flows                         24
          for the years ended August 31, 1998, 1997 and 1996

          Statement of Major Accounting Policies                   25 - 26

          Notes to Consolidated Financial Statements               26 - 29

          Report of Independent Public Accountants                      30

          Walgreens Nationwide                                          32

     (2) The following financial statement schedule and related report of independent public accountants are included herein.

                                                                      10-K
                                                                   Page Number
          Schedule II    Valuation and Qualifying Accounts              15

          Supplemental Report of Independent Public Accountants         16

          Schedules I, III, IV and V are not submitted because they are not applicable or not required or because the required information is included in the Financial Statements in (1) above or notes thereto.

          Other Financial Statements -

          Separate financial statements of the registrant have been omitted because it is primarily an operating company, and all of its subsidiaries are included in the consolidated financial statements.

     (3) Exhibits 10(a) through 10(p) constitute management contracts or compensatory plans or arrangements required to be filed as exhibits pursuant to Item 14(c) of this Form 10-K.

(b)  Reports on Form 8-K

          No reports were filed on Form 8-K during the quarter that ended August 31, 1998.


(c)  Exhibits

         3. (a) Articles of Incorporation of the company, as amended, filed with the Securities and Exchange Commission as Exhibit 3(a) to the company's Annual Report on Form 10-K for the fiscal year ended August 31, 1997, and incorporated by reference herein.

             (b) By-Laws of the company, as amended and restated effective as of October 14, 1998.

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




 _______________________________________________________________________________
           See Notes on page 14.
                                    11

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

                   (iv) Walgreen Co. 1992 Director's Deferred Retainer Fee/Capital Accumulation Plan. (Note 8)

             (g)    (i)  Walgreen Co. 1986 Executive Deferred
                         Compensation/Capital Accumulation Plan.  (Note 1)

                   (ii)  Walgreen Co. 1988 Executive Deferred
                         Compensation/Capital Accumulation Plan.  (Note 4)

                  (iii) Amendments to Walgreen Co. 1986 and 1988 Executive Deferred Compensation/Capital Accumulation Plans. (Note 6)

                   (iv) Walgreen Co. 1992 Executive Deferred Compensation/ Capital Accumulation Plan Series 1. (Note 8)

                    (v) Walgreen Co. 1992 Executive Deferred Compensation/ Capital Accumulation Plan Series 2. (Note 8)

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



 _______________________________________________________________________________
            See Notes on page 14.
                                    12

             (k)   (i)  Walgreen Co. Profit-Sharing Restoration Plan
                        (restated effective January 1, 1993), filed with the Securities and Exchange Commission as Exhibit 10(k) to the company's Annual Report on Form 10-K for the fiscal year ended August 31, 1993 (File No. 1-604), and incorporated by reference herein.

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

                   (ii)  Walgreen Co. Nonemployee Director Stock Plan
                         Amendment No. 1 (effective September 1, 1997), filed with the Securities and Exchange Commission as Exhibit 10(o)(ii) to the company's Annual Report on Form 10-K for the fiscal year ended August 31, 1997, and incorporated herein.

                   (iii) Walgreen Co. Nonemployee Director Stock Plan Amendment
                         No. 2 (effective September 1, 1998).

             (p) Agreement dated February 3, 1998, by and between Walgreen Co. and Charles R. Walgreen III (for consulting services), filed with the Securities and Exchange Commission as Exhibit 10(a) to the company's Quarterly Report on Form 10-Q for the quarter ended May 31, 1998, and incorporated by reference herein.



        11. The required information for this Exhibit is contained in the Consolidated Statements of Earnings and Shareholders Equity for the years ended August 31, 1998, 1997 and 1996 and also in the Statement of Major Accounting Policies, each appearing in the Annual Report and previously referenced in Part IV, Item 14, Section (a)(1).




_______________________________________________________________________________
          See Notes on page 14.
                                    13

        13. Annual Report to shareholders for the fiscal year ended August 31, 1998. This report, except for those portions thereof which are expressly incorporated by reference in this Form 10-K, is being furnished for the information of the Securities and Exchange Commission and is not deemed to be "filed" as a part of the filing of this Form 10-K.

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








                                    14

                       WALGREEN CO. AND SUBSIDIARIES

              SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

            FOR THE YEARS ENDED AUGUST 31, 1998, 1997 AND 1996

                           (Dollars in Millions)


                                            Additions
                              Balance at    Charged to                Balance at
                               Beginning    Costs and                    End
Classification                 of Period     Expenses    Deductions    of Period

Allowances deducted from receivables
    for doubtful accounts -

    Year ended August 31, 1998     $ 13         $ 17         $ (19)        $ 11
                                   ====         ====         ======        ====

    Year ended August 31, 1997     $ 14         $ 14         $ (15)        $ 13
                                   ====         ====         ======        ====

    Year ended August 31, 1996     $ 25         $  2         $ (13)        $ 14
                                   ====         ====         ======        ====


                                    15



                            ARTHUR ANDERSEN LLP



           SUPPLEMENTAL REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS





To the Board of Directors and Shareholders of Walgreen Co.:


We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in Walgreen Co. and Subsidiaries' annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated September 25, 1998. Our audits were made for the purpose of forming an opinion on those statements taken as a whole.
Schedule II included in this Form 10-K is the responsibility of the company's management, is presented for purposes of complying with the Securities and Exchange Commission's rules, and is not part of the basic financial statements.
Schedule II has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



/s/ Arthur Andersen LLP


Chicago, Illinois
September 25, 1998




                                    16

                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WALGREEN CO.
(Registrant)


By /s/   R. L. Polark                                 Date:  November 25, 1998
         R. L. Polark
         Senior Vice President
         Chief Financial Officer


     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated.

           Name                         Title                        Date


/s/  C. R. Walgreen III      Chairman of the Board           November 25, 1998
     C. R. Walgreen III      and Director

/s/  L. D. Jorndt            President, Chief Executive      November 25, 1998
     L. D. Jorndt            Officer and Director


/s/  William M. Rudolphsen   Controller                      November 25, 1998
     William M. Rudolphsen

/s/  William C. Foote        Director                        November 25, 1998
     William C. Foote

     James J. Howard         Director                        November 25, 1998


/s/  C. D. Hunter            Director                        November 25, 1998
     C. D. Hunter

/s/  Cordell Reed            Director                        November 25, 1998
     Cordell Reed

/s/  John B. Schwemm         Director                        November 25, 1998
     John B. Schwemm

     William H. Springer     Director                        November 25, 1998


/s/  Marilou M. von Ferstel  Director                        November 25, 1998
     Marilou M. von Ferstel



                                    17


                               INDEX TO EXHIBITS


     A.  DOCUMENTS FILED WITH THIS REPORT

     Exhibit 3(b)          By-Laws of the company, as amended and restated.

     Exhibit 10(o)(iii) Walgreen Co. Nonemployee Director Stock Plan Amendment No. 2.

     Exhibit 13 Annual Report to Shareholders for the Fiscal Year Ended August 31, 1998.

     Exhibit 21            Subsidiaries of the Registrant.

     Exhibit 23            Consent of Independent Public Accountants.

     Exhibit 27            Financial Data Schedule.

     B.  DOCUMENTS INCORPORATED BY REFERENCE

     Exhibit 3(a)          Articles of Incorporation of the company, as amended

     Exhibit 4(a)(i) Walgreen Co. Debt Securities Indenture dated as of May 1, 1986, between the company and Harris Trust and Savings Bank, Trustee.

     Exhibit 4(a)(ii) Walgreen Co. Resolutions of Pricing Committee Relating to Debt Securities.

     Exhibit 4(b) Rights Agreement dated as of July 10, 1996, between the company and Harris Bank and Trust Company.

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

                           (l)      Walgreen Co. Retirement Plan for
                                    Outside Directors.

                           (m)      Walgreen Section 162(m) Deferred
                                    Compensation Plan.

                           (n) Consulting Agreement between Walgreen Co. and Charles D. Hunter.

                           (o)  (i) Walgreen Co. Nonemployee Director Stock
                                    Plan.

                               (ii) Walgreen Co. Nonemployee Director Stock
                                    Plan Amendment No. 1.

                           (p) Consulting Agreement between Walgreen Co. and Charles R. Walgreen III.