Form 10-Q
period 1998-11-30
WALGREEN CO
filed 1999-01-12
CIK 104207

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                 FORM 10-Q

(Mark One)
   [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTER ENDED NOVEMBER 30, 1998

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


The number of shares issued and outstanding of the registrant's Common Stock, $.15625 par value, as of December 31, 1998 was 499,172,296.




                               Page 1 of 11
                       WALGREEN CO. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



     The consolidated condensed financial statements included herein have been prepared by the company pursuant to the rules and regulations of the Securities and Exchange Commission. The Consolidated Condensed Balance Sheet as of November 30, 1998 and the Consolidated Condensed Statements of Earnings for the three months ended November 30, 1998 and 1997, have been prepared without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the company's latest annual report on Form 10-K.

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

                            WALGREEN CO. AND SUBSIDIARIES
                        CONSOLIDATED CONDENSED BALANCE SHEETS
                                (Dollars in Millions)
                                               (Unaudited)
                                               November 30,        August 31,
                                                  1998                1998
ASSETS
  Current Assets:
    Cash and cash equivalents                   $     113           $     144
    Accounts receivable                               435                 373
    Inventories                                     2,238               2,027
    Other current assets                               97                  79
      Total Current Assets                          2,883               2,623
  Property and Equipment, at cost, less
    accumulated depreciation and amortization
    of $864 at November 30 and $817 at August 31    2,222               2,144
  Other Non-Current Assets                            135                 135
      TOTAL ASSETS                              $   5,240           $   4,902

LIABILITIES & SHAREHOLDERS' EQUITY
  Current Liabilities:
    Notes payable                               $     100           $       -
    Trade accounts payable                          1,050                 907
    Other current liabilities                         641                 673
      Total Current Liabilities                     1,791               1,580
  Non-Current Liabilities:
    Deferred income taxes                              90                  89
    Other non-current liabilities                     417                 384
      Total Non-Current Liabilities                   507                 473
  Shareholders' Equity:
    Preferred stock $.125 par value; authorized
      16 million shares; none issued                    -                   -
    Common stock $.15625 par value; authorized
      1.6 billion shares; issued and outstanding
      498,959,806 at November 30 and
      498,243,522 at August 31                         78                  78
    Paid-in capital                                   139                 118
    Retained Earnings                               2,725               2,653
      Total Shareholders' Equity                    2,942               2,849
      TOTAL LIABILITIES & SHAREHOLDERS' EQUITY  $   5,240           $   4,902





             The accompanying Notes to Consolidated Condensed Financial
                Statements are an integral part of these Statements.

                            WALGREEN CO. AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                                    (UNAUDITED)
                     (Dollars in Millions Except Per Share Data)

                                                        Three Months Ended
                                                            November 30,
                                                           1998          1997
Net sales                                                $ 4,016       $ 3,485

Costs and Deductions:
  Cost of sales                                            2,942         2,541
  Selling, occupancy and administration                      904           801
                                                           3,846         3,342
Other (Income)Expense:
  Interest income                                             (1)           (1)
  Interest expense                                             -             1
                                                              (1)            -
Earnings before income tax provision and cumulative
  effect of accounting change                                171           143
Income tax provision                                          67            56
Earnings before cumulative effect of accounting change       104            87
Cumulative effect of accounting change for system
  development costs                                            -           (26)
Net earnings                                             $   104       $    61

Per Share-
 Basic:
  Earnings before cumulative effect of accounting change $  0.21       $  0.18
  Cumulative effect of accounting change for system
    development costs                                          -         (0.05)
  Net earnings                                           $  0.21       $  0.13
 Diluted:
  Earnings before cumulative effect of accounting change $  0.21       $  0.18
  Cumulative effect of accounting change for system
    development costs                                          -         (0.05)
  Net earnings                                           $  0.21       $  0.13

 Dividends declared                                      $0.0650       $0.0625

Average shares outstanding                                   499           494
Dilutive effect of stock options                               7             7
Average shares outstanding assuming dilution                 506           501




               The accompanying Notes to Consolidated Condensed Financial
                  Statements are an integral part of these Statements.

                      WALGREEN CO. AND SUBSIDIARIES
              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                               (UNAUDITED)
                          (Dollars in Millions)

                                                         Three Months Ended
                                                            November 30,
                                                        1998           1997

Net cash provided by(used for) operating activities    $   11        $  (15)

Cash Flows from Investing Activities:
  Additions to property and equipment                    (146)         (148)
  Proceeds from the surrender of corporate-
    owned life insurance policies                           -            58
  Other                                                     2             5
Net cash used for investing activities                   (144)          (85)

Cash Flows from Financing Activities:
  Cash dividends paid                                     (31)          (30)
  Net proceeds from notes payable                         100            35
  Proceeds from employee stock plans                       19            37
  Other                                                    14            (1)
Net cash provided by financing activities                 102            41

Changes in Cash and Cash Equivalents:
  Net decrease in cash and cash equivalents               (31)          (59)
  Cash and cash equivalents at beginning of year          144            73
Cash and Cash Equivalents at end of period             $  113        $   14





            The accompanying Notes to Consolidated Condensed Financial
                Statements are an integral part of these Statements.

                       WALGREEN CO. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



     (1) Inventories are valued on a lower of last-in, first-out (LIFO) cost or market basis. At November 30, 1998 and August 31, 1998, inventories would have been greater by $505 million and $491 million respectively, if they had been valued on a lower of first-in, first-out (FIFO) cost or market basis. LIFO inventory costs can only be determined annually when inflation rates and inventory levels are finalized; therefore, LIFO inventory costs for interim financial statements are estimated. Cost of sales is primarily derived from an estimate based upon point-of-sale scanning and adjusted based on periodic inventories.

      (2) Financial Accounting Standards Board (FASB) Statement No. 128 "Earnings Per Share" was adopted by the company in the quarter ended February 28, 1998. "Basic earnings per share" and "diluted earnings per share," as defined by the bulletin, replaced "primary earnings per share" and "fully diluted earnings per share." Earnings per share have been restated for prior periods.

     (3) In accordance with the EITF (Emerging Issues Task Force) consensus reached on November 20, 1997, the company was required to change its accounting for business process reengineering costs. EITF 97-13 "Accounting for Costs Incurred in Connection with a Consulting Contract or an Internal Project that Combines Business Process Reengineering and Information Technology Transformation," requires that the cost of business process reengineering activities that are part of a project to acquire, develop or implement internal use software, whether done internally or by third parties, be expensed as incurred. Previously, the company capitalized these costs as systems development costs. The change, effective as of September 1, 1997, resulted in a cumulative pre-tax charge of $43 million, or $.05 per share, recorded in the quarter ended November 30, 1997.



                                     6
                   MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS

Earnings for the first quarter of fiscal 1999 were $104 million or $.21 per share. This was a 19.5% increase over last year's earnings before accounting change. The accounting change last year involved expensing the cumulative cost of business process reengineering activities that had been capitalized as part of system development projects. Including that $26 million after-tax charge ($.05 per share), net earnings increased 70.5%.

Sales for the quarter ended November 30, 1998, increased by 15.2% to $4.0 billion. Drugstore sales increases resulted from sales gains in existing stores and added sales from new stores, each of which include an indeterminate amount of market-driven price changes. Comparable drugstore (those open at least one year) sales were up 10.4% for the quarter. New store openings accounted for 8.9% of the quarterly sales increase. The company operated 2,612 drugstores as of November 30, 1998, compared to 2,390 a year earlier.

Prescription sales increased 22.8% for the first quarter and were 52.6% of total sales compared to 49.4% a year ago. Prescription sales in comparable stores increased 18.9%. Pharmacy sales trends are expected to continue primarily because of expansion into new markets, increased penetration in existing markets and demographic changes such as the aging population.

Gross margins as a percent of sales decreased to 26.7% of sales from 27.1% last year. The two major factors contributing to the decrease were the decline in pharmacy gross profit margins and the interim LIFO provision.

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

The company uses the LIFO method of inventory valuation, which can only be determined annually when inflation rates and inventory levels are finalized; therefore, LIFO inventory costs for interim financial statements are estimated. Cost of sales for the November quarter includes a LIFO provision of $14 million ($.02 per share) versus $6 million ($.01 per share) for the same period a year ago.

Selling, occupancy and administration expenses were 22.5% of sales in the quarter compared to 23.0% a year ago. The decrease, as a percent to sales, was caused by lower payroll, advertising, and headquarters expenses.

The effective tax rates were 38.75% in both periods.









                                     7

FINANCIAL CONDITION

Cash and cash equivalents were $113 million at November 30, 1998, compared to $14 million at November 30, 1997. Short-term investment objectives are to maximize yields, while minimizing risk and maintaining liquidity. To attain these objectives, investment limits are placed on the amount, type and issuer of securities.

Net cash provided by operating activities for the first quarter was $11 million compared to $15 million used for operating activities a year ago. The change between periods was principally due to better inventory control. The company's profitability is the principal source for providing funds for expansion and remodeling programs, dividends to shareholders and funding for various technological improvements.

Net cash used for investing activities was $144 million versus $85 million last year. Additions to property and equipment were $146 million compared to $148 million last year. There were 80 new or relocated drugstores opened during the first quarter of this year. This compares to 58 in the same period last year. There were 51 owned locations opened during the quarter or under construction at November 30, 1998 versus 46 for the same period last year. During the first quarter of last fiscal year, the company surrendered corporate-owned life insurance policies resulting in net proceeds of $58 million.

Capital expenditures for fiscal 1999 are estimated to be more than $750 million. The company expects to open at least 365 new stores in fiscal 1999. The company is continuing to relocate stores to more convenient and profitable freestanding locations. Expectations are that 3,000 drugstores will be operating in the year 2000, with a goal of 6,000 by 2010. This may necessitate future long-term borrowings.

Net cash provided by financing activities was $102 million compared to $41 million a year ago. During both quarters, the company obtained funds through the placement of short-term notes payable. At November 30, 1998, the company had $140 million in unused bank lines of credit and $100 million of unissued authorized debt securities, previously filed with the Securities and Exchange Commission.

The company has been addressing computer software and hardware modifications or replacements to enable transactions to process properly in the year 2000. Included in the hardware review is an examination of critical non-IT systems, including embedded technology at company facilities. Left uncorrected, the "year 2000 problem" could result in business interruptions. However, based on currently available information, all necessary changes are expected to occur in a timely manner. As part of the project, a detailed work plan was developed to identify key processes such as point-of-sale, pharmacy and inventory control.
At November 30, 1998, it is estimated that 80% of the work plan activities have been completed and approximately 50% of the costs have been incurred. The total cost of these changes is expected to be approximately $10 million which is based on management's best estimates and subject to change as additional information becomes available.

Although the company is working with suppliers and customers regarding this issue, no assurance can be given with respect to potential adverse effects on the company of any failure by other parties to achieve year 2000 compliance. The company is developing contingency plans which identify "risk points" within key business processes and is developing alternative solutions if a failure occurs at a risk point. Any unexpected problems which occur concerning this issue will be attacked vigorously and, if necessary, workarounds will be pursued.


                                     8

In March 1998, Statement of Position 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" was issued. This pronouncement, which is effective by the company's fiscal year 2000, provides guidance on the capitalization of costs related to internal use software. The pronouncement is not expected to materially impact the company's consolidated financial position or results of operations.

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

The following factors, in addition to those discussed elsewhere in this Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended August 31, 1998, could cause results to differ materially from management expectations as projected in such forward-looking statements: changes in economic conditions generally or in the markets served by the company; consumer preferences and spending patterns; competition from other drugstore chains, supermarkets, other retailers and mail order companies; changes in state or federal legislation or regulations; the efforts of third party payers to reduce prescription drug costs; the success of planned advertising and merchandising strategies; the availability and cost of real estate and construction; accounting policies and practices; the company's ability to hire and retain pharmacists and other store and management personnel; the company's relationships with its suppliers; the ability of the company, its vendors and others to manage Year 2000 issues; the company's ability to successfully implement new computer systems and technology; and adverse determinations with respect to litigation or other claims. The company assumes no obligation to update its forward-looking statements to reflect subsequent events or circumstances.


                                     9

                        PART II.  OTHER INFORMATION



Item. 6  Exhibits and Reports on Form 8-K

         (a) Exhibits filed with this report:

             27. Financial Data Schedule

         (b) Reports on Form 8-K:

             No reports on Form 8-K were filed by the Registrant during the quarter ending November 30, 1998.




                                    10
                                SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                              WALGREEN CO.
                                              (Registrant)


Dated January 12, 1999                         /s/R.L. Polark
                                               R.L. Polark
                                               Senior Vice President
                                               (Chief Financial Officer)



Dated January 12, 1999                         /s/W.M. Rudolphsen
                                               W.M. Rudolphsen
                                               Controller
                                               (Chief Accounting Officer)






                                    11
                             INDEX TO EXHIBITS

DOCUMENT FILED WITH THIS REPORT


Exhibit 27     Financial Data Schedule