Form 10-Q
period 1999-02-28
WALGREEN CO
filed 1999-04-12
CIK 104207

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                 FORM 10-Q

(Mark One)
   [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTER ENDED FEBRUARY 28, 1999

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


The number of shares issued and outstanding of the registrant's Common Stock, $.078125 par value, as of March 31, 1999 was 1,001,583,172.



                               Page 1 of 11
                       WALGREEN CO. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



     The consolidated condensed financial statements included herein have been prepared by the company pursuant to the rules and regulations of the Securities and Exchange Commission. The Consolidated Condensed Balance Sheet as of February 28, 1999, the Consolidated Condensed Statements of Earnings for the three and six months ended February 28, 1999 and 1998, and the Consolidated Condensed Statements of Cash Flows for the six months ended February 28, 1999 and 1998, have been prepared without audit.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the company's latest annual report on Form 10-K.

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



                      WALGREEN CO. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED BALANCE SHEETS
                         (Dollars in Millions)

                                            (Unaudited)
                                            February 28,   August 31,
                                                1999         1998
ASSETS
  Current Assets:
    Cash and cash equivalents               $   263.6    $   144.4
    Accounts receivable                         480.2        373.2
    Inventories                               2,139.8      2,026.9
    Other current assets                         82.3         78.6
      Total Current Assets                    2,965.9      2,623.1
  Property and Equipment, at cost, less
    accumulated depreciation and amortization of
    $906.8 at February 28 and $816.8 at       2,308.6      2,143.4
    August 31
  Other Non-Current Assets                      138.1        135.1
      TOTAL ASSETS                          $ 5,412.6    $ 4,901.6

LIABILITIES & SHAREHOLDERS' EQUITY
  Current Liabilities:
    Trade accounts payable                  $ 1,045.4    $   906.9
    Other current liabilities                   709.2        673.2
      Total Current Liabilities               1,754.6      1,580.1
  Non-Current Liabilities:
    Deferred income taxes                        91.5         89.1
    Other non-current liabilities               423.2        383.5
      Total Non-Current Liabilities             514.7        472.6
  Shareholders' Equity:
    Preferred stock $.0625 par value; authorized
      32 million shares; none issued                -            -
    Common stock $.078125 par value; authorized
      3.2 billion shares; issued and outstanding
      1,000,289,186 at February 28 and
      996,487,044 at August 31                   78.1         77.8
    Paid-in capital                             172.9        118.1
    Retained Earnings                         2,892.3      2,653.0
      Total Shareholders' Equity              3,143.3      2,848.9
      TOTAL LIABILITIES & SHAREHOLDERS'
      EQUITY                                $ 5,412.6    $ 4,901.6






            The accompanying Notes to Consolidated Condensed Financial
                Statements are an integral part of these Statements.


                     WALGREEN CO. AND SUBSIDIARIES
            CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                             (UNAUDITED)
                 (In Millions Except Per Share Data)


                                 Three Months Ended      Six Months Ended
                                    February 28,            February 28,
                                   1999       1998       1999       1998
Net sales                        S4,691.0   $4,093.4    $8,707.4   $7,578.6

Costs and Deductions:
  Cost of sales                   3,392.4    2,960.7     6,334.1    5,501.7
  Selling, occupancy and
    administration                  968.6      854.2     1,874.6    1,655.1
                                  4,361.0    3,814.9     8,208.7    7,156.8
Other (Income)Expense:
  Interest income                    (1.1)      (0.9)       (2.3)      (1.5)
  Interest expense                    0.1        0.4         0.2        1.1
                                     (1.0)      (0.5)       (2.1)      (0.4)
Earnings before income tax provision
  and cumulative effect of
  accounting change                 331.0      279.0       500.8      422.2
Income tax provision                130.8      108.1       196.6      163.6
Earnings before cumulative effect
  of accounting change              200.2      170.9       304.2      258.6
Cumulative effect of accounting change
  for system development costs          -          -           -      (26.4)

Net earnings                     $  200.2   $  170.9    $  304.2   $  232.2
Per Share-
 Basic:
  Earnings before cumulative effect
    of accounting change         $   0.20   $   0.17    $   0.30   $   0.26
  Cumulative effect of
    accounting change
    for system development costs        -          -           -      (0.03)
  Net earnings                   $   0.20   $   0.17    $   0.30   $   0.23
 Diluted:
  Earnings before cumulative effect
    of accounting change         $   0.20   $   0.17    $   0.30   $   0.26
  Cumulative effect of
    accounting change
    for system development costs        -          -           -      (0.03)
  Net earnings                   $   0.20   $   0.17    $   0.30   $   0.23

 Dividends declared              $ 0.0325   $0.03125    $ 0.0650   $0.06250

Average shares outstanding          999.0      991.2       998.1      989.9
Dilutive effect of stock options     14.6       13.7        14.3       13.4
Average shares outstanding
assuming dilution                 1,013.6    1,004.9     1,012.4    1,003.3


               The accompanying Notes to Consolidated Condensed Financial
                   Statements are an integral part of these Statements.



                     WALGREEN CO. AND SUBSIDIARIES
               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                               (UNAUDITED)
                          (Dollars in Millions)

                                                  Six Months Ended
                                                    February 28,
                                                   1999     1998
Net cash provided by operating activities         $375.5    $212.2

Cash Flows from Investing Activities:
  Additions to property and equipment             (289.3)   (329.2)
  Proceeds from the surrender of corporate-
    owned life insurance policies                      -      58.0
  Other                                             26.6       8.9
Net cash used for investing activities            (262.7)   (262.3)

Cash Flows from Financing Activities:
  Cash dividends paid                              (63.7)    (60.3)
  Proceeds from employee stock plans                58.1      62.3
  Other                                             12.0      10.6
Net cash provided by financing activities            6.4      12.6

Changes in Cash and Cash Equivalents:
  Net increase(decrease) in cash and cash
    equivalents                                    119.2     (37.5)
  Cash and cash equivalents at beginning of year   144.4      72.9
Cash and Cash Equivalents at end of period        $263.6    $ 35.4



           The accompanying Notes to Consolidated Condensed Financial
               Statements are an integral part of these Statements.




                       WALGREEN CO. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



     (1) Inventories are valued on a lower of last-in, first-out (LIFO) cost or market basis. At February 28, 1999 and August 31, 1998, inventories would have been greater by $520.9 million and $490.8 million respectively, if they had been valued on a lower of first-in, first-out
(FIFO) cost or market basis. LIFO inventory costs can only be determined annually when inflation rates and inventory levels are finalized; therefore, LIFO inventory costs for interim financial statements are estimated. Cost of sales is primarily derived from an estimate based upon point-of-sale scanning and adjusted based on periodic inventories.

     (2) All share data have been adjusted to reflect a two-for-one stock split distributed to shareholders February 12, 1999. In addition the Board of Directors approved increases in the authorized common stock, from 1.6 billion shares to 3.2 billion shares, and in the authorized preferred stock, from 16 million shares to 32 million shares.

     (3) In accordance with the EITF (Emerging Issues Task Force) consensus reached on November 20, 1997, the company was required to change its accounting for business process reengineering costs. EITF 97-13 "Accounting for Costs Incurred in Connection with a Consulting Contract or an Internal Project that Combines Business Process Reengineering and Information Technology Transformation," requires that the cost of business process reengineering activities that are part of a project to acquire, develop or implement internal use software, whether done internally or by third parties, be expensed as incurred. Previously, the company capitalized these costs as systems development costs. The change, effective as of September 1, 1997, resulted in a cumulative pre-tax charge of $43 million, or $.03 per share, recorded in the quarter ended November 30, 1997.



                                     6
                   MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

Net earnings for the second quarter, ended February 28, 1999, were $200.2 million or $.20 per share. This was a 17.1% increase over last year. Net earnings for the six months were $304.2 million or $.30 per share. This was a 17.6% increase over last year's earnings before an accounting change. The accounting change involved expensing the cumulative cost of business process reengineering activities that had been capitalized as part of system development projects. Including that $26 million after-tax charge ($.03 per share), net earnings increased 31.0%.

Sales increased by 14.6% in the second quarter, to $4.7 billion, and rose by 14.9% to $8.7 billion for the first six months. Drugstore sales increases resulted from sales gains in existing stores and added sales from new stores, each of which include an indeterminate amount of market-driven price changes. Comparable drugstore (those open at least one year) sales were up 9.4% and 9.8% for the quarter and first six months. New store openings accounted for 9.7% and 9.3% of the quarterly and six-month sales increases. The company operated 2,667 drugstores as of February 28, 1999, compared to 2,432 a year earlier.

Prescription sales increased 22.1% for the second quarter and 22.4% for the first six months. Prescription sales in comparable stores increased 18.4% for the quarter and 18.7% for the six-month period. Pharmacy sales trends are expected to continue primarily because of expansion into new markets, increased penetration in existing markets and demographic changes such as the aging population.

Gross margins were 27.7% of sales in the quarter and 27.3% for the six-month period compared to 27.7% and 27.4% for the comparable periods last year. A decline in pharmacy gross profit margins and a higher interim LIFO provision were offset by improved gross margins in the rest of the store.

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

The company uses the LIFO method of inventory valuation, which can only be determined annually when inflation rates and inventory levels are finalized; therefore, LIFO inventory costs for interim financial statements are estimated. Cost of sales includes a LIFO provision of $16.2 million and $30.1 million for the quarter and six-month period ended February 28, 1999 versus $9.9 million and $16.0 million for the same period a year ago.

Selling, occupancy and administration expenses decreased to 20.7% from 20.9% of sales in the quarter and to 21.5% from 21.8% of sales for the six months. Lower store salaries and other direct store expenses, as a percent to sales, were the principal reasons for the decline in the quarter and six months. Lower advertising expenses, as a percent to sales, also contributed to the six-month decline. The growth in mail order pharmacy, which has a lower expense ratio, also contributed to the decreases.




The effective tax rate increased to 39.25% for the six-month period this fiscal year compared to 38.75% in fiscal 1998. This increase was principally the result of lower tax-advantaged investments.

FINANCIAL CONDITION

Cash and cash equivalents were $263.6 million at February 28, 1999, compared to $35.4 million at February 28, 1998. Short-term investment objectives are to maximize yields, while minimizing risk and maintaining liquidity. To attain these objectives, investment limits are placed on the amount, type and issuer of securities.

Net cash provided by operating activities for the first half of fiscal 1999 was $375.5 million compared to $212.2 million a year ago. The change between periods was principally due to better inventory controls. The company's profitability is the principal source for providing funds for expansion and remodeling programs, dividends to shareholders and funding for various technological improvements.

Net cash used for investing activities was $262.7 million versus $262.3 million last year. Additions to property and equipment were $289.3 million compared to $329.2 million last year. There were 160 new or relocated drugstores opened during the first half of this year compared to 122 for the same period last year. There were 72 owned locations opened during the first half of the year or under construction at February 28, 1999 versus 76 for the same period last year. During the six-month period last year, the company surrendered corporate-owned life insurance policies resulting in net proceeds of $58 million.

Capital expenditures for fiscal 1999 are estimated to be more than $750 million. The company expects to open at least 365 new stores in fiscal 1999. Fiscal 1999 openings include stores in Palm Springs and other Southern California markets with additions in Atlanta, Baltimore and Salt Lake City scheduled to occur in 2000. Estimates are that 3,000 drugstores will be operating in the year 2000, with a goal of 6,000 by 2010. This may necessitate future long-term borrowings. Two-thirds of the chain already consists of convenient freestanding units, of which more than 1,300 offer drive-thru prescription service. One-hour photofinishing is available in more than 2,400 locations.

Net cash provided by financing activities was $6.4 million compared to $12.6 million a year ago. At February 28, 1999, the company had $179 million in unused bank lines of credit and $100 million of unissued authorized debt securities, previously filed with the Securities and Exchange Commission.

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

As part of the project, a detailed work plan was developed to identify key processes such as point-of-sale, pharmacy and inventory control. Each process was broken down into tasks which included analysis at the program level to identify date issues, modifications to programs where the date processing did not properly handle the year 2000 and testing to insure the process functions correctly in the year 2000. For many key processes such as pharmacy, inventory control, and financial systems, year 2000 simulations were executed by running year 2000 ready processes on non-production hardware while modifying the system date to simulate the year 2000. At February 28, 1999, it is estimated that 90%


of the work plan activities have been completed and approximately 70% of the costs have been incurred. The total cost of these changes is expected to be approximately $9 million which is based on management's best estimates and subject to change as additional information becomes available.

Although the company is working with suppliers and customers regarding this issue, no assurance can be given with respect to potential adverse effects on the company of any failure by other parties to achieve year 2000 compliance. The company is developing contingency plans that identify "risk points" within key business processes such as pharmacy and cash flow. For each "risk point" identified, the probability of failure is estimated and a contingency alternative solution identified. Although effort is being made to develop the best contingency alternative solutions, in some cases the alternative solution is not as optimal as the process it would replace. The goals of the contingency plans are to identify and document alternative solutions that could be implemented in the event of failure and would allow the company to continue to provide service to its customers and business partners. Plans will remain flexible and subject to change.

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






                        PART II.  OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Securities Holders

        (a) The company held its Annual Meeting of Shareholders on January 13, 1999.

        (c) The shareholders voted for election of the following directors to serve until the next annual meeting or until their successors are elected and qualified (votes in after-split number of shares):
                                                          Votes
                                            Votes for    Withheld
               Charles R. Walgreen III     838,224,546   2,458,306
               David W. Bernauer           844,931,276   2,458,306
               William C. Foote            844,778,220   2,458,306
               James J. Howard             844,805,346   2,458,306
               Charles D. Hunter           837,627,258   2,458,306
               L. Daniel Jorndt            844,889,836   2,458,306
               Alan G. McNally             844,791,796   2,458,306
               Cordell Reed                844,812,088   2,458,306
               John B. Schwemm             844,875,908   2,458,306
               William H. Springer         844,762,150   2,458,306
               Marilou M. von Ferstel      844,878,998   2,458,306


Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits filed with this report:

            3.(a) Articles of Incorporation of the company, as amended.

             (b) By-Laws of the company, as amended and restated effective as of January 13, 1999.

             27.   Financial Data Schedule

         (b) Reports on Form 8-K:

             No reports were filed on Form 8-K during the quarter which ended February 28, 1999.



                                    10
                                SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                               WALGREEN CO.
                                               (Registrant)


Dated April 9, 1999                            /s/R.L. Polark
                                               R.L. Polark
                                               Senior Vice President
                                               (Chief Financial Officer)



Dated April 9, 1999                            /s/W.M. Rudolphsen
                                               W.M. Rudolphsen
                                               Controller
                                               (Chief Accounting Officer)




                                    11
                             INDEX TO EXHIBITS

DOCUMENT FILED WITH THIS REPORT

Exhibit 3.(a) Articles of Incorporation of the company, as amended.

Exhibit 3.(b) By-Laws of the company, as amended and restated effective as of January 13, 1999.

Exhibit 27     Financial Data Schedule