Form 10-Q
period 1999-05-31
WALGREEN CO
filed 1999-07-14
CIK 104207

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                 FORM 10-Q

(Mark One)
   [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED MAY 31, 1999

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


The number of shares issued and outstanding of the registrant's Common Stock, $.078125 par value, as of June 30, 1999 was 1,003,484,404.




                               Page 1 of 11
                       WALGREEN CO. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



     The consolidated condensed financial statements included herein have been prepared by the company pursuant to the rules and regulations of the Securities and Exchange Commission. The Consolidated Condensed Balance Sheet as of May 31, 1999, the Consolidated Condensed Statements of Earnings for the three and nine months ended May 31, 1999 and 1998, and the Consolidated Condensed Statements of Cash Flows for the nine months ended May 31, 1999 and 1998, have been prepared without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the company's latest annual report on Form 10-K.

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



                                     2
                    WALGREEN CO. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED BALANCE SHEETS
                        (Dollars in Millions)

                                           (Unaudited)
                                             May 31,     August 31,
                                              1999          1998
ASSETS
  Current Assets:
    Cash and cash equivalents               $   255.3    $   144.4
    Accounts receivable                         514.8        373.2
    Inventories                               2,163.0      2,026.9
    Other current assets                         78.8         78.6
      Total Current Assets                    3,011.9      2,623.1
  Property and Equipment, at cost, less
    accumulated depreciation and amortization of
    $899.0 at May 31 and $816.8 at August 31  2,443.2      2,143.4
  Other Non-Current Assets                      137.3        135.1
      TOTAL ASSETS                          $ 5,592.4    $ 4,901.6

LIABILITIES & SHAREHOLDERS' EQUITY
  Current Liabilities:
    Trade accounts payable                  $   994.3    $   906.9
    Other current liabilities                   776.4        673.2
      Total Current Liabilities               1,770.7      1,580.1
  Non-Current Liabilities:
    Deferred income taxes                        78.3         89.1
    Other non-current liabilities               405.1        383.5
      Total Non-Current Liabilities             483.4        472.6
  Shareholders' Equity:
    Preferred stock $.0625 par value; authorized
      32 million shares; none issued                -            -
    Common stock $.078125 par value; authorized
      3.2 billion shares; issued and outstanding
      1,003,049,911 at May 31 and
      996,487,044 at August 31                   78.4         77.8
    Paid-in capital                             240.9        118.1
    Retained Earnings                         3,019.0      2,653.0
      Total Shareholders' Equity              3,338.3      2,848.9
   TOTAL LIABILITIES & SHAREHOLDERS' EQUITY $ 5,592.4    $ 4,901.6



           The accompanying Notes to Consolidated Condensed Financial
              Statements are an integral part of these Statements.


                    WALGREEN CO. AND SUBSIDIARIES
             CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                             (UNAUDITED)
                (In Millions Except Per Share Data)

                                   Three Months Ended   Nine Months Ended
                                       May 31,                May 31,
                                   1999       1998        1999       1998
Net sales                      $  4,571.4 $  3,887.5  $ 13,278.8 $ 11,466.1

Costs and Deductions:
  Cost of sales                   3,330.7    2,840.8     9,664.8    8,342.5
  Selling, occupancy and
    Administration                  984.4      842.7     2,859.0    2,497.8
                                  4,315.1    3,683.5    12,523.8   10,840.3
Other (Income)Expense:
  Interest income                   (5.9)      (1.6)       (8.2)      (3.1)
  Interest expense                     -          -         0.2        1.1

                                    (5.9)      (1.6)       (8.0)      (2.0)
Earnings before income tax
  provision and cumulative effect of
  accounting change                262.2      205.6       763.0      627.8
Income tax provision               102.9       79.7       299.5      243.3
Earnings before cumulative effect
  of accounting change             159.3      125.9       463.5      384.5
Cumulative effect of accounting change
  for system development costs         -          -           -      (26.4)
Net earnings                  $    159.3 $    125.9  $    463.5 $    358.1
Per Share-
 Basic:
  Earnings before cumulative effect
    of accounting change      $     0.16 $     0.13  $     0.46 $     0.39
  Cumulative effect of accounting change
    for system development costs       -          -           -      (0.03)
  Net earnings                $     0.16 $     0.13  $     0.46 $     0.36
 Diluted:
  Earnings before cumulative effect
    of accounting change      $     0.16 $     0.13  $     0.46 $     0.39
  Cumulative effect of accounting change
    for system development costs       -          -           -      (0.03)
  Net earnings                $     0.16 $     0.13  $     0.46 $     0.36

 Dividends declared           $   0.0325 $  0.03125  $   0.0975 $  0.09375

Average shares outstanding        1,001.7      993.5       999.3      991.1
Dilutive effect of stock options     13.9       13.6        14.1       13.4
Average shares outstanding assuming
  Dilution                        1,015.6    1,007.1     1,013.4    1,004.5

          The accompanying Notes to Consolidated Condensed Financial
              Statements are an integral part of these Statements.


                  WALGREEN CO. AND SUBSIDIARIES
            CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                           (UNAUDITED)
                      (Dollars in Millions)

                                                 Nine Months Ended
                                                      May 31,
                                                   1999     1998

Net cash provided by operating activities         $520.4    $425.3

Cash Flows from Investing Activities:
  Additions to property and equipment             (485.1)   (461.7)
  Proceeds from the surrender of corporate-
    owned life insurance policies                      -      58.0
  Other                                             46.2      12.5
Net cash used for investing activities            (438.9)   (391.2)

Cash Flows from Financing Activities:
  Cash dividends paid                              (96.1)    (91.5)
  Proceeds from employee stock plans               111.3      80.7
  Other                                             14.2      14.3
Net cash provided by financing activities           29.4       3.5

Changes in Cash and Cash Equivalents:
  Net increase(decrease) in cash and cash
    equivalents                                    110.9      37.6
  Cash and cash equivalents at beginning of year   144.4      72.9
Cash and Cash Equivalents at end of period        $255.3    $110.5


          The accompanying Notes to Consolidated Condensed Financial
              Statements are an integral part of these Statements.


                       WALGREEN CO. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



     (1) Inventories are valued on a lower of last-in, first-out (LIFO) cost or market basis. At May 31, 1999 and August 31, 1998, inventories would have been greater by $536.7 million and $490.8 million respectively, if they had been valued on a lower of first-in, first-out (FIFO) cost or market basis. LIFO inventory costs can only be determined annually when inflation rates and inventory levels are finalized; therefore, LIFO inventory costs for interim financial statements are estimated. Cost of sales is primarily derived from an estimate based upon point-of-sale scanning and adjusted based on periodic inventories.

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



                                     6
                   MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

Net earnings for the third quarter, ended May 31, 1999, were $159.3 million or $.16 per share. This was a 26.5% increase over last year. Net earnings for the nine months were $463.5 million or $.46 per share. This was a 20.5% increase over last year's earnings before an accounting change. The accounting change involved expensing the cumulative cost of business process reengineering activities that had been capitalized as part of system development projects. Including that $26 million after-tax charge ($.03 per share), net earnings increased 29.4%.

Sales increased by 17.6% in the third quarter, to $4.6 billion, and rose by 15.8% to $13.3 billion for the first nine months. Drugstore sales increases resulted from sales gains in existing stores and added sales from new stores, each of which include an indeterminate amount of market-driven price changes. Comparable drugstore (those open at least one year) sales were up 12.3% and 10.7% for the quarter and first nine months. New store openings accounted for 10.7% and 9.8% of the quarterly and nine-month sales increases. The company operated 2,738 drugstores as of May 31, 1999, compared to 2,470 a year earlier.

Prescription sales increased 24.0% for the third quarter and 23.0% for the first nine months. Prescription sales in comparable stores increased 20.2% for the quarter and 19.2% for the nine-month period. Pharmacy sales trends are expected to continue primarily because of expansion into new markets, increased penetration in existing markets and demographic changes such as the aging population.

Gross margins were 27.1% of sales in the quarter and 27.2% for the nine-month period compared to 26.9% and 27.2% for the comparable periods last year. Third party retail sales, which have lower gross margin rates compared to the rest of the store, continue to become a larger portion of pharmacy sales. The margins are under continued pressure from the reimbursement rates demanded by managed care organizations. The company is responding to these gross margin pressures by evaluating contracts with the organizations on a case by case basis to insure a reasonable return to shareholders. This may result in sacrificing sales volume to insure that minimum gross margin standards are met.

The company uses the LIFO method of inventory valuation, which can only be determined annually when inflation rates and inventory levels are finalized; therefore, LIFO inventory costs for interim financial statements are estimated. Cost of sales includes a LIFO provision of $15.8 million and $45.9 million for the quarter and nine-month period ended May 31, 1999 versus $16.4 million and $32.4 million for the same period a year ago.

Selling, occupancy and administration expenses decreased to 21.5% from 21.7% of sales in the quarter and to 21.5% from 21.8% of sales for the nine months. Lower store salaries and other direct store expenses, as a percent to sales, were the major reasons for the decline in the quarter and nine months. Lower insurance expenses, as a percent to sales, also contributed to the quarterly decline.

The effective tax rate increased to 39.25% this fiscal year compared to 38.75% in fiscal 1998. The increase was principally the result of lower tax-advantaged investments.


FINANCIAL CONDITION

Cash and cash equivalents were $255.3 million at May 31, 1999, compared to $110.5 million at May 31, 1998. Short-term investment objectives are to maximize yields, while minimizing risk and maintaining liquidity. To attain these objectives, investment limits are placed on the amount, type and issuer of securities.

Net cash provided by operating activities for the first nine months of fiscal 1999 was $520.4 million compared to $425.3 million a year ago. The company's profitability is the principal source for providing funds for expansion and remodeling programs, dividends to shareholders and funding for various technological improvements.

Net cash used for investing activities was $438.9 million versus $391.2 million last year. Additions to property and equipment were $485.1 million compared to $461.7 million last year. There were 264 new or relocated drugstores opened during the first nine months of this year compared to 181 for the same period last year. There were 106 owned locations opened during the first nine months of the year or under construction at May 31, 1999 versus 100 for the same period last year. During the nine-month period last year, the company surrendered corporate-owned life insurance policies resulting in net proceeds of $58 million.

Capital expenditures for fiscal 1999 are estimated to be more than $750 million. The company expects to open at least 365 new stores in fiscal 1999 and 450 in fiscal 2000. Fiscal 1999 openings include stores in Palm Springs and other Southern California markets with additions in Atlanta, Baltimore and Salt Lake City scheduled to occur in 2000. Estimates are that 3,000 drugstores will be operating in the year 2000, with a goal of 6,000 by 2010. This may necessitate future long-term borrowings. Two-thirds of the chain already consists of convenient freestanding units, of which more than 1,400 offer drive-thru prescription service. One-hour photofinishing is available in more than 2,400 locations.

Net cash provided by financing activities was $29.4 million compared to $3.5 million a year ago. At May 31, 1999, the company had $147 million in unused bank lines of credit and $100 million of unissued authorized debt securities, previously filed with the Securities and Exchange Commission.

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

As part of the project, a detailed work plan was developed to identify key processes such as point-of-sale, pharmacy and inventory control. Each process was broken down into tasks which included analysis at the program level to identify date issues, modifications to programs where the date processing did not properly handle the year 2000 and testing to insure the process functions correctly in the year 2000. For many key processes such as pharmacy, inventory control, and financial systems, year 2000 simulations were executed by running year 2000 ready processes on non-production hardware while modifying the system date to simulate the year 2000. At May 31, 1999, it is estimated that 95%


of the work plan activities have been completed and approximately 85% of the costs have been incurred. The total cost of these changes is expected to be approximately $9 million which is based on management's best estimates and subject to change as additional information becomes available.

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

The following factors, in addition to those discussed elsewhere in this Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended August 31, 1998, could cause results to differ materially from management expectations as projected in such forward-looking statements: changes in economic conditions generally or in the markets served by the company; consumer preferences and spending patterns; competition from other drugstore chains, supermarkets, on-line retailers, other retailers and mail order companies; changes in state or federal legislation or regulations; the efforts of third party payers to reduce prescription drug costs; the success of planned advertising and merchandising strategies; the availability and cost of real estate and construction; accounting policies and practices; the company's ability to hire and retain pharmacists and other store and management personnel; the company's relationships with its suppliers; the ability of the company, its vendors and others to manage Year 2000 issues;
the company's ability to successfully implement new computer systems and technology; and adverse determinations with respect to litigation or other claims. The company assumes no obligation to update its forward-looking statements to reflect subsequent events or circumstances.

                        PART II.  OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibit filed with this report:

             27.   Financial Data Schedule

         (b) Reports on Form 8-K:

             No reports were filed on Form 8-K during the quarter which ended May 31, 1999.



                                    10
                                SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






WALGREEN CO.
                                               (Registrant)


Dated July 13, 1999                            /s/R.L. Polark
                                               R.L. Polark
                                               Senior Vice President
                                               (Chief Financial Officer)



Dated July 13, 1999                            /s/W.M. Rudolphsen
                                               W.M. Rudolphsen
                                               Controller
                                               (Chief Accounting Officer)



