Form 10-K
period 1999-08-31
WALGREEN CO
filed 1999-11-29
CIK 104207

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                 FORM 10-K


[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                ACT OF 1934

                For the fiscal year ended August 31, 1999.

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

Securities registered pursuant to Section 12(b) of the Act:
                                                   Name of each exchange
           Title of each class                     on which registered
                                                   New York Stock Exchange
    Common Stock ($.078125 Par Value)              Chicago Stock Exchange
                                                   New York Stock Exchange
    Preferred Share Purchase Rights                Chicago Stock Exchange

Securities registered pursuant to section 12(g) of the Act:    None

     Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
                                   Yes   X        No _____

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [ ]

     As of October 29, 1999, there were 1,004,943,879 shares of Walgreen Co. common stock, par value $.078125 per share, issued and outstanding and the aggregate market value of such common stock held by non-affiliates (based upon the closing transaction price on the New York Stock Exchange) was approximately $24,846,352,000.

DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the Annual Report to Shareholders for the year ended August 31, 1999, only to the extent expressly so stated herein, are incorporated by reference into parts I, II and IV of Form 10-K. Portions of the registrant's proxy statement for its 1999 annual meeting of shareholders to be held January 12, 2000, are incorporated by reference into part III of Form 10-K.




                                       PART I

Item 1.  Business

     (a)  General development of business.

     Walgreen Co. (the "company" or "Walgreens") is America's largest drugstore retailer and during the fiscal year ended August 31, 1999, had net sales of $17.8 billion. The company served customers in 39 states and Puerto Rico through 2,819 retail drugstores and 2 mail service facilities.

     In fiscal 1999, the company opened 386 new or relocated drugstores, completed remodelings of 33 units, and closed 114 drugstores. In the last five fiscal years, the company has opened 1356 new drugstores, 1 new mail service facility, completed remodelings of 281 units and closed 503 drugstores and one mail service facility. In addition, one major distribution center was added during the five-year period.

     Prescription sales were 52.4% of total sales for fiscal 1999 compared to 49.6% in 1998 and 47.1% in 1997. Pharmacy sales trends are expected to continue primarily because of expansion into new markets, increased penetration in existing markets and demographic changes such as the aging population.

     The company expects to open 450 new stores in fiscal 2000 and have a total of 6,000 drugstores by the year 2010. By the end of calendar 2000, stores will be added in four more states - Georgia, Maryland, Utah and Wyoming. The company launched a new full-service internet pharmacy early in fiscal 2000 and plans to open or expand one distribution center a year for the next five years.

     (b)  Financial information about industry segments.

          The company's primary business is the operation of retail drugstores.

     (c)  Narrative description of business.

                 (i)  Principal products produced and services rendered.

                      The drugstores are engaged in the retail sale of
                  prescription and nonprescription drugs and carry additional product lines such as general merchandise, cosmetics, toiletries, liquor and beverages, and tobacco. Customer prescription purchases can be made at the drugstores as well as through the mail, telephone and the internet.

                      The estimated contributions of various product classes to
                 sales for each of the last three fiscal years are as follows:

                                                        Percentage
                    Product Class                1999       1998       1997

                   Prescription Drugs            52%        50%        47%
                   Nonprescription Drugs *       12         12         13
                   Cosmetics, Toiletries *        8          8          8
                   General Merchandise *         28         30         32
                   Total Sales                  100%       100%       100%

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

             (v)   Seasonal variations in business.

                   The business is seasonal in nature, with Christmas generating a higher proportion of sales and earnings than other periods. See the note "Summary of Quarterly Results(Unaudited)" on Page 29 of the Annual Report to Shareholders for the year ended August 31, 1999 ("Annual Report"), which is incorporated herein by reference.

             (vi)  Working capital practices.

                The company generally finances its inventory and expansion needs with internally generated funds. During fiscal 1999 the company obtained funds through the placement of commercial paper. Short-term borrowings are also anticipated in fiscal 2000 to support working capital needs. Long-term borrowings may be necessary due to the planned increase in owned locations.

                   Due to the nature of the retail drugstore business, sales are principally for cash. However, over 80% of prescription sales are now paid by a third party versus cash at the pharmacy counter. Customer returns are immaterial.

             (vii) Dependence upon limited number of customers.

                   Sales are to numerous customers which include various managed care organizations; therefore, the loss of any one customer or a group of customers under common control would not have a material effect on the business. No customer accounts for ten percent or more of the company's consolidated sales. Approximately 7% of consolidated sales are to PCS Health Systems, Inc., a pharmacy benefits manager and wholly owned subsidiary of Rite Aid Corporation.

             (viii)Backlog Orders.

                   Not applicable.


                                     2
             (ix)  Government contracts.

                   The company fills prescriptions for many state welfare plans.
             Revenues from all such plans are less than 5% of total sales.

             (x)   Competitive conditions.

                   The drug store industry is highly competitive.  As one of the volume leaders in the retail drug industry, Walgreens competes with various retailers, including chain and independent drugstores, mail order prescription providers, internet pharmacies, grocery, variety and discount department stores. Competition remained keen during the fiscal year with the company competing on the basis of price, convenience, service and variety. The company's geographic dispersion tends to offset the impact of temporary economic and competitive conditions in individual markets.

                   Sales by geographic area for fiscal 1999 were as follows:
                                                           Percent
                      State                                of Sales
                      Florida                                19%
                      Illinois                               14
                      Texas                                   9
                      Arizona                                 7
                      California                              6
                      Wisconsin                               4
                      33 other states and Puerto Rico        41
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

             (xiii)Number of employees.

                   The company employs approximately 107,000 persons, about
              36,000 of whom are part-time employees working less than 30 hours per week.

     (d) Financial information about foreign and domestic operations and export sales.

                   All the company sales occur within the continental United States and Puerto Rico. There are no export sales.


           Cautionary Note Regarding Forward-Looking Statements

     Certain information in this annual report, as well as in other public filings, our web site, press releases and oral statements made by our representatives, is forward-looking information based on current expectations and plans that involve risks and uncertainties. Forward-looking information includes statements concerning pharmacy sales trends, prescription margins, number of new store openings, the level of capital expenditures and the company's success in addressing Year 2000 issues; as well as those that include or are preceded by the words "expects,""estimates,""believes" or similar language. For such statements, we claim the protection of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

     The following factors, in addition to those discussed elsewhere in this annual report for the fiscal year ended August 31, 1999, could cause results to differ materially from management expectations as projected in such forward-looking statements: changes in economic conditions generally or in the markets served by the company; consumer preferences and spending patterns; competition from other drugstore chains, supermarkets, on-line retailers, other retailers and mail order companies; changes in state or federal legislation or regulations; the efforts of third party payers to reduce prescription drug costs; the success of planned advertising and merchandising strategies; the availability and cost of real estate and construction; accounting policies and practices; the company's ability to hire and retain pharmacists and other store and management personnel; the company's relationships with its suppliers; the ability of the company, its vendors and others to manage Year 2000 issues; the company's ability to successfully implement new computer systems and technology; and adverse determinations with respect to litigation or other claims. The company assumes no obligation to update its forward-looking statements to reflect subsequent events or circumstances.

Item 2.  Properties

     The number and location of the company's drugstores is incorporated by reference to the table under the caption "Simply Everywhere" on page 32 of the Annual Report. Most of the company's drugstores are leased. The leases are for various terms and periods. See the caption, "Leases" on page 26 of the Annual Report, which section is incorporated herein by reference. The company owns approximately 14% of the retail stores open at August 31, 1999. The decision has been made to purchase, rather than lease, more store locations in the future than in the past. This may necessitate future long-term borrowings. The company has an aggressive expansion program of adding new stores and remodeling and relocating existing stores. Net selling space of drugstores was increased from 26.0 million square feet at August 31, 1998, to 29.2 million square feet at August 31, 1999. Approximately 60% of company stores have been opened or remodeled during the past five years.

     The company's retail drugstore operations are supported by nine distribution centers with a total of approximately 4,100,000 square feet of space, of which 3,500,000 square feet is owned. The remaining space is leased with an option to buy. All warehouses are served by modern distribution systems for order processing control, operating efficiencies and rapid merchandise delivery to stores. In addition, the company uses public warehouses to handle certain distribution needs. The company plans to open or expand one distribution center a year for the next five years.

     There are five principal office facilities containing approximately 600,000 square feet of which 400,000 square feet is owned and the remainder is leased. The company owns one mail service facility with a ground lease and leases a second facility. The combined square footage of the facilities is approximately 160,000 square feet. In September 1999 the company began operations in a 16,000 square foot owned mail service facility located in Beaverton, Oregon. The mail order and office facilities are adequate for current needs.


                                     4
Item 3.  Legal Proceedings

     The following cases relating to partially filled prescriptions were previously reported in the company's Annual Report on Form 10-K for the fiscal year ended August 31, 1998: State of California, ex rel. Louis H. Mueller vs. Walgreen Corporation, Case No. 976292, which was filed in Superior Court of the State of California, County of San Francisco; State of Illinois, ex rel. Louis
H. Mueller vs. Walgreen Corporation, Case No. 96L02373, which was filed in the Circuit Court of Cook County, Illinois; and United States ex rel. Louis H. Mueller vs. Walgreen Corporation, Case No. 96-84-Civ-T-23E, which was filed in federal court in Tampa. On September 14, 1999, the company settled these and other governmental actions relating to the same conduct for $7.6 million.

     On September 29, 1999, the company was served with an action based on the company's handling of partially filled prescriptions for private third-party plans by the Board of Trustees of the Carpenters & Millwrights of Houston & Vicinity Welfare Trust Fund, Civil Action No. 599CV216, which was filed in the United States District Court for the Eastern District of Texas. The complaint seeks certification as a class action, as well as damages and treble damages in excess of $1,000,000. Although the ultimate disposition of this suit cannot be forecast with certainty, management is of the opinion that this litigation should not have a material adverse effect on the company's consolidated financial position or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year.


EXECUTIVE OFFICERS OF THE REGISTRANT

The following information is furnished with respect to each executive officer of the company as of August 31, 1999:

NAME AND BUSINESS EXPERIENCE                AGE    OFFICE HELD

L. Daniel Jorndt                             58    Chairman and Chief Executive
   Chairman of the Board since                        Officer
      January 1999
   Chief Executive Officer since
      January 1998
   President and Chief Operating Officer
      February 1990 to January 1999
   Director since January 1990

David W. Bernauer                            55    President and Chief Operating
   President and Chief Operating Officer              Officer
      Since January 1999
   Senior Vice President July 1996 to
      January 1999
   Chief Information Officer
      February 1995 to January 1999
   Vice President
      February 1990 to July 1996
   Director since January 1999

Vernon A. Brunner                            59    Executive Vice President
   Executive Vice President since
      February 1990
   Director since July 1999

Jerome B. Karlin                             57    Executive Vice President
   Executive Vice President since
      February 1999
   Vice President
      September 1987 to February 1999

Robert C. Atlas                              64    Senior Vice President
   Senior Vice President since
      February 1999
   Vice President
      September 1987 to February 1999

W. Lynn Earnest                              56    Senior Vice President
   Senior Vice President since
      February 1999
   Vice President
      July 1992 to February 1999
   Treasurer
      July 1992 to February 1996

George C. Eilers                             59    Senior Vice President
   Senior Vice President since
      February 1999
   Regional Vice President,
      Drug Store Division, July 1992 to
      February 1999

EXECUTIVE OFFICERS OF THE REGISTRANT - continued:

NAME AND BUSINESS EXPERIENCE                AGE    OFFICE HELD

Roger L. Polark                              51    Senior Vice President and
    Senior Vice President and                         Chief Financial Officer
        Chief Financial Officer since
        February 1995
    Vice President June 1988 to February 1995

John A. Rubino                               58    Senior Vice President
    Senior Vice President since July 1991

William A. Shiel                             48    Senior Vice President
    Senior Vice President since July 1993

Robert H. Halaska                            58    Vice President
    Vice President since April 1995
    President, WHP Health Initiatives, Inc.
        since October 1995
    President, Walgreens Healthcare Plus,
        Inc. since September 1991

J. Randolph Lewis                            49    Vice President
   Vice President since March 1996
   Divisional Vice President, Logistics
       and Planning
       September 1992 to February 1996

Julian A. Oettinger                          60    Vice President, Secretary
   Vice President, Secretary and                     and General Counsel
       General Counsel since January 1989

Jeffrey A. Rein                              47    Vice President and Treasurer
   Vice President since July 1999
   Treasurer since March 1996
   District Manager
       July 1990 to February 1996

William M. Rudolphsen                        44    Controller
   Controller since January 1998
   Director of Accounting
       September 1995 to December 1997
   Accounting Manager
       June 1988 to August 1995



    There is no family relationship between any of the aforementioned officers of the company.


                                  PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder
         Matters

     The company's common stock is traded on the New York and Chicago Stock Exchanges under the symbol WAG. As of October 29, 1999 there were 85,264 recordholders of company common stock according to the records maintained by the company's transfer agent.

     The range of the sales prices of the company's common stock by quarters during the two years ended August 31, 1999, are incorporated herein by reference to the note "Common Stock Prices" on page 29 of the Annual Report.

     The range of the company's cash dividends per common share during the two years ended August 31, 1999, are as follows:

               Quarter Ended      1999     1998
               November            $.0325  $.03125
               February             .0325   .03125
               May                  .0325   .03125
               August               .0325   .03125
               Fiscal Year         $.13    $.125

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
                                                                  Annual Report
                                                                   Page Number
          Consolidated Statements of Earnings and Shareholders'         22
          Equity for the years ended August 31, 1999, 1998 and 1997

          Consolidated Balance Sheets at August 31, 1999 and 1998       23

          Consolidated Statements of Cash Flows                         24
          for the years ended August 31, 1999, 1998 and 1997

          Statement of Major Accounting Policies                   25 - 26

          Notes to Consolidated Financial Statements               26 - 29

          Report of Independent Public Accountants                      30

          Simply Everywhere                                             32

     (2) The following financial statement schedule and related report of independent public accountants are included herein.

                                                                      10-K
                                                                   Page Number
          Schedule II    Valuation and Qualifying Accounts              15

          Supplemental Report of Independent Public Accountants         16

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

(b)  Reports on Form 8-K

          No reports were filed on Form 8-K during the quarter that ended August 31, 1999.


(c)  Exhibits

         3. (a) Articles of Incorporation of the company, as amended, filed with the Securities and Exchange Commission as Exhibit 3(a) to the company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1999, and incorporated by reference herein.

             (b) By-Laws of the company, as amended and restated effective as of January 13, 1999, filed with the Securities and Exchange Commission as Exhibit 3(b) to the company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1999, and incorporated by reference herein.

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

        10.  (a)  Top Management Long-Term Disability Plan.  (Note 3)

             (b)  Executive short-term Disability Plan Description. (Note 3)

             (c)   (i) Walgreen Management Incentive Plan (as restated
                       effective October 12, 1994), filed with the Securities and Exchange Commission as Exhibit 10(a) to the company's Quarterly Report on Form 10-Q for the quarter ended November 30, 1994 (File No. 1-604), and incorporated by reference herein.

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

             (h) Walgreen Co. Executive Deferred Profit-Sharing Plan (as restated effective April 13, 1994), filed with the Securities and Exchange Commission as Exhibit 10(b) to the company's Quarterly Report on Form 10-Q for the quarter ended May 31, 1994 (File No. 1-604), and incorporated by reference herein.

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

                  (ii)  Walgreen Profit Sharing Restoration Plan Amendment
                        No. 1 (effective October 12, 1994), filed as Exhibit 10(c) to the company's Quarterly Report on Form 10-Q for the quarter ended November 30, 1994
                        (File No. 1-604), and incorporated by reference herein.

             (l)  Walgreen Co. Retirement Plan for Outside Directors. (Note 7)

             (m) Walgreen Section 162(m) Deferred Compensation Plan (effective October 12, 1994), filed with the Securities and Exchange Commission as Exhibit 10(d) to the company's Quarterly Report on Form 10-Q for the quarter ended November 30, 1994 (File No. 1-604), and incorporated by reference herein.

             (n) Agreement dated October 13, 1994, by and between Walgreen Co. and Charles D. Hunter (for consulting services), filed with the Securities and Exchange Commission as Exhibit 10(e) to the company's Quarterly Report on Form 10-Q for the quarter ended November 30, 1994 (File No. 1-604), and incorporated by reference herein.

             (o) Walgreen Co. Nonemployee Director Stock Plan Amendment No. 2 (effective September 1, 1998), filed with the Securities and Exchange Commission as Exhibit 10(o)(iii) to the company's Annual Report on Form 10-K for the fiscal year ended
                  August 31, 1998, and incorporated by reference herein.

             (p) Agreement dated February 3, 1998, by and between Walgreen Co. and Charles R. Walgreen III (for consulting services), filed with the Securities and Exchange Commission as Exhibit 10(a) to the company's Quarterly Report on Form 10-Q for the quarter ended May 31, 1998, and incorporated by reference herein.



        11. The required information for this Exhibit is contained in the Consolidated Statements of Earnings and Shareholders Equity for the years ended August 31, 1999, 1998 and 1997 and also in the Statement of Major Accounting Policies, each appearing in the Annual Report and previously referenced in Part IV, Item 14, Section (a)(1).

_______________________________________________________________________________
          See Notes on page 14.
                                    13

        13. Annual Report to shareholders for the fiscal year ended August 31, 1999. This report, except for those portions thereof which are expressly incorporated by reference in this Form 10-K, is being furnished for the information of the Securities and Exchange Commission and is not deemed to be "filed" as a part of the filing of this Form 10-K.

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

            FOR THE YEARS ENDED AUGUST 31, 1999, 1998 AND 1997

                           (Dollars in Millions)


                                            Additions
                              Balance at    Charged to                Balance at
                               Beginning    Costs and                    End
Classification                 of Period     Expenses    Deductions    of Period

Allowances deducted from receivables
    for doubtful accounts -

    Year ended August 31, 1999     $11.2        $27.0        $(29.2)      $ 9.0
                                   =====        =====        =======      =====

    Year ended August 31, 1998     $12.6        $17.3        $(18.7)      $11.2
                                   =====        =====        =======      =====

    Year ended August 31, 1997     $14.5        $13.8        $(15.7)      $12.6
                                   =====        =====        =======      =====



                                    15



                            ARTHUR ANDERSEN LLP



           SUPPLEMENTAL REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS





To the Board of Directors and Shareholders of Walgreen Co.:


We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in Walgreen Co. and Subsidiaries' annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated September 27, 1999. Our audits were made for the purpose of forming an opinion on those statements taken as a whole.
Schedule II included in this Form 10-K is the responsibility of the company's management, is presented for purposes of complying with the Securities and Exchange Commission's rules, and is not part of the basic financial statements.
Schedule II has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



/s/ Arthur Andersen LLP


Chicago, Illinois
September 27, 1999





                                    16

                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WALGREEN CO.
(Registrant)


By /s/   R. L. Polark                                 Date:  November 24, 1999
         R. L. Polark
         Senior Vice President
         Chief Financial Officer


     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated.

           Name                         Title                        Date


/s/  L. D. Jorndt            Chairman of the Board,          November 24, 1999
     L. D  Jorndt            Chief Executive Officer
                             and Director

/s/  David W. Bernauer       President, Chief Operating      November 24, 1999
     David W. Bernauer       Officer and Director


/s/  William M. Rudolphsen   Controller                      November 24, 1999
     William M. Rudolphsen

/s/  Vernon A. Brunner       Director                        November 24, 1999
     Vernon A. Brunner

/s/  William C. Foote        Director                        November 24, 1999
     William C. Foote

     James J. Howard         Director                        November 24, 1999


     C. D. Hunter            Director                        November 24, 1999


/s/  Alan G. McNally         Director                        November 24, 1999
     Alan G. McNally

/s/  Cordell Reed            Director                        November 24, 1999
     Cordell Reed

/s/  John B. Schwemm         Director                        November 24, 1999
     John B. Schwemm

     William H. Springer     Director                        November 24, 1999


     Marilou M. von Ferstel  Director                        November 24, 1999


/s/  C. R. Walgreen III      Director                        November 24, 1999
     C. R. Walgreen III


                                    17


                               INDEX TO EXHIBITS


     A.  DOCUMENTS FILED WITH THIS REPORT

     Exhibit 13 Annual Report to Shareholders for the Fiscal Year Ended August 31, 1999.

     Exhibit 21            Subsidiaries of the Registrant.

     Exhibit 23            Consent of Independent Public Accountants.

     Exhibit 27            Financial Data Schedule.

     B.  DOCUMENTS INCORPORATED BY REFERENCE

     Exhibit 3(a)          Articles of Incorporation of the company, as amended

     Exhibit 3(b)          By-Laws of the company, as amended and restated

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

                               (ii) Walgreen Profit Sharing Restoration Plan
                                    Amendment No. 1.

                           (l)      Walgreen Co. Retirement Plan for
                                    Outside Directors.

                           (m)      Walgreen Section 162(m) Deferred
                                    Compensation Plan.

                           (n) Consulting Agreement between Walgreen Co. and Charles D. Hunter.

                           (o) Walgreen Co. Nonemployee Director Stock Plan Amendment No. 2.

                           (p) Consulting Agreement between Walgreen Co. and Charles R. Walgreen III.