Form 10-Q
period 1999-11-30
WALGREEN CO
filed 2000-01-12
CIK 104207

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
   [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE QUARTER ENDED NOVEMBER 30, 1999

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


The number of shares issued and outstanding of the registrant's Common Stock, $.078125 par value, as of December 31, 1999 was 1,006,243,999.




                                  Page 1 of 11
                          WALGREEN CO. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



     The consolidated condensed financial statements included herein have been prepared by the company pursuant to the rules and regulations of the Securities and Exchange Commission. The Consolidated Condensed Balance Sheet as of November 30, 1999, the Consolidated Condensed Statements of Earnings for the three months ended November 30, 1999 and 1998, and the Consolidated Condensed Statements of Cash Flows for the three months ended November 30, 1999 and 1998, have been prepared without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the company's latest annual report on Form 10-K.

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


                                        2
                         WALGREEN CO. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                              (Dollars in Millions)

                                          (Unaudited)
                                          November 30,  August 31,
                                              1999         1999
ASSETS
  Current Assets:
    Cash and cash equivalents               $    12.0    $   141.8
    Accounts receivable                         565.4        486.5
    Inventories                               2,957.1      2,462.6
    Other current assets                         90.0        130.8
      Total Current Assets                    3,624.5      3,221.7
  Property and Equipment, at cost, less
    accumulated depreciation and amortization of
    $929.5 at November 30 and $878.8 at
    August 31                                 2,755.2      2,593.9
  Other Non-Current Assets                       92.7         91.1
      TOTAL ASSETS                          $ 6,472.4    $ 5,906.7

LIABILITIES & SHAREHOLDERS' EQUITY
  Current Liabilities:
    Notes payable                           $    98.0    $       -
    Trade accounts payable                    1,413.7      1,130.3
    Other current liabilities                   847.4        793.5
      Total Current Liabilities               2,359.1      1,923.8
  Non-Current Liabilities:
    Deferred income taxes                        73.3         74.8
    Other non-current liabilities               438.8        423.8
      Total Non-Current Liabilities             512.1        498.6
  Shareholders' Equity:
    Preferred stock $.0625 par value; authorized
      32 million shares; none issued                -            -
    Common stock $.078125 par value; authorized
      3.2 billion shares; issued and outstanding
      1,005,442,502 at November 30 and
      1,004,022,258 at August 31                 78.6         78.4
    Paid-in capital                             281.8        258.9
    Retained Earnings                         3,240.8      3,147.0
      Total Shareholders' Equity              3,601.2      3,484.3
  TOTAL LIABILITIES & SHAREHOLDERS' EQUITY  $ 6,472.4    $ 5,906.7





                 The accompanying Notes to Consolidated Condensed Financial
                Statements are an integral part of these Statements.

                         WALGREEN CO. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                                 (UNAUDITED)
                  (Dollars in Millions Except Per Share Data)

                                                   Three Months Ended
                                                      November 30,
                                                    1999        1998
Net sales                                       $ 4,823.2    $ 4,016.4

Costs and Deductions:
  Cost of sales                                   3,551.0      2,941.7
    Selling, occupancy and administration         1,062.0        906.0
                                                  4,613.0      3,847.7
Other (Income)Expense:
  Interest income                                    (1.3)        (1.2)
  Interest expense                                    0.2          0.1
                                                     (1.1)        (1.1)

Earnings before income tax provision                211.3        169.8
Income tax provision                                 83.5         65.8
Net earnings                                    $   127.8    $   104.0

Per Share-
 Basic                                          $    0.13    $    0.10
 Diluted                                        $    0.13    $    0.10

 Dividends declared                             $ 0.03375    $ 0.03250

Average shares outstanding                        1,004.7       997.2
Dilutive effect of stock options                     12.8        14.0
Average shares outstanding assuming dilution      1,017.5     1,011.2










         The accompanying Notes to Consolidated Condensed Financial
            Statements are an integral part of these Statements.

                      WALGREEN CO. AND SUBSIDIARIES
              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                               (UNAUDITED)
                          (Dollars in Millions)

                                                      Three Months Ended
                                                         November 30,
                                                        1999     1998

Net cash (used for) provided by operating activities   $(55.1)   $ 11.2

Cash Flows from Investing Activities:
  Additions to property and equipment                  (216.6)   (145.8)
  Proceeds from the surrender of corporate-
    owned life insurance policies                        47.7         -
  Other                                                   2.2       1.4
Net cash used for investing activities                 (166.7)   (144.4)

Cash Flows from Financing Activities:
  Net proceeds from notes payable                        98.0     100.0
  Cash dividends paid                                   (32.6)    (31.1)
  Proceeds from employee stock plans                     23.8      18.6
  Other                                                   2.8      14.5
Net cash provided by financing activities                92.0     102.0

Changes in Cash and Cash Equivalents:
  Net decrease in cash and cash equivalents            (129.8)    (31.2)
  Cash and cash equivalents at beginning of year        141.8     144.4
Cash and Cash Equivalents at end of period             $ 12.0    $113.2





            The accompanying Notes to Consolidated Condensed Financial
                Statements are an integral part of these Statements.

                          WALGREEN CO. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



     (1) Inventories are valued on a lower of last-in, first-out (LIFO) cost or market basis. At November 30, 1999 and August 31, 1999, inventories would have been greater by $553.6 million and $536.0 million respectively, if they had been valued on a lower of first-in, first-out (FIFO) cost or market basis. LIFO inventory costs can only be determined annually when inflation rates and inventory levels are finalized; therefore, LIFO inventory costs for interim financial statements are estimated. Cost of sales is primarily derived from an estimate based upon point-of-sale scanning and adjusted based on periodic inventories.

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


                                        6
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS

Net earnings for the first quarter of fiscal 2000 were $127.8 million or $.13 per share. This was a 22.9% increase in net earnings over last year. Net earnings increases resulted from improved sales and lower expense ratios, which were partially offset by lower gross margin rates.

Sales for the quarter ended November 30, 1999, increased by 20.1% to $4.8 billion. Drugstore sales increases resulted from sales gains in existing stores and added sales from new stores, each of which include an indeterminate amount of market-driven price changes. Comparable drugstore (those open at least one year) sales were up 13.5% for the quarter. New store openings accounted for 10.9% of the quarterly sales increase. The company operated 2,894 drugstores as of November 30, 1999, compared to 2,612 a year earlier.

Prescription sales increased 26.3% for the first quarter and were 55.3% of total sales compared to 52.6% a year ago. Prescription sales in comparable stores increased 20.7%. Third party sales, where reimbursement is received from managed care organizations, are now 85% of pharmacy sales compared to 83% a year ago. Pharmacy sales trends are expected to continue primarily because of expansion into new markets, increased penetration in existing markets and demographic changes such as the aging population.

Gross margins as a percent of sales were 26.4% in the quarter compared to 26.8% last year. Third party reimbursement rates remain stable, however, the increase in third party sales as a percent of prescription sales resulted in lower overall pharmacy margins. Contributing to the decrease in gross margins in the rest of the store were specific pricing decisions in selected categories.

The company uses the LIFO method of inventory valuation, which can only be determined annually when inflation rates and inventory levels are finalized; therefore, LIFO inventory costs for interim financial statements are estimated. Cost of sales for the November quarter includes a LIFO provision of $17.6 million ($.01 per share) versus $13.9 million ($.01 per share) for the same period a year ago.

Selling, occupancy and administration expenses were 22.0% of sales in the quarter compared to 22.6% a year ago. The decrease, as a percent to sales, was caused by lower store salaries and expenses and headquarters costs, which were partially offset by higher advertising.

The effective tax rate increased to 39.50% for the first quarter this fiscal year compared to 38.75% for the same period last year. The increase was principally the result of lower tax-advantaged investments.




FINANCIAL CONDITION

Cash and cash equivalents were $12 million at November 30, 1999, compared to $113.2 million at November 30, 1998. Short-term investment objectives are to maximize yields, while minimizing risk and maintaining liquidity. To attain these objectives, investment limits are placed on the amount, type and issuer of securities.

Net cash used for operating activities for the first quarter was $55.1 million compared to $11.2 million provided by operating activities a year ago. The change between periods was principally due to increased inventory levels. The company's profitability is the principal source for providing funds for expansion and remodeling programs, dividends to shareholders and funding for various technological improvements.

Net cash used for investing activities was $166.7 million versus $144.4 million last year. Additions to property and equipment were $216.6 million compared to $145.8 million last year. There were 94 new or relocated drugstores opened during the first quarter of this year. This compares to 80 in the same period last year. There were 64 owned locations opened during the quarter or under construction at November 30, 1999 versus 51 for the same period last year. During the first quarter the company surrendered corporate-owned life insurance policies resulting in net proceeds of $47.7 million.

Capital expenditures for fiscal 2000 are budgeted to be over $1 billion. The company expects to open 450 new stores in fiscal 2000 and have a total of 6,000 drugstores by the year 2010. By the end of calendar 2000, stores will be added in three more states - Maryland, Utah and Wyoming, bringing coverage to 43 states and Puerto Rico. Major upcoming markets are Atlanta, Baltimore and Southern California, where 200 full-size stores are planned by 2004. The company is continuing to relocate stores to more convenient and profitable freestanding locations. In addition to new stores, a significant portion of the expenditures will be made for technology and distribution centers. Plans are to open or expand one distribution center a year for the next five years. In October the company launched its totally redesigned internet pharmacy which is processing approximately 2,000 prescriptions a day. This growth may necessitate future long-term borrowings.

Net cash provided by financing activities was $92.0 million compared to $102.0 million a year ago. During both quarters, the company obtained funds through the placement of short-term notes payable. At November 30, 1999, the company had $133 million in unused bank lines of credit and $100 million of unissued authorized debt securities, previously filed with the Securities and Exchange Commission.

The company has spent approximately $9 million to insure that transactions process properly in the year 2000. As of January 11, 2000 no major problems have been detected. Activities continue to be monitored. In the event of a system failure, contingency alternative solutions will be implemented.

During the quarter the company implemented "Statement of Position 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This pronouncement provides guidance on the capitalization of costs related to internal use software. The pronouncement resulted in approximately $1.5 million of capitalized costs in the first quarter which would have been expensed under the company's prior policy. The annual amount is estimated to be approximately $15 million.





Cautionary Note Regarding Forward-looking Statements

Certain information in this Form 10-Q, as well as in other public filings, press releases and oral statements made by our representatives, is forward-looking information based on current expectations and plans that involve risks and uncertainties. Forward-looking information includes statements concerning pharmacy sales trends, prescription margins, number and location of new store openings, the level of capital expenditures, demographic trends and the company's success in addressing Year 2000 issues; as well as those that include or are preceded by the words "expects,""estimates,""believes" or similar language. For such statements, we claim the protection of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

The following factors, in addition to those discussed elsewhere in this Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended August 31, 1999, could cause results to differ materially from management expectations as projected in such forward-looking statements: changes in economic conditions generally or in the markets served by the company; consumer preferences and spending patterns; competition from other drugstore chains, supermarkets, on-line retailers, other retailers and mail order companies; changes in state or federal legislation or regulations; the efforts of third party payers to reduce prescription drug costs; the success of planned advertising and merchandising strategies; the availability and cost of real estate and construction; accounting policies and practices; the company's ability to hire and retain pharmacists and other store and management personnel; the company's relationships with its suppliers; the ability of the company, its vendors and others to manage Year 2000 issues; the company's ability to successfully implement new computer systems and technology; and adverse determinations with respect to litigation or other claims. The company assumes no obligation to update its forward-looking statements to reflect subsequent events or circumstances.

                           PART II.  OTHER INFORMATION



Item. 6  Exhibits and Reports on Form 8-K

         (a) Exhibits filed with this report:

             27. Financial Data Schedule

         (b) Reports on Form 8-K:

             No reports on Form 8-K were filed by the Registrant during the quarter ending November 30, 1999.



                                       10
                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                        WALGREEN CO.
                                               (Registrant)


Dated January 11, 2000                         /s/R.L. Polark
                                               R.L. Polark
                                               Senior Vice President
                                               (Chief Financial Officer)



Dated January 11, 2000                         /s/W.M. Rudolphsen
                                               W.M. Rudolphsen
                                               Controller
                                               (Chief Accounting Officer)


                                INDEX TO EXHIBITS

DOCUMENT FILED WITH THIS REPORT


Exhibit 27     Financial Data Schedule