Form 10-Q
period 2000-02-29
WALGREEN CO
filed 2000-04-12
CIK 104207

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
   [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE QUARTER ENDED FEBRUARY 29, 2000

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


The number of shares issued and outstanding of the registrant's Common Stock, $.078125 par value, as of March 31, 2000 was 1,007,856,179.



                                  Page 1 of 11
                          WALGREEN CO. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



     The consolidated condensed financial statements included herein have been prepared by the company pursuant to the rules and regulations of the Securities and Exchange Commission. The Consolidated Condensed Balance Sheet as of February 29, 2000, the Consolidated Condensed Statements of Earnings for the three and six months ended February 29, 2000 and February 28, 1999, and the Consolidated Condensed Statements of Cash Flows for the six months ended February 29, 2000 and February 28, 1999, have been prepared without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the company's latest annual report on Form 10-K.

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




                                        2
                            WALGREEN CO. AND SUBSIDIARIES
                        CONSOLIDATED CONDENSED BALANCE SHEETS
                                (Dollars in Millions)


                                           (Unaudited)
                                           February 29,  August 31,
                                              2000         1999
ASSETS
  Current Assets:
    Cash and cash equivalents                 $    11.8   $   141.8
    Accounts receivable                           626.9       486.5
    Inventories                                 2,633.8     2,462.6
    Other current assets                           81.0       130.8
      Total Current Assets                      3,353.5     3,221.7
  Property and Equipment, at cost, less
    accumulated depreciation and amortization of
    $980.0 at February 29 and $878.8 at
    August 31                                   2,967.7     2,593.9
  Other Non-Current Assets                         93.5        91.1
      TOTAL ASSETS                            $ 6,414.7   $ 5,906.7

LIABILITIES & SHAREHOLDERS' EQUITY
  Current Liabilities:
    Notes payable                             $     7.1   $       -
    Trade accounts payable                      1,083.2     1,130.3
    Other current liabilities                     960.0       793.5
      Total Current Liabilities                 2,050.3     1,923.8
  Non-Current Liabilities:
    Deferred income taxes                          71.7        74.8
    Other non-current liabilities                 457.1       423.8
      Total Non-Current Liabilities               528.8       498.6
  Shareholders' Equity:
    Preferred stock $.0625 par value;
      authorized
      32 million shares; none issued                  -           -
    Common stock $.078125 par value;
      authorized 3.2 billion shares; issued and
      outstanding 1,007,260,097 at February 29 and
      1,004,022,258 at August 31                   78.7        78.4
    Paid-in capital                               311.2       258.9
    Retained Earnings                           3,445.7     3,147.0
      Total Shareholders' Equity                3,835.6     3,484.3
    TOTAL LIABILITIES & SHAREHOLDERS' EQUITY  $ 6,414.7   $ 5,906.7




                   The accompanying Notes to Consolidated Condensed Financial
                     Statements are an integral part of these Statements.


                             WALGREEN CO. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                                      (UNAUDITED)
                        (In Millions Except Per Share Data)


                                  Three Months Ended       Six Months Ended
                                 Feb 29,      Feb 28,     Feb 29,     Feb 28,
                                   2000        1999        2000        1999
Net sales                        $ 5,608.8 $  4,691.0  $ 10,432.0 $  8,707.4

Costs and Deductions:
  Cost of sales                    4,065.3    3,392.4     7,616.3    6,334.1
  Selling, occupancy and
    administration                 1,152.3      968.6     2,214.3    1,874.6
                                   5,217.6    4,361.0     9,830.6    8,208.7
Other (Income)Expense:
  Interest income                     (1.3)      (1.1)       (2.6)      (2.3)
  Interest expense                     0.2        0.1         0.4        0.2
                                      (1.1)      (1.0)       (2.2)      (2.1)

Earnings before income tax provision 392.3      331.0       603.6      500.8
Income tax provision                 153.4      130.8       236.9      196.6
Net earnings                     $   238.9 $    200.2  $    366.7 $    304.2
Per Share-
 Basic                           $    0.23 $     0.20  $     0.36 $     0.30
 Diluted                         $    0.23 $     0.20  $     0.36 $     0.30

 Dividends declared              $ 0.03375 $  0.03250  $   0.0675 $   0.0650

Average shares outstanding         1,006.4      999.0     1,005.6      998.1
Dilutive effect of stock options      13.0       14.6        12.8       14.3
Average shares outstanding
assuming dilution                  1,019.4    1,013.6     1,018.4    1,012.4



                 The accompanying Notes to Consolidated Condensed
              Financial Statements are an integral part of these Statements.




                                    4
                        WALGREEN CO. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                               (UNAUDITED)
                          (Dollars in Millions)

                                                    Six Months Ended
                                                    Feb 29,   Feb 28,
                                                     2000      1999

Net cash provided by operating activities           $309.5   $375.5

Cash Flows from Investing Activities:
  Additions to property and equipment              (491.1)   (289.3)

  Proceeds from the surrender of corporate-
    owned life insurance policies                     47.7        -
  Other                                                6.3     26.6
Net cash used for investing activities             (437.1)   (262.7)

Cash Flows from Financing Activities:
  Net proceeds from notes payable                      7.1        -
  Cash dividends paid                               (66.6)    (63.7)
  Proceeds from employee stock plans                  58.1     58.1
  Other                                              (1.0)     12.0
Net cash (used for)provided by financing activities  (2.4)      6.4

Changes in Cash and Cash Equivalents:
  Net (decrease)increase in cash and cash
    equivalents                                    (130.0)    119.2
  Cash and cash equivalents at beginning of year    141.8     144.4
Cash and Cash Equivalents at end of period         $ 11.8    $263.6




                The accompanying Notes to Consolidated Condensed Financial
                   Statements are an integral part of these Statements.


                          WALGREEN CO. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



     (1) Inventories are valued on a lower of last-in, first-out (LIFO) cost or market basis. At February 29, 2000 and August 31, 1999, inventories would have been greater by $570.5 million and $536.0 million respectively, if they had been valued on a lower of first-in, first-out (FIFO) cost or market basis. LIFO inventory costs can only be determined annually when inflation rates and inventory levels are finalized; therefore, LIFO inventory costs for interim financial statements are estimated. Cost of sales is primarily derived from an estimate based upon point-of-sale scanning and adjusted based on periodic inventories.

     (2) During the first quarter of the current fiscal year, the company implemented "Statement of Position 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This pronouncement provides guidance on the capitalization of costs related to internal use software. The adoption of this pronouncement has not had, nor is it expected to have, a material impact on the company's consolidated financial position or results of operations for the year.




                                        6
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

Net earnings for the second quarter, ended February 29, 2000, were $238.9 million or $.23 per share. This was a 19.3% increase over last year. Net earnings for the six months were up 20.5% to $366.7 million or $.36 per share. Net earnings increases resulted from improved sales and lower expense ratios, which were partially offset by lower gross margin rates.

Sales increased by 19.6% in the second quarter, to $5.6 billion, and rose by 19.8% to $10.4 billion for the first six months. Drugstore sales increases resulted from sales gains in existing stores and added sales from new stores, each of which include an indeterminate amount of market-driven price changes. Comparable drugstore (those open at least one year) sales were up 12.2% and 12.8% for the quarter and first six months. New store openings accounted for 11.4% and 11.2% of the quarterly and six-month sales increases. The company operated 2,967 drugstores as of February 29, 2000, compared to 2,667 a year earlier.

Prescription sales increased 26.7% for the second quarter and 26.5% for the first six months. Prescription sales in comparable stores increased 20.4% for the quarter and 20.5% for the six-month period. Third party sales, where reimbursement is received from managed care organizations and government and private insurance, were 85% of pharmacy sales compared to 83% a year ago. Pharmacy sales growth trends are expected to continue primarily because of expansion into new markets, increased penetration in existing markets and demographic changes such as the aging population.

Gross margins were 27.5% of sales in the quarter and 27.0% for the six-month period compared to 27.7% and 27.3% for the comparable periods last year. Third party reimbursement rates remain stable, however, the increase in third party sales as a percent of prescription sales resulted in lower overall pharmacy margins. Contributing to the decrease in gross margins in the rest of the store were specific pricing decisions in selected categories.

The company uses the LIFO method of inventory valuation, which can only be determined annually when inflation rates and inventory levels are finalized; therefore, LIFO inventory costs for interim financial statements are estimated. Cost of sales includes a LIFO provision of $16.9 million ($.01 per share) and $34.5 million ($.02 per share) for the quarter and six-month periods ended February 29, 2000 versus $16.2 million ($.01 per share) and $30.1 million ($.02 per share) for the same periods a year ago.

Selling, occupancy and administration expenses decreased to 20.5% from 20.7% of sales in the quarter and to 21.2% from 21.5% of sales for the six months. Lower headquarters costs, as a percent to sales, was the principal reason for the decline in the quarter and six months. Lower advertising expenses, as a percent to sales, also contributed to the quarter decline.

The effective tax rate was 39.25% for the six-month periods of both fiscal years, however, in the quarter ended February 29, 2000, the effective rate was reduced from the 39.50% rate used in the first fiscal quarter as a result of lower state income taxes. During the second quarter last year, the effective tax rate was increased from 38.75%. That increase was principally the result of lower tax-advantaged investments.





FINANCIAL CONDITION

Cash and cash equivalents were $11.8 million at February 29, 2000, compared to $263.6 million at February 28, 1999. Short-term investment objectives are to maximize yields, while minimizing risk and maintaining liquidity. To attain these objectives, investment limits are placed on the amount, type and issuer of securities.

Net cash provided by operating activities for the first half of fiscal 2000 was $309.5 million compared to $375.5 million a year ago. The change between periods was principally due to timing of payments for trade accounts payable. The company's profitability is the principal source for providing funds for expansion and remodeling programs, dividends to shareholders and funding for various technological improvements.

Net cash used for investing activities was $437.1 million versus $262.7 million last year. Additions to property and equipment were $491.1 million compared to $289.3 million last year. There were 197 new or relocated drugstores opened during the first half of this year compared to 160 for the same period last year. There were 109 owned locations opened during the first half of the year or under construction at February 29, 2000 versus 72 for the same period last year. During the six-month period, the company surrendered corporate-owned life insurance policies resulting in net proceeds of $47.7 million.

Capital expenditures for fiscal 2000 are budgeted to be over $1 billion. The company expects to open 450 new stores in fiscal 2000 and have a total of 6,000 drugstores by the year 2010. By the end of calendar 2000, stores will be added in two more states - Utah and Wyoming, bringing coverage to 43 states and Puerto Rico. Major new markets are Atlanta, Baltimore and Southern California, where 200 full-size stores are planned by 2004. The company is continuing to relocate stores to more convenient and profitable freestanding locations. In addition to new stores, a significant portion of the expenditures will be made for technology and distribution centers. Plans are to open or expand one distribution center a year for the next five years. This growth may necessitate future long-term borrowings. In October the company launched its totally redesigned Internet pharmacy which is processing approximately 2,300 prescriptions a day.

Net cash used for financing activities was $2.4 million compared to $6.4 million provided a year ago. During both periods, the company obtained funds through the placement of short-term notes. At February 29, 2000, the company had $134 million in unused bank lines of credit and $100 million of unissued authorized debt securities, previously filed with the Securities and Exchange Commission.


Cautionary Note Regarding Forward-looking Statements

Certain information in this Form 10-Q, as well as in other public filings, press releases and oral statements made by our representatives, is forward-looking information based on current expectations and plans that involve risks and uncertainties. Forward-looking information includes statements concerning pharmacy sales trends, prescription margins, number and location of new store openings, the level of capital expenditures, demographic trends; as well as those that include or are preceded by the words "expects,""estimates,""believes" or similar language. For such statements, we claim the protection of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

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

        (a) The company held its Annual Meeting of Shareholders on January 12, 2000.

        (c) The shareholders voted for election of the following directors to serve until the next annual meeting or until their successors are elected and qualified (votes in after-split number of shares):
                                                         Votes
                                            Votes for    Withheld
               L. Daniel Jorndt            829,724,687   3,168,714
               David W. Bernauer           829,701,495   3,168,714
               Vernon A. Brunner           829,613,657   3,168,714
               William C. Foote            829,340,145   3,168,714
               James J. Howard             829,258,356   3,168,714
               Alan G. McNally             829,240,368   3,168,714
               Cordell Reed                829,374,034   3,168,714
               David Y. Schwartz           829,330,132   3,168,714
               John B. Schwemm             829,232,053   3,168,714
               Marilou M. von Ferstel      829,260,401   3,168,714
               Charles R. Walgreen III     829,636,038   3,168,714


Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits filed with this report:

            27.   Financial Data Schedule

         (b) Reports on Form 8-K:

             No reports were filed on Form 8-K during the quarter which ended February 29, 2000.


                                       10
                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                               WALGREEN CO.
                                               (Registrant)


Dated April 11, 2000                           /s/R.L. Polark
                                               R.L. Polark
                                               Senior Vice President
                                               (Chief Financial Officer)



Dated April 11, 2000                           /s/W.M. Rudolphsen
                                               W.M. Rudolphsen
                                               Controller
                                               (Chief Accounting Officer)




                                       11
                                INDEX TO EXHIBITS

DOCUMENT FILED WITH THIS REPORT


Exhibit 27     Financial Data Schedule