Form 10-Q
period 2000-05-31
WALGREEN CO
filed 2000-07-12
CIK 104207

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED MAY 31, 2000

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

(847) 940-2500
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [ ]

The number of shares issued and outstanding of the registrant’s Common Stock, $.078125 par value, as of June 30, 2000 was 1,009,984,711.

WALGREEN CO. AND SUBSIDIARIES

CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

The consolidated condensed financial statements included herein have been prepared by the company pursuant to the rules and regulations of the Securities and Exchange Commission. The Consolidated Condensed Balance Sheet as of May 31, 2000, the Consolidated Condensed Statements of Earnings for the three and nine months ended May 31, 2000 and 1999, and the Consolidated Condensed Statements of Cash Flows for the nine months ended May 31, 2000 and 1999, have been prepared without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the company’s latest annual report on Form 10-K.

In the opinion of the company the condensed statements for the unaudited interim periods presented include all adjustments, consisting only of normal recurring adjustments, necessary to present a fair statement of the results for such interim periods. Because of the influence of certain holidays, seasonal and other factors on the company’s operations, net earnings for any interim period may not be comparable to the same interim period in previous years, nor necessarily indicative of earnings for the full year.

WALGREEN CO. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(Dollars in Millions)

	(Unaudited)
	May 31,	August 31,
	2000	1999
ASSETS
Current Assets:
Cash and cash equivalents	$ 47.0	$ 141.8
Accounts receivable	623.2	486.5
Inventories	2,595.2	2,462.6
Other current assets	82.9	130.8
Total Current Assets	3,348.3	3,221.7
Property and Equipment, at cost, less
accumulated depreciation and amortization of
$1,032.4 at May 31 and $878.8 at August 31	3,178.1	2,593.9
Other Non-Current Assets	104.2	91.1
TOTAL ASSETS	$ 6,630.6	$ 5,906.7

LIABILITIES & SHAREHOLDERS' EQUITY
Current Liabilities:
Trade accounts payable	$ 1,199.5	$ 1,130.3
Other current liabilities	866.1	793.5
Total Current Liabilities	2,065.6	1,923.8
Non-Current Liabilities:
Deferred income taxes	70.1	74.8
Other non-current liabilities	466.5	423.8
Total Non-Current Liabilities	536.6	498.6
Shareholders' Equity:
Preferred stock $.0625 par value; authorized
32 million shares; none issued	-	-
Common stock $.078125 par value; authorized
3.2 billion shares; issued and outstanding
1,009,308,085 at May 31 and
1,004,022,258 at August 31	78.9	78.4
Paid-in capital	344.2	258.9
Retained Earnings	3,605.3	3,147.0
Total Shareholders' Equity	4,028.4	3,484.3
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY	$ 6,630.6	$ 5,906.7

The accompanying Notes to Consolidated Condensed Financial
Statements are an integral part of these Statements.

WALGREEN CO. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
(UNAUDITED)
(In Millions Except Per Share Data)

	Three Months Ended		Nine Months Ended
	May 31,	May 31,	May 31,	May 31,
	2000	1999	2000	1999
Net sales	$5,394.1	$4,571.4	$15,826.1	$13,278.8

Costs and Deductions:
Cost of sales	3,943.1	3,330.7	11,559.4	9,664.8
Selling, occupancy and
administration	1,138.2	984.4	3,352.5	2,859.0
	5,081.3	4,315.1	14,911.9	12,523.8
Other (Income)Expense:
Interest income	(2.1)	(5.9)	(4.7)	(8.2)
Interest expense	-	-	0.4	0.2
	(2.1)	(5.9)	(4.3)	(8.0)

Earnings before income tax provision	314.9	262.2	918.5	763.0
Income tax provision	121.3	102.9	358.2	299.5
Net earnings	$193.6	$159.3	$560.3	$463.5
Per Share-
Basic	$0.20	$0.16	$0.56	$0.46
Diluted	$0.19	$0.16	$0.55	$0.46

Dividends declared	$0.03375	$0.03250	$0.10125	$0.0975

Average shares outstanding	1,008.3	1,001.7	1,006.5	999.3
Dilutive effect of stock options	12.0	13.9	12.5	14.1
Average shares outstanding assuming
dilution	1,020.3	1,015.6	1,019.0	1,013.4

The accompanying Notes to Consolidated Condensed Financial
Statements are an integral part of these Statements.

WALGREEN CO. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Dollars in Millions)

	Nine Months Ended
	May 31,	May 31,
	2000	1999

Net cash provided by operating activities	$ 627.5	$ 520.4

Cash Flows from Investing Activities:
Additions to property and equipment	(777.9)	(485.1)
Proceeds from the surrender of corporate-
owned life insurance policies	47.7	-
Other	19.6	46.2
Net cash used for investing activities	(710.6)	(438.9)

Cash Flows from Financing Activities:
Cash dividends paid	(100.5)	(96.1)
Proceeds from employee stock plans	93.0	111.3
Other	(4.2)	14.2
Net cash (used for)provided by financing activities	(11.7)	29.4

Changes in Cash and Cash Equivalents:
Net (decrease)increase in cash and cash equivalents	(94.8)	110.9
Cash and cash equivalents at beginning of year	141.8	144.4
Cash and Cash Equivalents at end of period	$ 47.0	$ 255.3

The accompanying Notes to Consolidated Condensed Financial
Statements are an integral part of these Statements.

6

WALGREEN CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(1) Inventories are valued on a lower of last-in, first-out (LIFO) cost or market basis. At May 31, 2000 and August 31, 1999, inventories would have been greater by $583.5 million and $536.0 million respectively, if they had been valued on a lower of first-in, first-out (FIFO) cost or market basis. LIFO inventory costs can only be determined annually when inflation rates and inventory levels are finalized; therefore, LIFO inventory costs for interim financial statements are estimated. Cost of sales is primarily derived from an estimate based upon point-of-sale scanning and adjusted based on periodic inventories.

(2) During the first quarter of the current fiscal year, the company implemented Statement of Position 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This pronouncement provides guidance on the capitalization of costs related to internal use software. The adoption of this pronouncement has not had, nor is it expected to have, a material impact on the company's consolidated financial position or results of operations for the year.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

Net earnings for the third quarter, ended May 31, 2000, were $193.6 million or $.19 per share(diluted). This was a 21.5% increase over last year. Net earnings for the nine months were up 20.9% to $560.3 million or $.55 per share(diluted). Net earnings increases resulted from improved sales and lower expense ratios, which were partially offset by lower gross margin rates.

Sales increased by 18.0% in the third quarter, to $5.4 billion, and rose by 19.2% to $15.8 billion for the first nine months. Drugstore sales increases resulted from sales gains in existing stores and added sales from new stores, each of which include an indeterminate amount of market-driven price changes. Comparable drugstore (those open at least one year) sales were up 10.6% and 12.0% for the quarter and first nine months. New store openings accounted for 10.3% and 10.9% of the quarterly and nine-month sales increases. The company operated 3,051 drugstores as of May 31, 2000, compared to 2,738 a year earlier.

Prescription sales increased 24.2% for the third quarter and 25.7% for the first nine months. Prescription sales in comparable stores increased 17.3% for the quarter and 19.4% for the nine-month period. Store-level third party sales, where reimbursement is received from managed care organizations and government and private insurance, were 85.4% of pharmacy sales compared to 82.9% a year ago. Pharmacy sales trends are expected to continue primarily because of expansion into new markets, increased penetration in existing markets and demographic changes such as the aging population.

Gross margins were 26.9% of sales in the quarter and 27.0% for the nine-month period compared to 27.1% and 27.2% for the comparable periods last year. The increase in third party sales as a percent of prescription sales, as well as modest decrease in generic utilization rates, resulted in lower overall pharmacy margins. Margins improved slightly in the rest of the store.

The company uses the LIFO method of inventory valuation, which can only be determined annually when inflation rates and inventory levels are finalized; therefore, LIFO inventory costs for interim financial statements are estimated. Cost of sales includes a LIFO provision of $13.0 million and $47.5 million for the quarter and nine-month period ended May 31, 2000 versus $15.8 million and $45.9 million for the same period a year ago. During the quarter the company lowered its estimated annual rate to 2.25% from 2.50% primarily due to lower than projected pharmacy inflation.

Selling, occupancy and administration expenses decreased to 21.1% from 21.5% of sales in the quarter and to 21.2% from 21.5% of sales for the nine months. Lower store closing costs and other headquarters expenses, as a percent to sales, were the major reasons for the decline in the quarter and nine months. The growth in mail order pharmacy, which has a lower expense ratio, also contributed to the decrease.

During the quarter the effective tax rate was lowered from 39.25% to 39.00% for the nine-month period this fiscal year. Last year the effective rate was 39.25% for the comparable period. The decrease was principally a result of lower state income taxes and the settlement of various IRS matters.

FINANCIAL CONDITION

Cash and cash equivalents were $47.0 million at May 31, 2000, compared to $255.3 million at May 31, 1999. Short-term investment objectives are to maximize yields, while minimizing risk and maintaining liquidity. To attain these objectives, investment limits are placed on the amount, type and issuer of securities.

Net cash provided by operating activities for the first nine months of fiscal 2000 was $627.5 million compared to $520.4 million a year ago. The company’s profitability is the principal source for providing funds for expansion and remodeling programs, dividends to shareholders and funding for various technological improvements.

Net cash used for investing activities was $710.6 million versus $438.9 million last year. Additions to property and equipment were $777.9 million compared to $485.1 million last year. There were 303 new or relocated drugstores opened during the first nine months of this year compared to 264 for the same period last year. There were 209 owned locations opened during the first nine months of the year or under construction at May 31, 2000 versus 106 for the same period last year. During the nine-month period, the company surrendered corporate-owned life insurance policies resulting in net proceeds of $47.7 million.

Capital expenditures for fiscal 2000 are budgeted to be over $1 billion. The company expects to open more than 450 new stores in fiscal 2000 and have a total of 6,000 drugstores by the year 2010. By the end of calendar year 2000, stores will be added in two more states - Utah and Wyoming, bringing coverage to 43 states and Puerto Rico. Major new markets are Atlanta, Baltimore and Southern California, where 200 full-size stores are planned by 2004. The company is continuing to relocate stores to more convenient and profitable freestanding locations. Of the more than 450 stores opening this fiscal year, approximately 100 will be relocations. In addition to new stores, a significant portion of the expenditures will be made for technology and distribution centers. Plans are to open or expand one distribution center a year for the next five years. This growth may necessitate future long-term borrowings. In October the company launched its totally redesigned Internet pharmacy which is processing approximately 3,000 prescriptions a day. More than 90 percent of the internet pharmacy customers choose to pick up their prescriptions at a local Walgreens rather than waiting for mail delivery. This fall the company expects to add a broad assortment of non-prescription items to its web site.

Net cash used for financing activities was $11.7 million compared to $29.4 million provided a year ago. During both periods, the company obtained funds through the placement of short-term notes. At May 31, 2000, the company had $127 million in unused bank lines of credit and $100 million of unissued authorized debt securities, previously filed with the Securities and Exchange Commission.

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

The following factors, in addition to those discussed elsewhere in this Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended August 31, 1999, could cause results to differ materially from management expectations as projected in such forward-looking statements: changes in economic conditions generally or in the markets served by the company; consumer preferences and spending patterns; competition from other drugstore chains, supermarkets, on-line retailers, other retailers and mail order companies; changes in state or federal legislation or regulations; the efforts of third party payers to reduce prescription drug costs; the success of planned advertising and merchandising strategies; the availability and cost of real estate and construction; accounting policies and practices; the company’s ability to hire and retain pharmacists and other store and management personnel; the company’s relationships with its suppliers; the company’s ability to successfully implement new computer systems and technology; and adverse determinations with respect to litigation or other claims. The company assumes no obligation to update its forward-looking statements to reflect subsequent events or circumstances.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

      (a) Exhibit filed with this report:

            27.   Financial Data Schedule

      (b) Reports on Form 8-K:

          No reports were filed on Form 8-K during the quarter
          which ended May 31, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WALGREEN CO.
(Registrant)

Dated July 11, 2000	/s/R.L. Polark
R.L. Polark
Senior Vice President
(Chief Financial Officer)

Dated July 11, 2000	/s/W.M. Rudolphsen
W.M. Rudolphsen
Controller
(Chief Accounting Officer)