Form 10-Q/A
period 2000-05-31
WALGREEN CO
filed 2000-07-13
CIK 104207

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

The purpose of this Amendment is to correct and inadvertent omission of the Registrant's Financial Data Schedule for the quarter ended May31, 2000.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WALGREEN CO.
(Registrant)

Dated July 13, 2000	/s/R.L. Polark
R.L. Polark
Senior Vice President
(Chief Financial Officer)

2