Form 10-K
period 2000-08-31
WALGREEN CO
filed 2000-11-29
CIK 104207

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended August 31, 2000.

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

(Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code: (847) 940-2500

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock ($.078125 Par Value)	New York Stock Exchange Chicago Stock Exchange
Preferred Share Purchase Rights	New York Stock Exchange Chicago Stock Exchange

Securities registered pursuant to section 12(g) of the Act: None____

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

Yes X No _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [ ]

As of October 31, 2000, there were 1,013,038,901 shares of Walgreen Co. common stock, par value $.078125 per share, issued and outstanding and the aggregate market value of such common stock held by non-affiliates (based upon the closing transaction price on the New York Stock Exchange) was approximately $45,749,739,000.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the year ended August 31, 2000, only to the extent expressly so stated herein, are incorporated by reference into parts I, II and IV of Form 10-K. Portions of the registrant's proxy statement for its 2000 annual meeting of shareholders to be held January 10, 2001, are incorporated by reference into part III of Form 10-K.

PART I

Item 1. Business

    (a) General development of business.

Walgreen Co. (the "company" or "Walgreens") is America's largest drugstore retailer and during the fiscal year ended August 31, 2000, had net sales of $21.2 billion. The company served customers in 43 states and Puerto Rico through 3,162 retail drugstores and 3 mail service facilities.

In fiscal 2000, the company opened 462 new or relocated drugstores, completed remodelings of 30 units, and closed 118 drugstores. In the last five fiscal years, the company has opened 1612 new drugstores, 1 new mail service facility, completed remodelings of 227 units and closed 533 drugstores.

Prescription sales were 55.2% of total sales for fiscal 2000 compared to 52.4% in 1999 and 49.6% in 1998. Pharmacy sales trends are expected to continue primarily because of expansion into new markets, increased penetration in existing markets, availability of new drugs and demographic changes such as the aging population.

The company's website, walgreens.com, provides service and information to internet customers. Approximately 5,000 refill prescriptions come through the website daily. Over 90% of these orders are picked up at a store. The company added 18,000 nonprescription items to its website this fall to increase customer convenience.

The company expects to open 500 new stores in fiscal 2001 and have a total of 6,000 drugstores by the year 2010. The company is continuing to relocate stores to more convenient and profitable freestanding locations. In addition to new stores, a significant portion of the expenditures will be made for technology and distribution centers. Two new distribution centers are under construction in West Palm Beach, Florida, and the Dallas metropolitan area. Another is planned in northern Ohio, and an existing center in Woodland, California, is being expanded.

(b)	Financial information about industry segments.

The company's primary business is the operation of retail drugstores.

(c)	Narrative description of business.

(i) Principal products produced and services rendered.

The drugstores are engaged in the retail sale of prescription and nonprescription drugs and carry additional  product lines such as general merchandise, cosmetics, toiletries, household items, food and beverages. Customer prescription purchases can be made at the drugstores as well as through the mail, telephone and the internet.

The estimated contributions of various product classes to sales for each of the last three fiscal years are as follows:
	Percentage
Product Class	2000	1999	1998
Prescription Drugs	55%	52%	50%
Nonprescription Drugs *	11	12	12
Cosmetics, Toiletries *	8	8	8
General Merchandise	26	28	30
Total Sales	100%	100%	100%

            * Estimates based, in part, on store scanning information.

(ii)	Status of a product or segment.

Not applicable

(iii)	Sources and availability of raw materials.

Inventories are purchased from numerous domestic and foreign suppliers. The loss of any one supplier or group of suppliers under common control would not have a material effect on the business.

Fuel and other sources of energy are relied upon for the distribution of merchandise and in the general operations of the retail stores. The company has not experienced significant energy shortages nor have the increased energy costs during the past year materially affected the cost of operations. Energy savings programs are being implemented to further control these costs.

(iv)	Patents, trademarks, licenses, franchises and concessions held

Walgreens markets products under various trademarks and trade names and holds assorted business licenses (pharmacy, occupational, liquor, etc.) having various lives, which are necessary for the normal operation of business.

(v)	Seasonal variations in business.

The non-pharmacy business is seasonal in nature, with Christmas generating a higher proportion of sales and earnings than other periods. See the note "Summary of Quarterly Results (Unaudited)" on Page 29 of the Annual Report to Shareholders for the year ended August 31, 2000 ("Annual Report"), which is incorporated herein by reference.

(vi)	Working capital practices.

The company generally finances its inventory and expansion needs with internally  generated funds. During fiscal 2000 the company obtained funds through the placement of commercial paper. Short-term borrowings are also anticipated in fiscal 2001 to support  working capital needs.

Due to the nature of the retail drugstore business, sales are principally for cash. However, 86% of prescription sales are now covered by third party payers. Customer returns are immaterial.

(vii)	Dependence upon limited number of customers.

Sales are to numerous customers which include various managed care organizations; herefore, the loss of any one customer or a group of customers under common control would not have a material effect on the business. No customer accounts for ten percent or more of the company's consolidated sales.

(viii)	Backlog Orders.

Not applicable.

(ix)	Government contracts.

The company fills prescriptions for many state welfare plans. Revenues from all such plans are 5% of total sales.

(x)	Competitive conditions.

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

Sales by geographic area for fiscal 2000 were as follows:
State	Percent of Sales
Florida	19%
Illinois	13
Texas	9
Arizona	7
California	6
Wisconsin	4
37 other states and Puerto Rico	42
100%

	(xi)	Research and development activities.

The company does not engage in any material research activities.

	(xii)	Environmental disclosures.

Federal, state and local environmental protection requirements have no material effect upon capital expenditures, earnings or competitive position of the company.

	(xiii)	Number of employees.

The company employs approximately 116,000 persons, about 42,000 of whom are part-time employees working less than 30 hours per week.

(d)	Financial information about foreign and domestic operations and export sales.

All the company sales occur within the continental United States and Puerto Rico. There are no export sales.

Cautionary Note Regarding Forward-Looking Statements

Certain information in this annual report, as well as in other public filings, our web site, press releases and oral statements made by our representatives, is forward-looking information based on current expectations and plans that involve risks and uncertainties. Forward-looking information includes statements concerning pharmacy sales trends, prescription margins, number of new store openings, and the level of capital expenditures; as well as those that include or are preceded by the words "expects,""estimates,""believes" or similar language. For such statements, we claim the protection of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

The following factors, in addition to those discussed elsewhere in this annual report for the fiscal year ended August 31, 2000, could cause results to differ materially from management expectations as projected in such forward-looking statements: changes in economic conditions generally or in the markets served by the company; consumer preferences and spending patterns; competition from other drugstore chains, supermarkets, on-line retailers, other retailers and mail order companies; changes in state or federal legislation or regulations; the efforts of third party payers to reduce prescription drug costs; the success of planned advertising and merchandising strategies; the availability and cost of real estate and construction; accounting policies and practices; the company’s ability to hire and retain pharmacists and other store and management personnel; the company’s relationships with its suppliers; the company’s ability to successfully implement new computer systems and technology; and adverse determinations with respect to litigation or other claims. The company assumes no obligation to update its forward-looking statements to reflect subsequent events or circumstances.

Item 2. Properties

The number and location of the company's drugstores is incorporated by reference to the table under the caption "3,000 and Growing" on page 32 of the Annual Report. Most of the company's drugstores are leased. The leases are for various terms and periods. See the caption, "Leases" on page 26 of the Annual Report, which section is incorporated herein by reference. The company owns approximately 17% of the retail stores open at August 31, 2000. The company has an aggressive expansion program of adding new stores and remodeling and relocating existing stores. Net selling space of drugstores was increased from 29.2 million square feet at August 31, 1999, to 33.7 million square feet at August 31, 2000. Approximately 60% of company stores have been opened or remodeled during the past five years.

The company's retail drugstore operations are supported by nine distribution centers with a total of approximately 4.3 million square feet of space, of which 3.5 million square feet is owned. The remaining space is leased. All warehouses are served by modern distribution systems for order processing control, operating efficiencies and rapid merchandise delivery to stores. In addition, the company uses public warehouses to handle certain distribution needs. The company plans to, at a minimum, open or expand one distribution center a year for the next five years.

There are five principal office facilities containing approximately 700,000 square feet of which 500,000 square feet is owned and the remainder is leased. The company owns one mail service facility with a ground lease and leases two other facilities. The combined square footage of the facilities is approximately 187,000 square feet. The mail order and office facilities are adequate for current needs.

Item 3. Legal Proceedings

On September 29, 1999, the company was served with an action based on the company’s handling of partially filled prescriptions for private third-party plans by the Board of Trustees of the Carpenters & Millwrights of Houston & Vicinity Welfare Trust Fund, Civil Action No. 599CV216, which was filed in the United States District Court for the Eastern District of Texas. The complaint seeks certification as a class action, as well as damages and treble damages in excess of $1,000,000. Although the ultimate disposition of this suit cannot be forecast with certainty, management is of the opinion that this litigation should not have a material adverse effect on the company’s consolidated financial position or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following information is furnished with respect to each executive officer of the company as of August 31, 2000:

NAME AND BUSINESS EXPERIENCE	AGE	OFFICE HELD
L. Daniel Jorndt	59	Chairman and Chief Executive Officer
Chairman of the Board since January 1999 Chief Executive Officer since January 1998 President and Chief Operating Officer February 1990 to January 1999 Director since January 1990
David W. Bernauer	56	President and Chief Operating Officer

President and Chief Operating Officer Since January 1999

Senior Vice President July 1996 to January 1999

Chief Information Officer February 1995 to January 1999

Vice President February 1990 to July 1996

Director since January 1999

Vernon A. Brunner	60	Executive Vice President
Executive Vice President since February 1990 Director since July 1999
Jerome B. Karlin	58	Executive Vice President
Executive Vice President since February 1999 Vice President September 1987 to February 1999
Robert C. Atlas *	65	Senior Vice President
Senior Vice President since February 1999 Vice President September 1987 to February 1999
W. Lynn Earnest	57	Senior Vice President
Senior Vice President since February 1999 Vice President July 1992 to February 1999 Treasurer July 1992 to February 1996
George C. Eilers	60	Senior Vice President
Senior Vice President since February 1999 Regional Vice President, Drug Store Division, July 1992 to February 1999

 * Mr. Atlas retired effective September 1, 2000.

EXECUTIVE OFFICERS OF THE REGISTRANT - continued:

NAME AND BUSINESS EXPERIENCE	AGE	OFFICE HELD
Julian A. Oettinger	61	Senior Vice President, Secretary and General Counsel
Senior Vice President, Secretary and General Counsel since January 2000 Vice President, Secretary and General Counsel January 1989 to January 2000
Roger L. Polark	52	Senior Vice President and Chief Financial Officer
Senior Vice President and Chief Financial Officer since February 1995
William A. Shiel	49	Senior Vice President
Senior Vice President since July 1993
J. Randolph Lewis	50	Senior Vice President
Senior Vice President since January 2000 Vice President March 1996 to January 2000 Divisional Vice President, Logistics and Planning September 1992 to February 1996
John W. Gleeson	53	Vice President
Vice President Corporate Strategy since February 2000 Divisional Vice President, Marketing Systems and Services July 1992 to January 2000
Dana I. Green	50	Vice President
Vice President since May 2000 Divisional Vice President July 1998 to January 2000 Director, Employee Relations May 1989 to July 1998
Robert H. Halaska	59	Vice President
Vice President since April 1995 President, WHP Health Initiatives, Inc. since October 1995 President, Walgreens Healthcare Plus, Inc. since September 1991
Dennis R. O'Dell	53	Vice President
Vice President since January 2000 Divisional Vice President January 1997 to January 2000 Divisional Merchandise Manager May 1993 to January 1997
Jeffrey A. Rein	48	Vice President
Vice President since July 1999 Treasurer March 1996 to January 2000 District Manager July 1990 to February 1996

EXECUTIVE OFFICERS OF THE REGISTRANT - continued:

NAME AND BUSINESS EXPERIENCE	AGE	OFFICE HELD
Trent E. Taylor	43	Vice President
Vice President since January 2000 Chief Information Officer since January 1999 Director, Infrastructure August 1995 to January 1999
Mark A. Wagner	39	Treasurer
Treasurer since January 2000 Vice President, Drug Store Division February 1999 to January 2000 District Manager September 1993 to February 1999
William M. Rudolphsen	45	Controller
Controller since January 1998 Director of Accounting September 1995 to December 1997

There is no family relationship between any of the aforementioned officers of the company.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

The company's common stock is traded on the New York and Chicago Stock Exchanges under the symbol WAG. As of October 31, 2000 there were 88,526 recordholders of company common stock according to the records maintained by the company's transfer agent.

The range of the sales prices of the company's common stock by quarters during the two years ended August 31, 2000, are incorporated herein by reference to the note "Common Stock Prices" on page 29 of the Annual Report.

The range of the company’s cash dividends per common share during the two years ended August 31, 2000, are as follows:

Quarter Ended	2000	1999
November	$.03375	$.0325
February	.03375	.0325
May	.03375	.0325
August	.03375	.0325
Fiscal Year	$.135	$.13

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

Captions in Proxy

Names and ages of Director nominees, their principal occupations and other information

Securities Ownership of Directors and Executive Officers

Executive Compensation

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) Documents filed as part of this report
	(1)	The following financial statements, supplementary data, and report of independent public accountants appearing in the Annual Report are incorporated herein by reference.
		Consolidated Statements of Earnings and Shareholders’ Equity for the years ended August 31, 2000, 1999 and 1998	Annual Report Page Number 22
		Consolidated Balance Sheets at August 31, 2000 and 1999	23
		Consolidated Statements of Cash Flows for the years ended August 31, 2000, 1999 and 1998	24
		Statement of Major Accounting Policies	25 - 26
		Notes to Consolidated Financial Statements	26 - 29
		Report of Independent Public Accountants	30
		3,000 and Growing (Table of number of stores by state)	32
	(2)	The following financial statement schedule and related report of independent public accountants are included herein.
			10-K Page Number
		Schedule II Valuation and Qualifying Accounts	16
		Supplemental Report of Independent Public Accountants	17
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
	(3)	Exhibits 10(a) through 10(o) constitute management contracts or compensatory plans or arrangements required to be filed as exhibits pursuant to Item 14(c) of this Form 10-K.
(b)	Reports on Form 8-K
		No reports were filed on Form 8-K during the quarter that ended August 31, 2000.

(c)	Exhibit
	3.	(a)

By-Laws of the company, as amended and restated effective as of January 13, 1999, filed with the Securities and Exchange Commission as Exhibit 3(b) to the company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 1999, and incorporated by reference herein.

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

(ii)

Walgreen Co. Resolutions of Pricing Committee Relating to Debt Securities, filed with the Securities and Exchange Commission as Exhibit 4(a) to the company’s Current Report on Form 8-K dated June 17, 1986 (File No. 1-604), and incorporated by reference herein.

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

(ii)

Walgreen Co. Management Incentive Plan Amendment No. 1 (effective April 9, 1997), filed with the Securities and Exchange Commission as Exhibit 10 to the company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 1997, and incorporated by reference herein.

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

_____________________________________________________________________________

See Notes on page 15.

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

See Notes on page 15.

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

(n)

Walgreen Co. Nonemployee Director Stock Plan Amendment No. 2 (effective September 1, 1998), filed with the Securities and Exchange Commission as Exhibit 10(o)(iii) to the company’s Annual Report on Form 10-K for the fiscal year ended August 31, 1998, and incorporated by reference herein.

(o)

Agreement dated February 3, 1998, by and between Walgreen Co. and Charles R. Walgreen III (for consulting services), filed with the Securities and Exchange Commission as Exhibit 10(a) to the company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 1998, and incorporated by reference herein.

11.

The required information for this Exhibit is contained in the Consolidated Statements of Earnings and Shareholders Equity for the years ended August 31, 2000, 1999 and 1998 and also in the Statement of Major Accounting Policies, each appearing in the Annual Report and previously referenced in Part IV, Item 14, Section (a)(1).

13.

Annual Report to shareholders for the fiscal year ended August 31, 2000. This report, except for those portions thereof which are expressly incorporated by reference in this Form 10-K, is being furnished for the information of the Securities and Exchange Commission and is not deemed to be "filed" as a part of the filing of this Form 10-K.

21.	Subsidiaries of the Registrant.
23.	Consent of Independent Public Accountants.
27.	Financial Data Schedule.

_______________________________________________________________________________

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

WALGREEN CO. AND SUBSIDIARIES

SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED AUGUST 31, 2000, 1999 AND 1998

(Dollars in Millions)

Classification	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions	Balance at End of Period
Allowances deducted from receivables
For doubtful accounts -
Year Ended August 31, 2000	$ 9.0	$24.3	$(16.4)	$16.9
Year Ended August 31, 1999	$11.2	$27.0	$(29.2)	$ 9.0
Year Ended August 31, 1998	$12.6	$17.3	$(18.7)	$11.2

ARTHUR ANDERSEN LLP

SUPPLEMENTAL REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Walgreen Co.:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in Walgreen Co. and Subsidiaries' annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated October 6, 2000. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. Schedule II included in this Form 10-K is the responsibility of the company's management, is presented for purposes of complying with the Securities and Exchange Commission's rules, and is not part of the basic financial statements. Schedule II has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ Arthur Andersen LLP

Chicago, Illinois
October 6, 2000

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WALGREEN CO.
(Registrant)

By /s/	Roger L. Polark	Date: November 27, 2000
Roger L. Polark
Senior Vice President
Chief Financial Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated.

	Name	Title	Date
/s/	L. Daniel Jorndt	Chairman of the Board,	November 27, 2000
	L. Daniel Jorndt	Chief Executive Officer and Director
/s/	David W. Bernauer	President, Chief Operating	November 27, 2000
	David W. Bernauer	Officer and Director
/s/	William M. Rudolphsen	Controller	November 27, 2000
William M. Rudolphsen
/s/	Vernon A. Brunner	Executive Vice President	November 27, 2000
	Vernon A. Brunner	and Director
/s/	William C. Foote	Director	November 27, 2000
William C. Foote
/s/	James J. Howard	Director	November 27, 2000
James J. Howard
/s/	Alan G. McNally	Director	November 27, 2000
Alan G. McNally
/s/	Cordell Reed	Director	November 27, 2000
Cordell Reed
/s/	David Y. Schwartz	Director	November 27, 2000
David Y. Schwartz
	_______________	Director	November 27, 2000
John B. Schwemm
/s/	Marilou M. von Ferstel	Director	November 27, 2000
Marilou M. von Ferstel
	_______________	Director	November 27, 2000
C. R. Walgreen III