Form 10-Q
period 2000-11-30
WALGREEN CO
filed 2001-01-10
CIK 104207

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED NOVEMBER 30, 2000

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

Yes [X] No [ ]

The number of shares issued and outstanding of the registrant’s Common Stock, $.078125 par value, as of December 29, 2000 was 1,015,723,136.

WALGREEN CO. AND SUBSIDIARIES

CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

The consolidated condensed financial statements included herein have been prepared by the company pursuant to the rules and regulations of the Securities and Exchange Commission. The Consolidated Condensed Balance Sheet as of November 30, 2000, the Consolidated Condensed Statements of Earnings for the three months ended November 30, 2000 and 1999, and the Consolidated Condensed Statements of Cash Flows for the three months ended November 30, 2000 and 1999, have been prepared without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the company’s latest annual report on Form 10-K.

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

WALGREEN CO. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(Dollars in Millions)

	(Unaudited)
	November 30,	August 31,
	2000	2000
ASSETS
Current Assets:
Cash and cash equivalents	$ 14.2	$ 12.8
Accounts receivable	719.0	614.5
Inventories	3,260.8	2,830.8
Other current assets	91.8	92.0
Total Current Assets	4,085.8	3,550.1
Property and Equipment, at cost, less
accumulated depreciation and amortization of
$1,053.5 at November 30 and $991.5 at August 31	3,705.9	3,428.2
Other Non-Current Assets	119.5	125.4
TOTAL ASSETS	$ 7,911.2	$ 7,103.7

LIABILITIES & SHAREHOLDERS' EQUITY
Current Liabilities:
Notes payable	$ 461.2	$ -
Trade accounts payable	1,538.7	1,364.0
Other current liabilities	894.7	939.7
Total Current Liabilities	2,894.6	2,303.7
Non-Current Liabilities:
Deferred income taxes	107.8	101.6
Other non-current liabilities	474.1	464.4
Total Non-Current Liabilities	581.9	566.0
Shareholders' Equity:
Preferred stock $.0625 par value; authorized
32 million shares; none issued	-	-
Common stock $.078125 par value; authorized
3.2 billion shares; issued and outstanding
1,014,072,018 at November 30 and
1,010,818,890 at August 31	79.2	79.0
Paid-in capital	444.8	367.2
Retained Earnings	3,910.7	3,787.8
Total Shareholders' Equity	4,434.7	4,234.0
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY	$ 7,911.2	$ 7,103.7

The accompanying Notes to Consolidated Condensed Financial
Statements are an integral part of these Statements.

3
WALGREEN CO. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
(UNAUDITED)
(Dollars in Millions Except Per Share Data)

	Three Months Ended
	November 30,
	2000	1999
Net sales	$ 5,614.2	$ 4,823.2

Costs and Deductions:
Cost of sales	4,126.1	3,551.0
Selling, occupancy and administration	1,230.5	1,062.0
	5,356.6	4,613.0
Other (Income)Expense:
Interest income	(0.4)	(1.3)
Interest expense	0.4	0.2
	-	(1.1)

Earnings before income tax provision	257.6	211.3
Income tax provision	99.2	83.5
Net earnings	$ 158.4	$ 127.8

Per Share-
Basic	$ 0.16	$ 0.13
Diluted	$ 0.15	$ 0.13

Dividends declared	$ 0.03500	$ 0.03375

Average shares outstanding	1,012.4	1,004.7
Dilutive effect of stock options	13.8	12.8
Average shares outstanding assuming dilution	1,026.2	1,017.5

The accompanying Notes to Consolidated Condensed Financial
Statements are an integral part of these Statements.

4

WALGREEN CO. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Dollars in Millions)

	Three Months Ended
	November 30,
	2000	1999

Net cash used for operating activities	$(120.5)	$(50.1)

Cash Flows from Investing Activities:
Additions to property and equipment	(346.8)	(216.6)
Proceeds from the surrender of corporate-
owned life insurance policies	-	47.7
Other	2.3	2.2
Net cash used for investing activities	(344.5)	(166.7)

Cash Flows from Financing Activities:
Net proceeds from notes payable	461.2	98.0
Cash dividends paid	(34.1)	(32.6)
Proceeds from shares issued under the employee
stock and benefit plans	43.7	18.8
Other	(4.4)	2.8
Net cash provided by financing activities	466.4	87.0

Changes in Cash and Cash Equivalents:
Net increase(decrease) in cash and cash equivalents	1.4	(129.8)
Cash and cash equivalents at beginning of year	12.8	141.8
Cash and Cash Equivalents at end of period	$ 14.2	$ 12.0

The accompanying Notes to Consolidated Condensed Financial
Statements are an integral part of these Statements.

5

WALGREEN CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(1) Inventories are valued on a lower of last-in, first-out (LIFO) cost or market basis. At November 30, 2000 and August 31, 2000, inventories would have been greater by $591.2 million and $574.8 million respectively, if they had been valued on a lower of first-in, first-out (FIFO) cost or market basis. LIFO inventory costs can only be determined annually when inflation rates and inventory levels are finalized; therefore, LIFO inventory costs for interim financial statements are estimated. Cost of sales is primarily derived from an estimate based upon point-of-sale scanning and adjusted based on periodic inventories.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

Net earnings for the first quarter of fiscal 2001 were $158.4 million or $.15 per share. This was a 23.9% increase in net earnings over last year. Net earnings increases resulted from improved sales and gross profit and lower expense ratios.

Sales for the quarter ended November 30, 2000, increased by 16.4% to $5.6 billion. Drugstore sales increases resulted from sales gains in existing stores and added sales from new stores, each of which include an indeterminate amount of market-driven price changes. Comparable drugstore (those open at least one year) sales were up 10.8% for the quarter. New store openings accounted for 10.1% of the quarterly sales increase. The company operated 3,259 drugstores as of November 30, 2000, compared to 2,894 a year earlier.

Prescription sales increased 21.0% for the first quarter and were 57.5% of total sales compared to 55.3% a year ago. Prescription sales in comparable stores increased 17.6%. Third party sales, where reimbursement is received from managed care organizations and government and private insurance, were 88% of pharmacy sales compared to 85% a year ago. Pharmacy sales trends are expected to continue primarily because of expansion into new markets, increased penetration in existing markets, availability of new drugs, and demographic changes such as the aging population.

Gross profit as a percent of sales was 26.5% in the quarter compared to 26.4% last year. Pharmacy margins remained stable despite the increase in third party sales. Margins improved in the rest of the store.

The company uses the LIFO method of inventory valuation, which can only be determined annually when inflation rates and inventory levels are finalized; therefore, LIFO inventory costs for interim financial statements are estimated. Cost of sales for the November quarter includes a LIFO provision of $16.4 million ($.01 per share) versus $17.6 million ($.01 per share) for the same period a year ago.

Selling, occupancy and administration expenses were 21.9% of sales in the quarter compared to 22.0% a year ago. The decrease, as a percent to sales, was partially caused by lower store salaries and expenses. Other expenses, such as advertising and headquarters, continue to decline on a percent to sales basis as they are spread over a larger sales base.

The effective tax rate, unchanged from the annual fiscal 2000 rate of 38.50%, is lower compared to the 39.50% rate used for the first quarter of fiscal 2000. The decrease was principally the result of lower state income taxes and the settlement of various IRS matters.

FINANCIAL CONDITION

Cash and cash equivalents were $14.2 million at November 30, 2000, compared to $12 million at November 30, 1999. Short-term investment objectives are to maximize yields, while minimizing risk and maintaining liquidity. To attain these objectives, investment limits are placed on the amount, type and issuer of securities.

Net cash used for operating activities for the first quarter was $120.5 million compared to $50.1 million used a year ago. The change between periods was principally due to timing of inventory purchases and corresponding vendor payments. The company’s profitability is the principal source for providing funds for expansion and remodeling programs, dividends to shareholders and funding for various technological improvements.

Net cash used for investing activities was $344.5 million versus $166.7 million last year. Additions to property and equipment were $346.8 million compared to $216.6 million last year. There were 126 new or relocated drugstores opened during the first quarter of this year. This compares to 94 in the same period last year. New stores are owned or leased. There were 135 owned locations opened during the quarter or under construction at November 30, 2000 versus 64 for the same period last year. During the first quarter last year, the company surrendered corporate-owned life insurance policies resulting in net proceeds of $47.7 million.

Capital expenditures for fiscal 2001 are expected to reach $1.4 billion. The company expects to open 500 new stores in fiscal 2001 and have a total of 6,000 drugstores by the year 2010. The company is continuing to relocate stores to more convenient and profitable freestanding locations. In addition to new stores, a significant portion of the expenditures will be made for technology and distribution centers. Two new distribution centers are under construction in West Palm Beach, Florida, and the Dallas metropolitan area. Another is planned in northern Ohio as well as the expansion of several existing centers.

Net cash provided by financing activities was $466.4 million compared to $87.0 million a year ago. The change was principally due to increases in short-term borrowings which were necessary to fund seasonal buildup of inventories and company growth. At November 30, 2000, the company had $116 million in unused bank lines of credit and $100 million of unissued authorized debt securities, previously filed with the Securities and Exchange Commission.

Financial Accounting Board Statements Nos. 133 and 138 "Accounting for Derivative Instruments and Hedging Activities" became effective for the company's fiscal 2001 first quarter. These pronouncements have no material impact on the company's consolidated financial position or results of operations.

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

The following factors, in addition to those discussed elsewhere in this Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended August 31, 2000, could cause results to differ materially from management expectations as projected in such forward-looking statements: changes in economic conditions generally or in the markets served by the company; consumer preferences and spending patterns; competition from other drugstore chains, supermarkets, on-line retailers, other retailers and mail order companies; changes in state or federal legislation or regulations; the efforts of third party payers to reduce prescription drug costs; the success of planned advertising and merchandising strategies; the availability and cost of real estate and construction; accounting policies and practices; the company’s ability to hire and retain pharmacists and other store and management personnel; the company’s relationships with its suppliers; the company’s ability to successfully implement new computer systems and technology; and adverse determinations with respect to litigation or other claims. The company assumes no obligation to update its forward-looking statements to reflect subsequent events or circumstances.

PART II. OTHER INFORMATION

Item. 6 Reports on Form 8-K

        No reports on Form 8-K were filed by the Registrant during the quarter ending November 30, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                            WALGREEN CO.

                                                                            (Registrant)

Dated January 9, 2001                                            /s/R.L. Polark

                                                                              R.L. Polark

                                                                              Senior Vice President

                                                                             (Chief Financial Officer)

Dated January 9, 2001                                          /s/W.M. Rudolphsen

                                                                             W.M. Rudolphsen

                                                                             Controller

                                                                             (Chief Accounting Officer)