Form 10-Q
period 2001-02-02
WALGREEN CO
filed 2001-04-10
CIK 104207

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED FEBRUARY 28, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______to _______

Commission File Number
1-604

WALGREEN CO.
(Exact name of registrant as specified in its charter)

Illinois	36-1924025
(State of Incorporation	(I.R.S Employer Identification No.)

200 Wilmot Road, Deerfield, Illinois	60015
(Address of principal executive offices)	(Zip Code)

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
Yes [X] No [ ]

The number of shares issued and outstanding of the registrant's Common Stock, $.078125 par value, as of March 31, 2001 was 1,017,896,589.

WALGREEN CO. AND SUBSIDIARIES

CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

The consolidated condensed financial statements included herein have been prepared by the company pursuant to the rules and regulations of the Securities and Exchange Commission. The Consolidated Condensed Balance Sheet as of February 28, 2001, the Consolidated Condensed Statements of Earnings for the three and six months ended February 28, 2001 and February 29, 2000, and the Consolidated Condensed Statements of Cash Flows for the six months ended February 28, 2001 and February 29, 2000, have been prepared without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the company's latest annual report on Form 10-K.

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

WALGREEN CO. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(Dollars in Millions)

	(Unaudited)
	February 28,	August 31,
	2001	2000
Assets
Current Assets:
Cash and cash equivalents	$ 74.6	$ 12.8
Accounts receivable	774.1	614.5
Inventories	3,206.5	2,830.8
Other current assets	106.6	92.0
Total Current Assets	4,161.8	3,550.1
Property and Equipment, at cost, less
accumulated depreciation and amortization of
$1,105.2 at February 28 and $991.5 at August 31	3,914.4	3,428.2
Other Non-Current Assets	99.7	125.4
Total Assets	$ 8,175.9	$ 7,103.7

Liabilities & Shareholders' Equity
Current Liabilities:
Short term borrowings	$ 324.8	$ -
Trade accounts payable	1,435.0	1,364.0
Other current liabilities	1,020.1	939.7
Total Current Liabilities	2,779.9	2,303.7
Non-Current Liabilities:
Deferred income taxes	114.0	101.6
Other non-current liabilities	484.3	464.4
Total Non-Current Liabilities	598.3	566.0
Shareholders' Equity
Preferred stock $.0625 par value; authorized
32 million shares; none issued	-	-
Common stock $.078125 par value; authorized
3.2 billion shares; issued and outstanding
1,017,397,719 at February 28 and
1,010,818,890 at August 31	79.5	79.0
Paid-in capital	546.2	367.2
Retained earnings	4,172.0	3,787.8
Total Shareholders' Equity	4,797.7	4,234.0
Total Liabilities & Shareholders' Equity	$ 8,175.9	$ 7,103.7

The accompanying Notes to Consolidated Condensed Financial

Statements are an integral part of these Statements.

WALGREEN CO. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
(UNAUDITED)
(In Millions Except Per Share Data)

	Three Months Ended		Six Months Ended
	Feb. 28,	Feb. 29,	Feb. 28,	Feb. 29,
	2001	2000	2001	2000

Net Sales	$6,429.0	$5,608.8	$12,043.2	$10,432.0

Costs and Deductions:
Cost of sales	4,658.2	4,065.3	8,784.3	7,616.3
Selling, occupancy and
administration	1,313.9	1,152.3	2,544.4	2,214.3
	5,972.1	5,217.6	11,328.7	9,830.6
Other (Income)Expense:
Interest income	(1.8)	(1.3)	(2.2)	(2.6)
Interest expense	1.0	.2	1.4	.4
Other income	(22.1)	-	(22.1)	-
	(22.9)	(1.1)	(22.9)	(2.2)
Earnings before income tax
provision	479.8	392.3	737.4	603.6
Income tax provision	182.9	153.4	282.1	236.9
Net earnings	$ 296.9	$ 238.9	$ 455.3	$ 366.7
Per share-
Basic	$ .29	$ .23	$ .45	$ .36
Diluted	$ .29	$ .23	$ .44	$ .36

Dividends declared	$ .03500	$ .03375	$ .07000	$ .06750

Average shares outstanding	1,015.8	1,006.4	1,014.1	1,005.6
Dilutive effect of stock
options	13.7	13.0	13.6	12.8
Average shares outstanding
assuming dilution	1,029.5	1,019.4	1,027.7	1,018.4

The accompanying Notes to Consolidated Condensed Financial

Statements are an integral part of these Statements.

WALGREEN CO. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in Millions)

	Six Months Ended
	Feb. 28,	Feb. 29,
	2001	2000

Net cash provided by operating activities	$ 306.5	$ 326.3

Cash flows from investing activities:
Additions to property and equipment	(636.6)	(491.1)
Net proceeds from corporate-owned life insurance
policies	49.1	46.7
Other	14.7	7.3
Net cash used for investing activities	(572.8)	(437.1)

Cash flows from financing activities:
Net proceeds from short term borrowings	324.8	7.1
Proceeds from shares issued under the employee
stock and benefit plans	78.5	41.3
Cash dividends paid	(69.7)	(66.6)
Other	(5.5)	(1.0)
Net cash provided by(used for) financing activities	328.1	(19.2)

Changes in cash and cash equivalents:
Net increase(decrease) in cash and cash equivalents	61.8	(130.0)
Cash and cash equivalents at beginning of year	12.8	141.8
Cash and cash equivalents at end of period	$ 74.6	$ 11.8

The accompanying Notes to Consolidated Condensed Financial

Statements are an integral part of these Statements.

WALGREEN CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(1) Inventories are valued on a lower of last-in, first-out (LIFO) cost or market basis. At February 28, 2001 and August 31, 2000, inventories would have been greater by $618.0 million and $574.8 million respectively, if they had been valued on a lower of first-in, first-out (FIFO) cost or market basis. LIFO inventory costs can only be determined annually when inflation rates and inventory levels are finalized; therefore, LIFO inventory costs for interim financial statements are estimated. Cost of sales is primarily derived from an estimate based upon point-of-sale scanning and adjusted based on periodic inventories.

(2) The company capitalized interest expense as part of significant construction projects. The amounts capitalized were $4.5 million and $9.0 million for the quarter and six-month periods ended February 28, 2001 versus $.9 million and $1.7 million for the comparable periods a year ago.

MANAGEMENT'S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

Net earnings for the second quarter, ended February 28, 2001, were $296.9 million or $.29 per share (diluted). This was a 24.3% increase in net earnings over last year. Included in this quarter's results was a $22.1 million pre-tax gain ($.01 per share) for a partial payment of the company's share of the brand name prescription drug antitrust litigation settlement. Net earnings for the six months were up 24.2% to $455.3 million or $.44 per share (diluted). Excluding the gain, the first half earnings rose 20.5% to $441.7 million or $.43 per share (diluted). Net earnings increases resulted from improved sales and lower expense ratios, and a slight increase in gross margin rates.

Net sales increased by 14.6% in the second quarter, to $6.4 billion, and rose by 15.4% to $12.0 billion for the first six months. Drugstore sales increases resulted from sales gains in existing stores and added sales from new stores, each of which include an indeterminate amount of market-driven price changes. Comparable drugstore (those open at least one year) sales were up 8.7% and 9.7% for the quarter and first six months. New store openings accounted for 11.0% and 10.6% of the quarterly and six-month sales increase. The company operated 3,343 drugstores as of February 28, 2001, compared to 2,967 a year earlier.

Prescription sales increased 20.0% for the second quarter and 20.5% for the first six months. Prescription sales in comparable stores increased 16.8% for the quarter and 17.2% for the six-month period. Third party sales, where reimbursement is received from managed care organizations and government and private insurance, were 88% of pharmacy sales compared to 85% a year ago. Pharmacy sales growth trends are expected to continue primarily because of expansion into new markets, increased penetration in existing markets, availability of new drugs, and demographic changes such as the aging population.

Gross margins were 27.5% of sales in the quarter and 27.1% for the six-month period compared to 27.5% and 27.0% for the comparable periods last year. Pharmacy margins decreased slightly while margins improved in the rest of the store.

The company uses the LIFO method of inventory valuation, which can only be determined annually when inflation rates and inventory levels are finalized; therefore, LIFO inventory costs for interim financial statements are estimated. Cost of sales includes a LIFO provision of $26.8 million ($.02 per share) and $43.2 million ($.03 per share) for the quarter and six-month periods ended February 28, 2001 versus $16.9 million ($.01 per share) and $34.5 million ($.02 per share) for the same periods a year ago. During the quarter the company raised its estimated annual rate to 2.75% from 2.25% primarily due to higher than projected pharmacy inflation.

Selling, occupancy and administration expenses decreased to 20.4% from 20.5% of sales in the quarter and to 21.1% from 21.2% of sales for the six months. The decreases, as a percent to sales, were principally caused by lower store related expenses partially offset by higher occupancy costs.

The effective tax rate was lowered to 38.25% from the first quarter rate of 38.50%. The decrease was principally the result of the settlement of various IRS matters. The rate was lowered from 39.50% to 39.25% during the comparable period a year ago.

FINANCIAL CONDITION

Cash and cash equivalents were $74.6 million at February 28, 2001, compared to $11.8 million at February 29, 2000. Short-term investment objectives are to maximize yields, while minimizing risk and maintaining liquidity. To attain these objectives, investment limits are placed on the amount, type and issuer of securities.

Net cash provided by operating activities for the first half of fiscal 2001 was $306.5 million compared to $326.3 million a year ago. The company's profitability is the principal source for providing funds for expansion and remodeling programs, dividends to shareholders and funding for various technological improvements.

Net cash used for investing activities was $572.8 million versus $437.1 million last year. Additions to property and equipment were $636.6 million compared to $491.1 million last year. There were 238 new or relocated drugstores opened during the first half of this year compared to 197 in the same period last year. New stores are owned or leased. There were 179 owned locations opened during the first half of this year or under construction at February 28, 2001 versus 109 for the same period last year.

Capital expenditures for fiscal 2001 are expected to reach $1.4 billion. The company expects to open approximately 500 new stores in fiscal 2001 and have a total of 6,000 drugstores by the year 2010. The company is continuing to relocate stores to more convenient and profitable freestanding locations. In addition to new stores, a significant portion of the expenditures will be made for technology and distribution centers. Two new distribution centers are under construction in West Palm Beach, Florida, and the Dallas metropolitan area. Another is planned in northern Ohio as well as the expansion of several existing centers.

Net cash provided by financing activities was $328.1 million compared to $19.2 million used a year ago. The change was principally due to increases in short term commercial paper borrowings. These were needed to support the company's store and distribution center growth which include purchases of new store property, equipment and inventory. Based on the company's credit rating, additional short term borrowings are readily available to support this growth. At February 28, 2001, the company had $264 million in unused bank lines of credit and $100 million of unissued authorized debt securities, previously filed with the Securities and Exchange Commission.

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

PART 11. OTHER INFORMATION

Item 1. Legal Proceedings

On September 29, 1999, the company was served with an action based on the company's handling of partially filled prescriptions for private third-party plans by the Board of Trustees of the Carpenters & Millrights of Houston & Vicinity Welfare Trust Fund, Civil Action No. 599CV216, which was filed in the United States District Court for the Eastern District of Texas. The complaint sought certification as a class action, as well as treble damages in excess of $1,000,000. This matter was first reported in the company's annual report on Form 10-K filed for the fiscal year ended August 31, 1999. On March 8, 2001, the District Court entered an order, at Plaintiff's request, dismissing the complaint against the company with prejudice. No monies or other consideration was paid to Plaintiffs.

Item 4. Submission of Matters to a Vote of Securities Holders
(a)	The company held its Annual Meeting of Shareholders on January 10, 2001.
(c)	The shareholders voted for election of the following directors to serve until the next annual meeting or until their successors are elected and qualified:
			Votes
		Votes for	Withheld
	L. Daniel Jorndt	864,357,822	3,958,926
	David W. Bernauer	864,360,925	3,958,926
	William C. Foote	864,234,658	3,958,926
	James J. Howard	864,024,604	3,958,926
	Alan G. McNally	864,224,929	3,958,926
	Cordell Reed	864,081,011	3,958,926
	David Y. Schwartz	864,045,820	3,958,926
	John B. Schwemm	863,880,879	3,958,926
	Marilou M. von Ferstel	863,958,705	3,958,926
	Charles R. Walgreen III	864,296,723	3,958,926

Item 6. Reports on Form 8-K
No reports on Form 8-K were filed by the Registrant during the quarter ending February 28, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WALGREEN CO.
(Registrant)

Dated April 10, 2001	/s/R.L. Polark
R.L. Polark
Senior Vice President
(Chief Financial Officer)

Dated April 10, 2001	/s/W.M. Rudolphsen
W.M. Rudolphsen
Controller
(Chief Accounting Officer)