Form 10-Q
period 2001-05-31
WALGREEN CO
filed 2001-07-11
CIK 104207

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED MAY 31, 2001

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

Yes [X] No [ ]

The number of shares issued and outstanding of the registrant's Common Stock, $.078125 par value, as of June 29, 2001 was 1,018,870,523.

WALGREEN CO. AND SUBSIDIARIES

CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

The consolidated condensed financial statements included herein have been prepared by the company pursuant to the rules and regulations of the Securities and Exchange Commission. The Consolidated Condensed Balance Sheet as of May 31, 2001, the Consolidated Condensed Statements of Earnings for the three and nine months ended May 31, 2001 and 2000, and the Consolidated Condensed Statements of Cash Flows for the nine months ended May 31, 2001 and 2000, have been prepared without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the company's latest annual report on Form 10-K.

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

WALGREEN CO. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(Dollars in Millions)

	(Unaudited)
	May 31,	August 31,
	2001	2000
Assets
Current Assets:
Cash and cash equivalents	$ 98.7	$ 12.8
Accounts receivable, net	785.8	614.5
Inventories	3,263.8	2,830.8
Other current assets	101.5	92.0
Total Current Assets	4,249.8	3,550.1
Property and Equipment, at cost, less
Accumulated depreciation and amortization of
$1,165.1 at May 31 and $991.5 at August 31	4,095.3	3,428.2
Other Non-Current Assets	101.3	125.4
Total Assets	$ 8,446.4	$ 7,103.7

Liabilities & Shareholders' Equity
Current Liabilities:
Short term borrowings	$ 357.8	$ -
Trade accounts payable	1,445.4	1,364.0
Other current liabilities	1,016.9	939.7
Total Current Liabilities	2,820.1	2,303.7
Non-Current Liabilities:
Deferred income taxes	127.9	101.6
Other non-current liabilities	493.3	464.4
Total Non-Current Liabilities	621.2	566.0
Shareholders' Equity
Preferred stock $.0625 par value; authorized
32 million shares; none issued	-	-
Common stock $.078125 par value; authorized
3.2 billion shares; issued and outstanding
1,018,475,318 at May 31 and
1,010,818,890 at August 31	79.6	79.0
Paid-in capital	575.8	367.2
Retained earnings	4,349.7	3,787.8
Total Shareholders' Equity	5,005.1	4,234.0
Total Liabilities & Shareholders' Equity	$ 8,446.4	$ 7,103.7

The accompanying Notes to Consolidated Condensed Financial

Statements are an integral part of these Statements.

WALGREEN CO. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
(UNAUDITED)
(In Millions Except Per Share Data)

	Three Months Ended		Nine Months Ended
	May 31,	May 31,	May 31,	May 31,
	2001	2000	2001	2000

Net Sales	$6,296.2	$5,394.1	$18,339.4	$15,826.1

Costs and Deductions:
Cost of sales	4,644.6	3,943.1	13,428.9	11,559.4
Selling, occupancy and
administration	1,306.1	1,138.2	3,850.5	3,352.5
	5,950.7	5,081.3	17,279.4	14,911.9
Other (Income)Expense:
Interest income	(1.7)	(2.1)	(3.9)	(4.7)
Interest expense	1.7	-	3.1	.4
Other income	-	-	(22.1)	-
	-	(2.1)	(22.9)	(4.3)
Earnings before income tax
provision	345.5	314.9	1,082.9	918.5
Income tax provision	132.1	121.3	414.2	358.2
Net earnings	$ 213.4	$ 193.6	$ 668.7	$ 560.3
Per share-
Basic	$ .21	$ .20	$ .66	$ .56
Diluted	$ .21	$ .19	$ .65	$ .55

Dividends declared	$ .03500	$ .03375	$ .10500	$ .10125

Average shares outstanding	1,018.0	1,008.3	1,015.3	1,006.5
Dilutive effect of stock
options	12.9	12.0	13.4	12.5
Average shares outstanding
assuming dilution	1,030.9	1,020.3	1,028.7	1,019.0

The accompanying Notes to Consolidated Condensed Financial

Statements are an integral part of these Statements.

WALGREEN CO. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in Millions)

	Nine Months Ended
	May 31,	May 31,
	2001	2000

Net cash provided by operating activities	$ 552.8	$ 654.9

Cash flows from investing activities:
Additions to property and equipment	(905.9)	(777.9)
Net proceeds from corporate-owned life insurance
policies	57.5	55.1
Other	34.9	12.2
Net cash used for investing activities	(813.5)	(710.6)

Cash flows from financing activities:
Net proceeds from short term borrowings	357.8	-
Proceeds from shares issued under the employee
stock and benefit plans	103.9	65.6
Cash dividends paid	(105.2)	(100.5)
Other	(9.9)	(4.2)
Net cash provided by(used for) financing activities	346.6	(39.1)

Changes in cash and cash equivalents:
Net increase(decrease) in cash and cash equivalents	85.9	(94.8)
Cash and cash equivalents at beginning of year	12.8	141.8
Cash and cash equivalents at end of period	$ 98.7	$ 47.0

The accompanying Notes to Consolidated Condensed Financial

Statements are an integral part of these Statements.

WALGREEN CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(1) Inventories are valued on a lower of last-in, first-out (LIFO) cost or market basis. At May 31, 2001 and August 31, 2000, inventories would have been greater by $634.8 million and $574.8 million respectively, if they had been valued on a lower of first-in, first-out (FIFO) cost or market basis. LIFO inventory costs can only be determined annually when inflation rates and inventory levels are finalized; therefore, LIFO inventory costs for interim financial statements are estimated. Cost of sales is primarily derived from an estimate based upon point-of-sale scanning and adjusted based on periodic inventories.

(2) The company capitalized interest expense as part of significant construction projects. The amounts capitalized were $1.8 million and $10.8 million for the quarter and nine-month periods ended May 31, 2001 versus $1.1 million and $2.8 million for the comparable periods a year ago.

MANAGEMENT'S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

Net earnings for the third quarter, ended May 31, 2001, were $213.4 million or $.21 per share (diluted). This was a 10.2% increase in net earnings over last year. Net earnings for the nine months were up 19.3% to $668.7 million or $.65 per share (diluted). Included in the year to date results was a $22.1 million pre-tax gain ($.01 per share) for a partial payment of the company's share of the brand name prescription drug antitrust litigation settlement. Excluding the gain, the first nine months' earnings rose 16.9% to $655.1 million or $.64 per share (diluted). Net earnings increases resulted from improved sales and lower expense ratios, partially offset by lower gross margins.

Net sales increased by 16.7% in the third quarter, to $6.3 billion, and rose by 15.9% to $18.3 billion for the first nine months. Drugstore sales increases resulted from sales gains in existing stores and added sales from new stores, each of which include an indeterminate amount of market-driven price changes. Comparable drugstore (those open at least one year) sales were up 11.3% and 10.2% for the quarter and first nine months. New store openings accounted for 10.8% and 10.7% of the quarterly and nine-month sales increase. The company operated 3,424 drugstores as of May 31, 2001, compared to 3,051 a year earlier.

Prescription sales increased 21.4% for the third quarter and 20.8% for the first nine months. Prescription sales in comparable stores increased 18.4% for the quarter and 17.6% for the nine-month period. Third party sales, where reimbursement is received from managed care organizations and government and private insurance, were 89% of pharmacy sales compared to 86% a year ago. Pharmacy sales growth trends are expected to continue primarily because of expansion into new markets, increased penetration in existing markets, availability of new drugs, and demographic changes such as the aging population.

Gross margins were 26.2% of sales in the quarter and 26.8% for the nine-month period compared to 26.9% and 27.0% for the comparable periods last year. Contributing to the decline was the continuing shift from cash to third party prescriptions, which typically have a lower gross profit margin.

The company uses the LIFO method of inventory valuation, which can only be determined annually when inflation rates and inventory levels are finalized; therefore, LIFO inventory costs for interim financial statements are estimated. Cost of sales includes a LIFO provision of $16.8 million ($.01 per share) and $60.0 million ($.04 per share) for the quarter and nine-month periods ended May 31, 2001 versus $13.0 million ($.01 per share) and $47.5 million ($.03 per share) for the same periods a year ago. During the quarter the company lowered its estimated annual rate to 2.50% from 2.75% primarily due to lower than projected pharmacy inflation.

Selling, occupancy and administration expenses decreased to 20.7% from 21.1% of sales in the quarter and to 21.0% from 21.2% of sales for the nine months. The decreases were principally caused by lower advertising and headquarters expense which continue to decline on a percent to sales basis as they are spread over a larger sales base.

The effective tax rate was 38.25% for the quarter and nine-month period this fiscal year. During the comparable period a year ago, the rate decreased from 39.25% to 39.00%. These decreases principally resulted from the settlements of various IRS matters.

FINANCIAL CONDITION

Cash and cash equivalents were $98.7 million at May 31, 2001, compared to $47.0 million at May 31, 2000. Short-term investment objectives are to maximize yields, while minimizing risk and maintaining liquidity. To attain these objectives, investment limits are placed on the amount, type and issuer of securities.

Net cash provided by operating activities for the first nine months of fiscal 2001 was $552.8 million compared to $654.9 million a year ago. The change between periods was principally due to increased inventory levels which increased, in part, due to opening 373 net new stores from a year ago. The company's profitability is the principal source for providing funds for expansion and remodeling programs, dividends to shareholders and funding for various technological improvements.

Net cash used for investing activities was $813.5 million versus $710.6 million last year. Additions to property and equipment were $905.9 million compared to $777.9 million last year. There were 343 new or relocated drugstores opened during the first nine months compared to 303 in the same period last year. There were 220 owned locations opened during the first nine months of the year or under construction at May 31, 2001 versus 209 for the same period last year.

Capital expenditures for fiscal 2001 are budgeted to reach $1.4 billion. The company expects to open approximately 475 new stores in fiscal 2001 and have a total of 6,000 drugstores by the year 2010. The company is continuing to relocate stores to more convenient and profitable freestanding locations. In addition to new stores, a significant portion of the expenditures will be made for technology and distribution centers. Two new distribution centers are under construction in West Palm Beach, Florida, and the Dallas metropolitan area. Another is planned in northern Ohio as well as the expansion of several existing centers.

Net cash provided by financing activities was $346.6 million compared to $39.1 million used a year ago. The change was principally due to increases in short term commercial paper borrowings. These were needed to support the company's store and distribution center growth which include purchases of new store property, equipment and inventory. Based on the company's credit rating, additional short term borrowings are readily available to support this growth. At May 31, 2001, the company had $291 million in unused bank lines of credit and $100 million of unissued authorized debt securities, previously filed with the Securities and Exchange Commission.

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

PART 11. OTHER INFORMATION

Item 6. Reports on Form 8-K

No reports on Form 8-K were filed by the Registrant during the quarter ending May 31, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WALGREEN CO.
(Registrant)

Dated July 10, 2001	/s/R.L. Polark
R.L. Polark
Senior Vice President
(Chief Financial Officer)

Dated July 10, 2001	/s/W.M. Rudolphsen
W.M. Rudolphsen
Controller
(Chief Accounting Officer)