Form 10-K
period 2001-08-31
WALGREEN CO
filed 2001-11-29
CIK 104207

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the fiscal year ended August 31, 2001.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the Transition Period From ____________ to ___________

Commission file number 1-604.
WALGREEN CO. (Exact name of registrant as specified in its charter)
Illinois (State of incorporation)	36-1924025 (I.R.S. Employer Identification No.)

200 Wilmot Road, Deerfield, Illinois	60015
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (847) 940-2500

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange
Title of each class	on which registered
Common Stock ($.078125 Par Value)	New York Stock Exchange
Chicago Stock Exchange
Preferred Share Purchase Rights	New York Stock Exchange
Chicago Stock Exchange

Securities registered pursuant to section 12(g) of the Act: None____

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

Yes X No _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [ ]

As of October 31, 2001, there were 1,020,077,621 shares of Walgreen Co. common stock, par value $.078125 per share, issued and outstanding and the aggregate market value of such common stock held by non-affiliates (based upon the closing transaction price on the New York Stock Exchange) was approximately $32,703,438,000.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the year ended August 31, 2001, only to the extent expressly so stated herein, are incorporated by reference into parts I, II and IV of Form 10-K. Portions of the registrant's proxy statement for its 2001 annual meeting of shareholders to be held January 9, 2002, are incorporated by reference into part III of Form 10-K.

PART I

Item 1. Business

(a) General development of business.

Walgreen Co. (The "company" or "Walgreens"), the nation's largest drugstore chain, recorded its 27th year of consecutive sales and earnings growth. During the year, the company opened 474 stores while 119 were closed, which brought the total to 3,520 stores, including 3 mail service facilities. Most of the closings involved relocations to more convenient and profitable freestanding locations. At August 31, 2001 stores were located in 43 states and Puerto Rico. The company has announced plans to operate 6,000 stores by 2010.

Prescription sales continue to become a larger portion of the company's business. This year prescriptions accounted for 57.5% of sales compared to 55.2% last year. Within prescription sales, third party sales were 88.4% of sales compared to 86.1% a year ago. The company expects these trends to continue due to the aging of the population, availability of new drugs and the shift to managed care.

To support store expansion, distribution centers are under construction in West Palm Beach, the Dallas Metro area, and Northern Ohio. Plans also include opening a Southern California center in 2004.

During the past year the company spent approximately $1.2 billion on capital expenditures, which includes approximately $928 million related to stores and approximately $235 million for distribution centers.

In July the company announced that President David W. Bernauer will become Chief Executive Officer, effective January 9, 2002. He will retain his title as President. Current CEO and Chairman L. Daniel Jorndt will continue as Chairman and remain active in day-to-day business operations.

(b) Financial information about industry segments.

The company's primary business is the operation of retail drugstores.
(c) Narrative description of business.

(i) Principal products produced and services rendered.

The drugstores are engaged in the retail sale of prescription and nonprescription drugs and carry additional product lines such as general merchandise, cosmetics, toiletries, household items, food and beverages. Customer prescription purchases can be made at the drugstores as well as through the mail, by telephone and on the internet.

The estimated contributions of various product classes to
Sales for each of the last three fiscal years are as follows:

Product Class	Percentage
	2001	2000	1999
Prescription Drugs	58%	55%	52%
Nonprescription Drugs *	12	11	12
Cosmetics, Toiletries *	7	8	8
General Merchandise *	23	26	28
Total Sales	100%	100%	100%

* Estimates based, in part, on store scanning information.

(ii) Status of a product or segment.
Not applicable.

(iii) Sources and availability of raw materials.

Inventories are purchased from numerous domestic and foreign suppliers. The loss of any one supplier or group of suppliers under common control would not have a material effect on the business.

Fuel and other sources of energy are relied upon for the distribution of merchandise and in the general operations of the retail stores. The company has not experienced significant energy shortages nor have energy costs during the past year materially affected the cost of operations. Energy savings programs continue to further control these costs.

(iv) Patents, trademarks, licenses, franchises and concessions held.

Walgreens markets products under various trademarks and trade names and holds assorted business licenses (pharmacy, occupational, liquor, etc.) having various lives, which are necessary for the normal operation of business.

(v) Seasonal variations in business.

The non-pharmacy business is seasonal in nature, with Christmas generating a higher proportion of sales and earnings than other periods. See the note "Summary of Quarterly Results (Unaudited)" on Page 29 of the Annual Report to Shareholders for the year ended August 31, 2001 ("Annual Report"), which isincorporated herein by reference.

(vi) Working capital practices.

The company generally finances its inventory and expansion needs with internally generated funds. During fiscal 2001 the company obtained funds through the placement of commercial paper. See the note "Short-Term Borrowings" on page 27 and "Management's Discussion and Analysis of Financial Condition" on page 21 of the Annual Report. Short-term borrowings are also anticipated in fiscal 2002 to support working capital needs.

Due to the nature of the retail drugstore business, sales are principally for cash. However, 88% of prescription sales are now covered by third party payers. Customer returns are immaterial.

(vii) Dependence upon limited number of customers.

Sales are to numerous customers which include various managed care organizations; therefore, the loss of any one customer or a group of customers under common control would not have a material effect on the business. No customer accounts for ten percent or more of the company's consolidated sales.

(viii)Backlog Orders.
Not applicable.

(ix) Government contracts.
The company fills prescriptions for many state welfare plans. Revenues from all such plans are 6% of total sales.
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

Sales by geographic area for fiscal 2001 were as follows:

Percent Of Sales
State
Florida	18%
Illinois	12
Texas	10
Arizona	6
California	7
Wisconsin	4
37 other states and Puerto Rico	43
100%

(xi) Research and development activities.
The company does not engage in any material research activities.

(xii) Environmental disclosures.

Federal, state and local environmental protection requirements have no material effect upon capital expenditures, earnings or competitive position of the company.
(xiii)Number of employees.
The company employs approximately 129,000 persons, about 46,000 of whom are part-time employees working less than 30 hours per week.

(d) Financial information about foreign and domestic operations and export sales.
All the company sales occur within the continental United States and Puerto Rico. There are no export sales.

Cautionary Note Regarding Forward Looking Statements

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

The following factors, in addition to those discussed elsewhere in this annual report for the fiscal year ended August 31, 2001, could cause results to differ materially from management expectations as projected in such forward-looking statements: the impact of events related to the September 11 terrorist attacks, changes in economic conditions generally or in the markets served by the company; consumer preferences and spending patterns; competition from other drugstore chains, supermarkets, on-line retailers, other retailers and mail order companies; changes in state or federal legislation or regulations; the efforts of third party payers to reduce prescription drug costs; the success of planned advertising and merchandising strategies; the availability and cost of real estate and construction; accounting policies and practices; the company’s ability to hire and retain pharmacists and other store and management personnel; the company’s relationships with its suppliers; the company’s ability to successfully implement new computer systems and technology; and adverse determinations with respect to litigation or other claims. Unless otherwise required by applicable securities laws, the company assumes no obligation to update its forward-looking statements to reflect subsequent events or circumstances.

Item 2. Properties

The number and location of the company's drugstores is incorporated by reference to the table under the caption "On 3,520 Corners" on page 32 of the Annual Report. Most of the company's drugstores are leased. The leases are for various terms and periods. See the caption, "Leases" on page 26 of the Annual Report, which section is incorporated herein by reference. The company owns approximately 20% of the retail stores open at August 31, 2001. The company has an aggressive expansion program of adding new stores and remodeling and relocating existing stores. Net selling space of drugstores was increased from 33.7 million square feet at August 31, 2000, to 38.2 million square feet at August 31, 2001. Approximately 60% of company stores have been opened or remodeled during the past five years.

The company's retail drugstore operations are supported by nine distribution centers with a total of approximately 4.9 million square feet of space, of which 3.6 million square feet is owned. The remaining space is leased. All warehouses are served by modern distribution systems for order processing control, operating efficiencies and rapid merchandise delivery to stores. In addition, the company uses public warehouses to handle certain distribution needs. Three new distribution centers are under construction in West Palm Beach, Florida, Ohio and the Dallas metropolitan area. Another is planned in southern California. An existing center in Woodland, California is being expanded.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

The following information is furnished with respect to each executive officer of the company as of August 31, 2001:

NAME AND BUSINESS EXPERIENCE	AGE	OFFICE HELD

L. Daniel Jorndt	60	Chairman and Chief Executive Officer
Chairman of the Board since
January 1999
Chief Executive Officer since
January 1998
President and Chief Operating Officer
February 1990 to January 1999
Director since January 1990

David W. Bernauer	57	President and Chief Operating Officer
President and Chief Operating Officer
Since January 1999
Senior Vice President July 1996 to
January 1999
Chief Information Officer
February 1995 to January 1999
Director since January 1999

Jerome B. Karlin	59	Executive Vice President
Executive Vice President since
February 1999
Vice President
September 1987 to February 1999

Jeffrey A. Rein	49	Executive Vice President
Executive Vice President since
February 2001
Vice President
July 1999 to February 2001
Treasurer March 1996 to January 2000

R. Bruce Bryant	51	Senior Vice President
Senior Vice President since
September 2000
Vice President, Drug Store Division,
September 1997 to September 2000
District Manager,
April 1981 to September 1997

W. Lynn Earnest	58	Senior Vice President
Senior Vice President since
February 1999
Vice President
July 1992 to February 1999

George C. Eilers	61	Senior Vice President
Senior Vice President since
February 1999
Regional Vice President,
Drug Store Division, July 1992 to February 1999

	6

EXECUTIVE OFFICERS OF THE REGISTRANT - continued:

NAME AND BUSINESS EXPERIENCE	AGE	OFFICE HELD

J. Randolph Lewis	51	Senior Vice President
Senior Vice President since January 2000
Vice President March 1996 to January 2000

Julian A. Oettinger	62	Senior Vice President,
Senior Vice President, Secretary and		Secretary and General Counsel
General Counsel since January 2000
Vice President, Secretary and General
Counsel January 1989 to January
2000

Roger L. Polark	53	Senior Vice President and
Senior Vice President and		Chief Financial Officer
Chief Financial Officer since
February 1995

William A. Shiel	50	Senior Vice President
Senior Vice President since July 1993

John W. Gleeson	54	Vice President
Vice President since February 2000
Divisional Vice President, Marketing
Systems and Services
July 1992 to January 2000

Dana I. Green	51	Vice President
Vice President since May 2000
Divisional Vice President
July 1998 to January 2000
Director, Employee Relations
May 1989 to July 1998

Robert H. Halaska	60	Vice President
Vice President since April 1995
President, WHP Health Initiatives,
Inc. since October 1995
President, Walgreens Healthcare Plus,
Inc. since September 1991

Dennis R. O'Dell	54	Vice President
Vice President since January 2000
Divisional Vice President
January 1997 to January 2000
Divisional Merchandise Manager
May 1993 to January 1997

	7

EXECUTIVE OFFICERS OF THE REGISTRANT - continued:

NAME AND BUSINESS EXPERIENCE	AGE	OFFICE HELD

Robert E. Sgarlata *	51	Vice President
Vice President Retail Marketing
Since November 2000
Vice President Purchasing and Merchandising
January 2000 to November 2000
Divisional Vice President Purchasing
November 1998 to January 2000

Trent E. Taylor	44	Vice President
Vice President since January 2000
Chief Information Officer
Since January 1999
Director, Infrastructure
August 1995 to January 1999

Mark A. Wagner	40	Treasurer
Treasurer since January 2000
Vice President, Drug Store Division
February 1999 to January 2000
District Manager
September 1993 to February 1999

William M. Rudolphsen	46	Controller
Controller since January 1998
Director of Accounting
September 1995 to December 1997

*Mr. Sgarlata has resigned from the company, effective November 21, 2001

There is no family relationship between any of the aforementioned officers of the company.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder
Matters

The company's common stock is traded on the New York and Chicago Stock Exchanges under the symbol WAG. As of October 31, 2001 there were 94,407 recordholders of company common stock according to the records maintained by the company's transfer agent.

The range of the sales prices of the company's common stock by quarters during the two years ended August 31 2001 are incorporated herein by reference to the note "Common Stock Prices" on page 29 of the Annual Report.

The range of the company’s cash dividends per common share during the two years ended August 31 2001 are as follows:

Quarter Ended	2001	2000
November	$.035	$.03375
February	.035	.03375
May	.035	.03375
August	.035	.03375
Fiscal Year	$.14	$.135

Item 6. Selected Financial Data

The information in response to this item is incorporated herein by reference to the caption "Eleven Year Summary of Selected Consolidated Financial Data" on pages 18 and 19 of the Annual Report.

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

None.

PART III

The information required for Items 10,11,12 and 13,with the exception of the information relating to the executive officers of the Registrant, which is presented in Part I under the heading "Executive Officers of the Registrant"is incorporated herein by reference to the following sections of the Registrant's Proxy Statement:

Captions in Proxy

Names and ages of Director nominees,
their principal occupations and
other information

Securities Ownership of Directors and Executive
Officers

Executive Compensation

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) Documents filed as part of this report

(1)	The following financial statements, supplementary data, and report of independent public accountants appearing in the Annual Report are incorporated herein by reference.

Annual Report Page Number

	Consolidated Statements of Earnings and Shareholders’ Equity for the years ended August 31, 2001, 2000 and 1999		22

	Consolidated Balance Sheets at August 31, 2001 and 2000		23

	Consolidated Statements of Cash Flows for the years ended August 31, 2001, 2000 and 1999		24

	Statement of Major Accounting Policies		25 - 26

	Notes to Consolidated Financial Statements		26 - 29

	Report of Independent Public Accountants		30

	On 3,520 corners (Table of number of stores by state)		32

(2)	The following financial statement schedule and related report of independent public accountants are included herein.
10-K
Page Number
	Schedule II Valuation and Qualifying Accounts		16

	Supplemental Report of Independent Public Accountants		17

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

No reports were filed on Form 8-K during the quarter that ended August 31, 2001.

(c) Exhibits

3.	(a)

Articles of Incorporation of the company, as amended, filed with the Securities and Exchange Commission as Exhibit 3(a) to the company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 1999, and incorporated by reference herein.

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

(b)

Rights Agreement dated as of July 10, 1996, between the company and Harris Trust and Savings Bank, filed with the Securities and Exchange Commission as Exhibit 1. to Registration Statement on Form 8-A on July 11, 1996 (File No. 1-604), and incorporated by reference herein.

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

	(d)	(i)

Walgreen Co. Restricted Performance Share Plan, as amended, filed with the Securities and Exchange Commission as Exhibit 10(a) to the company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1997, and incorporated by reference herein.

See Notes on page 15.

12

(ii)

Walgreen Co. Restricted Performance Share Plan Amendment (effective October 9, 1996) filed with the Securities and Exchange Commission as Exhibit 10 (d) (ii) to the company's Annual Report on Form 10-K for the fiscal year ended August 31, 2001.

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

(viii)

Walgreen Co. 2001 Executive Deferred Compensation/Capital Accumulation Plan filed with the Securities and Exchange Commission as Exhibit 10(g) to the company's Annual Report on Form 10-K for the fiscal year ended August 31, 2001.

See Notes on page 15.

13

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

(j)

Walgreen Select Senior Executive Retiree Medical Expense Plan, filed with the Securities and Exchange Commission as Exhibit 10(j) to the company's Annual Report on Form 10-K for the fiscal year ended August 31, 1996 (File No. 1-604), and incorporated by reference herein.

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

See Notes on page 15.

14

11.

The required information for this Exhibit is contained in the Consolidated Statements of Earnings and Shareholders Equity for the years ended August 31, 2001, 2000 and 1999 and also in the Statement of Major Accounting Policies, each appearing in the Annual Report and previously referenced in Part IV, Item 14, Section (a)(1).

13.

Annual Report to shareholders for the fiscal year ended August 31, 2001. This report, except for those portions thereof which are expressly incorporated by reference in this Form 10-K, is being furnished for the information of the Securities and Exchange Commission and is not deemed to be "filed" as a part of the filing of this Form 10-K.

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

WALGREEN CO. AND SUBSIDIARIES

SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED AUGUST 31, 2001, 2000 AND 1999

(Dollars in Millions)

		Additions
	Balance at	Charged to		Balance at
	Beginning	Costs and		End
Classification	Of Period	Expenses	Deductions	Of Period

Allowances deducted from receivables
For doubtful accounts -

Year Ended August 31, 2001	$16.9	$28.6	$(24.6)	$20.9

Year Ended August 31, 2000	$ 9.0	$24.3	$(16.4)	$16.9

Year Ended August 31, 1999	$11.2	$27.0	$(29.2)	$ 9.0

ARTHUR ANDERSEN LLP

SUPPLEMENTAL REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Walgreen Co.:

We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements included in Walgreen Co. and Subsidiaries' annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated September 28, 2001. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. Schedule II included in this Form 10-K is the responsibility of the company's management, is presented for purposes of complying with the Securities and Exchange Commission's rules, and is not part of the basic financial statements. Schedule II has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ Arthur Andersen LLP

Chicago, Illinois

September 28, 2001

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WALGREEN CO.
(Registrant)

By /s/	Roger L. Polark	Date: November 26, 2001
Roger L. Polark
Senior Vice President
Chief Financial Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934 this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name		Title	Date
/s/	L. Daniel Jorndt	Chairman of the Board,	November 26, 2001
	L. Daniel Jorndt	Chief Executive Officer
and Director

/s/	David W. Bernauer	President, Chief Operating	November 26, 2001
	David W. Bernauer	Officer and Director

/s/	William M. Rudolphsen	Controller	November 26, 2001
William M. Rudolphsen

/s/	William C. Foote	Director	November 26, 2001
William C. Foote

/s/	James J. Howard	Director	November 26, 2001
James J. Howard

/s/	Alan G. McNally	Director	November 26, 2001
Alan G. McNally

/s/	Cordell Reed	Director	November 26, 2001
Cordell Reed

/s/	David Y. Schwartz	Director	November 26, 2001
David Y. Schwartz

/s/	John B. Schwemm	Director	November 26, 2001
John B. Schwemm

/s/	Marilou M. von Ferstel	Director	November 26, 2001
Marilou M. von Ferstel

/s/	C.R. Walgreen III	Director	November 26, 2001
C.R. Walgreen III