Form 10-Q
period 2001-11-30
WALGREEN CO
filed 2002-01-08
CIK 104207

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED NOVEMBER 30, 2001

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

Yes [X] No [ ]

The number of shares issued and outstanding of the registrant's Common Stock, $.078125 par value, as of December 31, 2001 was 1,021,849,091.

WALGREEN CO. AND SUBSIDIARIES

CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

The consolidated condensed financial statements included herein have been prepared by the company pursuant to the rules and regulations of the Securities and Exchange Commission. The Consolidated Condensed Balance Sheet as of November 30, 2001, the Consolidated Condensed Statements of Earnings for the three months ended November 30, 2001 and 2000, and the Consolidated Condensed Statements of Cash Flows for the three months ended November 30, 2001 and 2000, have been prepared without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the company's latest annual report on Form 10-K.

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

WALGREEN CO. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(Dollars in Millions)

	(Unaudited)
	November 30,	August 31,
	2001	2001
Assets
Current Assets:
Cash and cash equivalents	$ 34.3	$ 16.9
Accounts receivable, net	917.5	798.3
Inventories	4,023.8	3,482.4
Other current assets	97.6	96.3
Total Current Assets	5,073.2	4,393.9
Property and Equipment, at cost, less
Accumulated depreciation and amortization of
$1,224.1 at Nov. 30 and $1,158.0 at Aug. 31	4,497.1	4,345.3
Other Non-Current Assets	126.4	94.6
Total Assets	$ 9,696.7	$ 8,833.8

Liabilities & Shareholders' Equity
Current Liabilities:
Short-term borrowings	$ 689.0	$ 440.7
Trade accounts payable	1,859.0	1,546.8
Other current liabilities	1,068.5	1,024.1
Total Current Liabilities	3,616.5	3,011.6
Non-Current Liabilities:
Deferred income taxes	146.6	137.0
Other non-current liabilities	504.0	478.0
Total Non-Current Liabilities	650.6	615.0
Shareholders' Equity
Preferred stock $.0625 par value; authorized
32 million shares; none issued	-	-
Common stock $.078125 par value; authorized
3.2 billion shares; issued and outstanding
1,021,215,696 at November 30 and
1,019,425,052 at August 31	79.8	79.6
Paid-in capital	670.0	596.7
Retained earnings	4,679.8	4,530.9
Total Shareholders' Equity	5,429.6	5,207.2
Total Liabilities & Shareholders' Equity	$ 9,696.7	$ 8,833.8

The accompanying Notes to Consolidated Condensed Financial

Statements are an integral part of these Statements.

WALGREEN CO. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
(UNAUDITED)
(In Millions Except Per Share Data)

	Three Months Ended
	November 30,
	2001	2000

Net Sales	$ 6,559.4	$ 5,614.2

Costs and Deductions:
Cost of sales	4,861.5	4,126.1
Selling, occupancy and administration	1,405.9	1,230.5
	6,267.4	5,356.6
Other (Income)Expense:
Interest income	(1.2)	(.4)
Interest expense	-	.4
Other income	(5.5)	-
	(6.7)	-
Earnings before income tax provision	298.7	257.6
Income tax provision	112.8	99.2
Net earnings	$ 185.9	$ 158.4
Per share-
Basic	$ .18	$ .16
Diluted	$ .18	$ .15

Dividends declared	$ .03625	$ .03500

Average shares outstanding	1,020.1	1,012.4
Dilutive effect of stock options	9.8	13.8
Average shares outstanding assuming dilution	1,029.9	1,026.2

The accompanying Notes to Consolidated Condensed Financial

Statements are an integral part of these Statements.

WALGREEN CO. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Dollars in Millions)

	Three Months Ended
	November 30,
	2001	2000

Net cash used for operating activities	$ (18.5)	$(120.5)

Cash flows from investing activities:
Additions to property and equipment	(237.8)	(346.8)
Other	13.1	2.3
Net cash used for investing activities	(224.7)	(344.5)

Cash flows from financing activities:
Net proceeds from short-term borrowings	248.3	461.2
Proceeds from employee stock plans	51.5	43.7
Cash dividends paid	(35.7)	(34.1)
Other	(3.5)	(4.4)
Net cash provided by financing activities	260.6	466.4

Changes in cash and cash equivalents:
Net increase in cash and cash equivalents	17.4	1.4
Cash and cash equivalents at beginning of year	16.9	12.8
Cash and cash equivalents at end of period	$ 34.3	$ 14.2

The accompanying Notes to Consolidated Condensed Financial

Statements are an integral part of these Statements.

WALGREEN CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(1) Inventories are valued on a lower of last-in, first-out (LIFO) cost or market basis. At November 30, 2001 and August 31, 2001, inventories would have been greater by $660.0 million and $637.6 million respectively, if they had been valued on a lower of first-in, first-out (FIFO) cost or market basis. LIFO inventory costs can only be determined annually when inflation rates and inventory levels are finalized; therefore, LIFO inventory costs for interim financial statements are estimated. Cost of sales is primarily derived from an estimate based upon point-of-sale scanning and adjusted based on periodic inventories.

(2) The company capitalized interest expense as part of significant construction projects. The amounts capitalized were $4.4 million and $4.3 million for the three months ended November 30, 2001 and 2000, respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

Net earnings for the first quarter of fiscal 2002 were $185.9 million or $.18 per share (diluted). This was a 17.4% increase in net earnings over last year. Included in this quarter's results was a $5.5 million pre-tax gain for a final payment of the company's share of the brand name prescription drug antitrust litigation settlement. Excluding the gain, the first quarter's earnings rose 15.2% to $182.5 million or $.18 per share (diluted). Net earnings increases resulted from improved sales and lower expense ratios, partially offset by lower gross margins.

Sales for the quarter ended November 30, 2001, increased by 16.8% to $6.6 billion. Drugstore sales increases resulted from sales gains in existing stores and added sales from new stores, each of which include an indeterminate amount of market-driven price changes. Comparable drugstore (those open at least one year) sales were up 10.7% for the quarter. New store openings accounted for 10.3% of the quarterly sales increase. The company operated 3,623 drugstores as of November 30, 2001, compared to 3,259 a year earlier.

Prescription sales increased 21.6% for the first quarter and were 59.8% of total sales compared to 57.5% a year ago. Comparable store sales increased 17.1% for prescriptions and 2.5% for other categories. Third party sales, where reimbursement is received from managed care organizations and government and private insurance, were 90% of pharmacy sales compared to 88% a year ago. Pharmacy sales growth trends are expected to continue primarily because of increased penetration in existing markets, availability of new drugs and demographic changes such as the aging population.

Gross margin as a percent of sales was 25.9% in the quarter compared to 26.5% last year. Contributing to the decline was the continuing shift in sales mix toward pharmacy, which carries lower margins than the rest of the store. Within pharmacy, the growing third party sales typically have lower profit margins than cash prescriptions. Non-pharmacy margins also declined as a result of more aggressive advertising and more aggressive in-store promotions.

The company uses the LIFO method of inventory valuation, which can only be determined annually when inflation rates and inventory levels are finalized; therefore, LIFO inventory costs for interim financial statements are estimated. Cost of sales for the November quarter includes a LIFO provision of $22.4 million ($.01 per share) versus $16.4 million ($.01 per share) for the same period a year ago.

Selling, occupancy and administration expenses were 21.4% of sales in the quarter compared to 21.9% a year ago. The decrease, as a percent to sales, was partially caused by lower store expenses. Expenses, such as advertising and headquarters, continue to decline on a percent to sales basis as they are spread over a larger sales base.

The effective tax rate, unchanged from the annual fiscal 2001 rate of 37.75%, is lower compared to the 38.50% rate used for the first quarter of fiscal 2001. The decrease was principally the result of lower state income taxes and the settlement of various IRS matters.

FINANCIAL CONDITION

Cash and cash equivalents were $34.3 million at November 30, 2001, compared to $14.2 million at November 30, 2000. Short-term investment objectives are to maximize yields, while minimizing risk and maintaining liquidity. To attain these objectives, investment limits are placed on the amount, type and issuer of securities.

Net cash used for operating activities for the first quarter was $18.5 million compared to $120.5 million a year ago. The change between periods was principally due to the timing of scheduled vendor payments as well as increases in various other operating liabilities. The company's profitability is the principal source for providing funds for expansion and remodeling programs, dividends to shareholders and funding for various technological improvements.

Net cash used for investing activities was $224.7 million versus $344.5 million last year. Additions to property and equipment were $237.8 million compared to $346.8 million last year. There were 134 new or relocated drugstores opened during the first quarter of this year. This compares to 126 in the same period last year. New stores are owned or leased. There were 107 owned locations opened during the quarter or under construction at November 30, 2001 versus 135 for the same period last year.

Capital expenditures for fiscal 2002 are expected to reach $1.3 billion. The company expects to open 475 new stores in fiscal 2002 and have more than 6,000 drugstores by the year 2010. The company is continuing to relocate stores to more convenient and profitable freestanding locations. In addition to new stores, a significant portion of the expenditures will be made for technology and distribution centers. Three new distribution centers are under construction in West Palm Beach, Florida, Ohio and the Dallas metropolitan area. Another is planned in Southern California.

Net cash provided by financing activities was $260.6 million compared to $466.4 million a year ago. The change was principally due to a decrease in short-term commercial paper borrowings. Borrowings were needed to support working capital needs and store and distribution center growth, which includes purchases of new store property, equipment and inventory. In November 2001 the company obtained a syndicated bank line of credit facility of $800 million to support the company's short-term commercial paper program and has the option to increase the facility to $850 million if required. As of November 30, 2001, there were $689.0 million of short-term borrowings. The company also has available $100 million of unissued authorized debt securities, previously filed with the Securities and Exchange Commission.

During the quarter the company adopted Financial Accounting Standards Board Statement No. 142, "Goodwill and Other Intangible Assets." Under this pronouncement, goodwill is no longer amortized but periodically tested for impairment. Issued during the quarter was SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This pronouncement, which is effective by the company's fiscal year 2003, may require additional disclosures. However, the adoptions of these pronouncements are not expected to have a material impact on the company's consolidated financial position or results of operations.

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

The following factors, in addition to those discussed elsewhere in this Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended August 31, 2001, could cause results to differ materially from management expectations as projected in such forward-looking statements: the impact of events related to the September 11 terrorist attacks, changes in economic conditions generally or in the markets served by the company; consumer preferences and spending patterns; competition from other drugstore chains, supermarkets, on-line retailers, other retailers and mail order companies; changes in state or federal legislation or regulations; the efforts of third party payers to reduce prescription drug costs; the success of planned advertising and merchandising strategies; the availability and cost of real estate and construction; accounting policies and practices; the company's ability to hire and retain pharmacists and other store and management personnel; the company's relationships with its suppliers; the company's ability to successfully implement new computer systems and technology; and adverse determinations with respect to litigation or other claims. Unless otherwise required by applicable securities laws, the company assumes no obligation to update its forward-looking statements to reflect subsequent events or circumstances.

PART 11. OTHER INFORMATION

Item 6. Reports on Form 8-K

No reports on Form 8-K were filed by the Registrant during the quarter ending November 30, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WALGREEN CO.
(Registrant)

Dated January 8, 2002	/s/R.L. Polark
R.L. Polark
Senior Vice President
(Chief Financial Officer)

Dated January 8, 2002	/s/W.M. Rudolphsen
W.M. Rudolphsen
Controller
(Chief Accounting Officer)