Form 10-Q
period 2002-02-28
WALGREEN CO
filed 2002-04-08
CIK 104207

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED FEBRUARY 28, 2002

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
Yes [X] No [ ]

The number of shares issued and outstanding of the registrant's Common Stock, $.078125 par value, as of March 28, 2002 was 1,023,403,568.

WALGREEN CO. AND SUBSIDIARIES

CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

The consolidated condensed financial statements included herein have been prepared by the company pursuant to the rules and regulations of the Securities and Exchange Commission. The Consolidated Condensed Balance Sheet as of February 28, 2002, the Consolidated Condensed Statements of Earnings for the three and six months ended February 28, 2002 and 2001, and the Consolidated Condensed Statements of Cash Flows for the six months ended February 28, 2002 and 2001, have been prepared without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the company's latest annual report on Form 10-K.

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

WALGREEN CO. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(Dollars in Millions)

	(Unaudited)
	February 28,	August 31,
	2002	2001
Assets
Current Assets:
Cash and cash equivalents	$ 16.1	$ 16.9
Accounts receivable	966.6	798.3
Inventories	3,476.3	3,482.4
Other current assets	102.0	96.3
Total Current Assets	4,561.0	4,393.9
Property and Equipment, at cost, less
accumulated depreciation and amortization of
$1,287.1 at Feb. 28 and $1,158.0 at Aug. 31	4,491.6	4,345.3
Other Non-Current Assets	127.4	94.6
Total Assets	$ 9,180.0	$ 8,833.8

Liabilities & Shareholders' Equity
Current Liabilities:
Short-term borrowings	$ 104.4	$ 440.7
Trade accounts payable	1,534.9	1,546.8
Other current liabilities	1,099.9	1,024.1
Total Current Liabilities	2,739.2	3,011.6
Non-Current Liabilities:
Deferred income taxes	156.2	137.0
Other non-current liabilities	524.0	478.0
Total Non-Current Liabilities	680.2	615.0
Shareholders' Equity
Preferred stock $.0625 par value; authorized
32 million shares; none issued	-	-
Common stock $.078125 par value; authorized
3.2 billion shares; issued and outstanding
1,022,969,754 at February 28 and
1,019,425,052 at August 31	79.9	79.6
Paid-in capital	711.5	596.7
Retained earnings	4,969.2	4,530.9
Total Shareholders' Equity	5,760.6	5,207.2
Total Liabilities & Shareholders' Equity	$ 9,180.0	$ 8,833.8

The accompanying Notes to Consolidated Condensed Financial

Statements are an integral part of these Statements.

WALGREEN CO. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
(UNAUDITED)
(In Millions Except Per Share Data)

	Three Months Ended		Six Months Ended
	Feb. 28,	Feb. 28,	Feb. 28,	Feb. 28,
	2002	2001	2002	2001

Net Sales	$7,488.5	$6,429.0	$14,047.9	$12,043.2

Costs and Deductions:
Cost of sales	5,454.6	4,658.2	10,316.1	8,784.3
Selling, occupancy and
administration	1,510.5	1,313.9	2,916.4	2,544.4
	6,965.1	5,972.1	13,232.5	11,328.7
Other (Income)Expense:
Interest income	(1.2)	(1.8)	(2.4)	(2.2)
Interest expense	-	1.0	-	1.4
Other income	-	(22.1)	(5.5)	(22.1)
	(1.2)	(22.9)	(7.9)	(22.9)
Earnings before income tax
provision	524.6	479.8	823.3	737.4
Income tax provision	198.0	182.9	310.8	282.1
Net earnings	$ 326.6	$ 296.9	$ 512.5	$ 455.3
Per share-
Basic	$ .32	$ .29	$ .50	$ .45
Diluted	$ .32	$ .29	$ .50	$ .44

Dividends declared	$ .03625	$ .03500	$ .07250	$ .07000

Average shares outstanding	1,022.1	1,015.8	1,021.1	1,014.1
Dilutive effect of stock
options	9.7	13.7	9.8	13.6
Average shares outstanding
assuming dilution	1,031.8	1,029.5	1,030.9	1,027.7

The accompanying Notes to Consolidated Condensed Financial

Statements are an integral part of these Statements.

WALGREEN CO. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Dollars in Millions)

	Six Months Ended
	Feb. 28,	Feb. 28,
	2002	2001

Net cash provided by operating activities	$ 616.5	$ 306.5

Cash flows from investing activities:
Additions to property and equipment	(493.2)	(636.6)
Net proceeds from corporate-owned life insurance
Policies	3.2	49.1
Disposition of property and equipment	200.2	14.7
Net cash used for investing activities	(289.8)	(572.8)

Cash flows from financing activities:
Net (payments of)proceeds from short-term borrowings	(336.3)	324.8
Proceeds from employee stock plans	82.1	78.5
Cash dividends paid	(72.8)	(69.7)
Other	(.5)	(5.5)
Net cash (used for)provided by financing activities	(327.5)	328.1

Changes in cash and cash equivalents:
Net (decrease)increase in cash and cash equivalents	(.8)	61.8
Cash and cash equivalents at beginning of year	16.9	12.8
Cash and cash equivalents at end of period	$ 16.1	$ 74.6

The accompanying Notes to Consolidated Condensed Financial

Statements are an integral part of these Statements.

WALGREEN CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(1) Inventories are valued on a lower of last-in, first-out (LIFO) cost or market basis. At February 28, 2002 and August 31, 2001, inventories would have been greater by $680.8 million and $637.6 million respectively, if they had been valued on a lower of first-in, first-out (FIFO) cost or market basis. LIFO inventory costs can only be determined annually when inflation rates and inventory levels are finalized; therefore, LIFO inventory costs for interim financial statements are estimated. Cost of sales is primarily derived from an estimate based upon point-of-sale scanning and adjusted based on periodic inventories.

(2) The company capitalized interest expense as part of significant construction projects. The amounts capitalized were $2.8 million and $7.2 million for the quarter and six-month periods ended February 28, 2002 versus $4.5 million and $9.0 million for the comparable periods a year ago.

MANAGEMENT'S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

Net earnings for the second quarter, ended February 28, 2002, were $326.6 million or $.32 per share (diluted). This was a 10.0% increase in net earnings over last year. Included in last year's results was a $22.1 million pre-tax gain ($.01 per share) for a partial payment of the company's share of the brand name prescription drug antitrust litigation settlement. Excluding the gain, earnings this quarter rose 15.3% from last year's $283.3 million or $.28 per share (diluted). Net earnings for the six months were up 12.6% to $512.5 million or $.50 per share (diluted). Both periods included gains related to the prescription drug antitrust litigation settlement, $5.5 million for the current six-month period versus the aforementioned $22.1 million for the same period a year ago. Excluding the gains, the first half earnings rose 15.3% to $509.1 million or $.49 per share (diluted). Net earnings increases resulted from improved sales and lower expense ratios, partially offset by a decrease in gross margin rates.

Net sales increased by 16.5% in the second quarter, to $7.5 billion, and rose by 16.6% to $14.0 billion for the first six months. Drugstore sales increases resulted from sales gains in existing stores and added sales from new stores, each of which include an indeterminate amount of market-driven price changes. Comparable drugstore (those open at least one year) sales were up 10.2% and 10.4% for the quarter and first six months. New store openings accounted for 9.8% and 10.0% of the quarterly and six-month sales increase. The company operated 3,678 drugstores as of February 28, 2002, compared to 3,343 a year earlier.

Prescription sales increased 21.4% for the second quarter and 21.5% for the first six months. Prescription sales in comparable stores increased 16.4% for the quarter and 16.7% for the six-month period while comparable sales in other sales categories increased 3.2% and 2.9% for the same periods. Third party sales, where reimbursement is received from managed care organizations and government and private insurance, were 90% of pharmacy sales compared to 88% a year ago. Pharmacy sales growth trends are expected to continue primarily because of expansion into new markets, increased penetration in existing markets, availability of new drugs, and demographic changes such as the aging population.

Gross margins were 27.2% of sales in the quarter and 26.6% for the six-month period compared to 27.5% and 27.1% for the comparable periods last year. The decreases in gross margins were caused by a number of factors. Non pharmacy margins declined as a result of more aggressive advertising and in-store promotions. Although prescription margins increased, due in part to the shift to more generic medications, the trend continued in sales mix toward pharmacy, which carries lower margins than the rest of the store. Within the pharmacy, third party sales, which typically have lower profit margins than cash prescriptions, continue to become a larger portion of prescription sales.

The company uses the LIFO method of inventory valuation, which can only be determined annually when inflation rates and inventory levels are finalized; therefore, LIFO inventory costs for interim financial statements are estimated. Cost of sales includes a LIFO provision of $20.8 million ($.02 per share) and $43.2 million ($.03 per share) for the quarter and six-month periods ended February 28, 2002 versus $26.8 million ($.02 per share) and $43.2 million ($.03 per share) for the same periods a year ago. During the quarter the company lowered its estimated annual rate from 2.50% to 2.25% primarily due to lower than projected pharmacy inflation. Last year the company raised the estimated annual rate from 2.25% to 2.75%.

Selling, occupancy and administration expenses decreased to 20.2% from 20.4% of sales in the quarter and to 20.8% from 21.1% of sales for the six months. The decreases, as a percent to sales, were principally caused by lower insurance costs and store related expenses, which were partially offset by higher occupancy costs.

The second quarter effective tax rate remained at 37.75%. Last year the effective tax rate was lowered to 38.25% from the first quarter rate of 38.50%. The decrease was principally the result of the settlement of various IRS matters.

CRITICAL ACCOUNTING POLICIES

The financial statements are prepared in accordance with generally accepted accounting principles and include amounts based on management's prudent judgments and estimates. Actual results may differ from these estimates.

Management believes that any reasonable deviation from those judgements and estimates would not have a material impact on the company's consolidated financial position or results of operations. Some of the more significant estimates include liability for closed locations, liability insurance reserves, allowance for doubtful accounts, and cost of sales. The company uses the following techniques to determine estimates:
Liability for closed locations -
the present value of future rent obligations and other related costs to the first lease option date or estimated sublease date

Liability insurance reserves -
incurred losses by policy year extended by historical growth factors to derive ultimate losses

Allowance for doubtful accounts -
based on both specific receivables and historic write-off percents

Cost of Sales -
based primarily on point-of-sale scanning information and adjusted based on periodic inventories taken throughout the year

FINANCIAL CONDITION

Cash and cash equivalents were $16.1 million at February 28, 2002, compared to $74.6 million at February 28, 2001. Short-term investment objectives are to maximize yields, while minimizing risk and maintaining liquidity. To attain these objectives, investment limits are placed on the amount, type and issuer of securities.

Net cash provided by operating activities for the first half of fiscal 2002 was $616.5 million compared to $306.5 million a year ago. The change between periods is principally due to tighter control over inventory levels. The company's profitability is the principal source for providing funds for expansion and remodeling programs, dividends to shareholders and funding for various technological improvements.

Net cash used for investing activities was $289.8 million versus $572.8 million last year. Additions to property and equipment were $493.2 million compared to $636.6 million last year. There were 210 new or relocated drugstores opened during the first half of this year compared to 238 in the same period last year. New stores are owned or leased. There were 123 owned locations opened during the first half of this year or under construction at February 28, 2002 versus 179 for the same period last year.

During the quarter the company entered into a sale-leaseback transaction. This transaction involved 42 drugstore locations and resulted in proceeds of $143 million.

Capital expenditures for fiscal 2002 are expected to reach approximately $1.3 billion. The company expects to open approximately 475 new stores in fiscal 2002 and have more than 6,000 drugstores by the year 2010. The company is continuing to relocate stores to more convenient and profitable freestanding locations. In addition to new stores, a significant portion of the expenditures will be made for technology and distribution centers. During the quarter a new distribution center opened in West Palm Beach, Florida. Two new distribution centers are under construction in Ohio and the Dallas metropolitan area. Another is planned in southern California.

Net cash used for financing activities was $327.5 million compared to $328.1 million provided a year ago. The change was principally due to payments of short term borrowings during this year versus proceeds from borrowings during the same period last year. Borrowings were needed to support working capital needs and store and distribution center growth, which includes purchases of new store property, equipment and inventory. In November 2001 the company obtained a syndicated bank line of credit facility of $800 million to support the company's short-term commercial paper program and has the option to increase the facility to $850 million if required. As of February 28, 2002, there were $104.4 million of short-term borrowings compared to $324.8 million at February 28, 2001. The company also has available $100 million of unissued authorized debt securities, previously filed with the Securities and Exchange Commission.

During the first quarter the company adopted Financial Accounting Standards Board Statement No. 142, "Goodwill and other Intangible Assets." Under this pronouncement, goodwill is no longer amortized but periodically tested for impairment. No significant impact to the consolidated financial position or results of operations occurred as a result of adopting this standard. Also issued during the first quarter was SFAS NO. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This pronouncement, which is effective by the company's fiscal year 2003, may require additional disclosures. However, adoption of this pronouncement is not expected to have a material impact on the company's consolidated financial position or results of operations.

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

PART 11. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Securities Holders
(a)	The company held its Annual Meeting of Shareholders on January 9, 2002.
(c)	The shareholders voted for election of the following directors to serve until the next annual meeting or until their successors are elected and qualified:
			Votes
		Votes for	Withheld
	L. Daniel Jorndt	875,554,008	5,393,302
	David W. Bernauer	875,489,715	5,457,595
	William C. Foote	870,921,320	10,025,990
	James J. Howard	874,901,386	6,045,924
	Alan G. McNally	875,371,314	5,575,996
	Cordell Reed	874,891,905	6,055,405
	David Y. Schwartz	874,717,014	6,230,296
	John B. Schwemm	836,471,729	44,475,581
	Marilou M. von Ferstel	874,950,910	5,996,400
	Charles R. Walgreen III	875,557,443	5,389,867

Item 6. Exhibits and Reports on Form 8-K
(a) Exhibits filed with this report:
10.	Walgreen Co. Executive Deferred Profit-Sharing Plan, as Amended and effective as of January 1, 2002.

(b) Reports on Form 8-K:
No reports on Form 8-K were filed by the Registrant during the
Quarter ending February 28, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WALGREEN CO.
(Registrant)

Dated April 5, 2002	/s/R.L. Polark
R.L. Polark
Senior Vice President
(Chief Financial Officer)

Dated April 5, 2002	/s/W.M. Rudolphsen
W.M. Rudolphsen
Controller
(Chief Accounting Officer)