Form 10-Q/A
period 2002-02-28
WALGREEN CO
filed 2002-05-01
CIK 104207

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

EXPLANATORY NOTE

The purpose of this Amendment is to correct an inadvertent omission of two additional matters voted on by securities holders at the January 9, 2002 Annual Shareholders’ Meeting.

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

PART 11. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Securities Holders

(a)	The company held its Annual Meeting of Shareholders on January 9, 2002.
(c)	1.	The shareholders voted for election of the following directors to serve until the next annual meeting or until their successors are elected and qualified:
				Votes
			Votes for	Withheld
		L. Daniel Jorndt	875,554,008	5,393,302
		David W. Bernauer	875,489,715	5,457,595
		William C. Foote	870,921,320	10,025,990
		James J. Howard	874,901,386	6,045,924
		Alan G. McNally	875,371,314	5,575,996
		Cordell Reed	874,891,905	6,055,405
		David Y. Schwartz	874,717,014	6,230,296
		John B. Schwemm	836,471,729	44,475,581
		Marilou M. von Ferstel	874,950,910	5,996,400
		Charles R. Walgreen III	875,557,443	5,389,867
2.	The performance factors and award limits for the Walgreen Co. Restricted Performance Share Plan were reapproved by a vote of 849,532,646 for, 22,777,268 against, and 8,637,396 abstained.

3.	The shareholder proposal to redeem the Shareholders Rights Plan adopted in 1996 was rejected by a vote of 349,472,116 for, 344,314,595 against, 23,357,029 abstentions and 163,803,570 broker non-votes.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits filed with this report:
10.	Walgreen Co. Executive Deferred Profit-Sharing Plan, as Amended and effective as of January 1, 2002. The Plan document was included on Form 10-Q filed on April 8, 2002.

(b) Reports on Form 8-K:
No reports on Form 8-K were filed by the Registrant during the
Quarter ending February 28, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WALGREEN CO.
(Registrant)

Dated April 30, 2002	/s/R.L. Polark
R.L. Polark
Senior Vice President
(Chief Financial Officer)

Dated April 30, 2002	/s/W.M. Rudolphsen
W.M. Rudolphsen
Controller
(Chief Accounting Officer)