Form 10-Q
period 2002-05-31
WALGREEN CO
filed 2002-07-10
CIK 104207

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED MAY 31, 2002

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

Yes [X] No [ ]

The number of shares issued and outstanding of the registrant's Common Stock, $.078125 par value, as of June 28, 2002 was 1,024,434,738.

WALGREEN CO. AND SUBSIDIARIES

CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

The consolidated condensed financial statements included herein have been prepared by the company pursuant to the rules and regulations of the Securities and Exchange Commission. The Consolidated Condensed Balance Sheet as of May 31, 2002, the Consolidated Condensed Statements of Earnings for the three and nine months ended May 31, 2002 and 2001, and the Consolidated Condensed Statements of Cash Flows for the nine months ended May 31, 2002 and 2001, have been prepared without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the company's latest annual report on Form 10-K.

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

WALGREEN CO. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(Dollars in Millions)

	(Unaudited)
	May 31,	August 31,
	2002	2001
Assets
Current Assets:
Cash and cash equivalents	$ 286.2	$ 16.9
Accounts receivable	998.1	798.3
Inventories	3,343.3	3,482.4
Other current assets	103.8	96.3
Total Current Assets	4,731.4	4,393.9
Property and Equipment, at cost, less
accumulated depreciation and amortization of
$1,361.1 at May 31 and $1,158.0 at August 31	4,597.3	4,345.3
Other Non-Current Assets	127.3	94.6
Total Assets	$ 9,456.0	$ 8,833.8

Liabilities & Shareholders' Equity
Current Liabilities:
Short-term borrowings	$ -	$ 440.7
Trade accounts payable	1,577.3	1,546.8
Other current liabilities	1,157.7	1,024.1
Total Current Liabilities	2,735.0	3,011.6
Non-Current Liabilities:
Deferred income taxes	181.6	137.0
Other non-current liabilities	531.8	478.0
Total Non-Current Liabilities	713.4	615.0
Shareholders' Equity
Preferred stock $.0625 par value; authorized
32 million shares; none issued	-	-
Common stock $.078125 par value; authorized
3.2 billion shares; issued and outstanding
1,024,065,819 at May 31 and
1,019,425,052 at August 31	80.0	79.6
Paid-in capital	736.5	596.7
Retained earnings	5,191.1	4,530.9
Total Shareholders' Equity	6,007.6	5,207.2
Total Liabilities & Shareholders' Equity	$ 9,456.0	$ 8,833.8

The accompanying Notes to Consolidated Condensed Financial
Statements are an integral part of these Statements.

WALGREEN CO. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
(UNAUDITED)
(In Millions Except Per Share Data)

	Three Months Ended		Nine Months Ended
	May 31,	May 31,	May 31,	May 31,
	2002	2001	2002	2001

Net Sales	$7,397.9	$6,296.2	$21,445.8	$18,339.4

Costs and Deductions:
Cost of sales	5,460.7	4,644.6	15,776.8	13,428.9
Selling, occupancy and
administration	1,523.1	1,306.1	4,439.5	3,850.5
	6,983.8	5,950.7	20,216.3	17,279.4
Other (Income)Expense:
Interest income	(1.9)	(1.7)	(4.3)	(3.9)
Interest expense	-	1.7	-	3.1
Other income	-	-	(5.5)	(22.1)
	(1.9)	-	(9.8)	(22.9)
Earnings before income tax
Provision	416.0	345.5	1,239.3	1,082.9
Income tax provision	157.0	132.1	467.8	414.2
Net earnings	$ 259.0	$ 213.4	$ 771.5	$ 668.7
Per share-
Basic	$ .25	$ .21	$ .75	$ .66
Diluted	$ .25	$ .21	$ .75	$ .65

Dividends declared	$ .03625	$ .03500	$ .10875	$ .10500

Average shares outstanding	1,023.6	1,018.0	1,021.9	1,015.3
Dilutive effect of stock
Options	10.3	12.9	10.0	13.4
Average shares outstanding
Assuming dilution	1,033.9	1,030.9	1,031.9	1,028.7

The accompanying Notes to Consolidated Condensed Financial

Statements are an integral part of these Statements.

WALGREEN CO. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Dollars in Millions)

	Nine Months Ended
	May 31,	May 31,
	2002	2001

Net cash provided by operating activities	$ 1,181.5	$ 552.8

Cash flows from investing activities:
Additions to property and equipment	(691.8)	(905.9)
Net proceeds from corporate-owned life insurance
Policies	12.7	57.5
Disposition of property and equipment	214.7	34.9
Net cash used for investing activities	(464.4)	(813.5)

Cash flows from financing activities:
Net (payments of)proceeds from short-term borrowings	(440.7)	357.8
Proceeds from employee stock plans	108.0	103.9
Cash dividends paid	(109.9)	(105.2)
Other	(5.2)	(9.9)
Net cash (used for)provided by financing activities	(447.8)	346.6

Changes in cash and cash equivalents:
Net increase in cash and cash equivalents	269.3	85.9
Cash and cash equivalents at beginning of year	16.9	12.8
Cash and cash equivalents at end of period	$ 286.2	$ 98.7

The accompanying Notes to Consolidated Condensed Financial
Statements are an integral part of these Statements.

WALGREEN CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(1) Inventories are valued on a lower of last-in, first-out (LIFO) cost or market basis. At May 31, 2002 and August 31, 2001, inventories would have been greater by $703.4 million and $637.6 million respectively, if they had been valued on a lower of first-in, first-out (FIFO) cost or market basis. LIFO inventory costs can only be determined annually when inflation rates and inventory levels are finalized; therefore, LIFO inventory costs for interim financial statements are estimated. Cost of sales is primarily derived from an estimate based upon point-of-sale scanning and adjusted based on periodic inventories.

(2) The company capitalized interest expense as part of significant construction projects. The amounts capitalized were $.8 million and $8.0 million for the quarter and nine-month periods ended May 31, 2002 versus $1.8 million and $10.8 million for the comparable periods a year ago.

MANAGEMENT'S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

Net earnings for the third quarter, ended May 31, 2002, were $259.0 million or $.25 per share (diluted). This was a 21.4% increase in net earnings over last year. Net earnings for the nine months were up 15.4% to $771.5 million or $.75 per share (diluted). Year-to-date results include this year's $5.5 million pre-tax ($3.4 million after-tax) gain and last year's $22.1 million pre-tax (1 cent per share after-tax) gain for partial payments of the company's share of the brand name prescription drug antitrust litigation settlement. Excluding the gains, earnings for the nine months rose 17.3 percent to $768.0 million or 74 cents per share from last year's $655.0 million or 64 cents per share. The quarterly net earnings increase resulted from improved sales and lower expense ratios. The nine months net earnings increase resulted from improved sales and lower expense ratios, partially offset by lower gross margin rates.

Net sales increased by 17.5% in the third quarter, to $7.4 billion, and rose by 16.9% to $21.4 billion for the first nine months. Drugstore sales increases resulted from sales gains in existing stores and added sales from new stores, each of which include an indeterminate amount of market-driven price changes. Comparable drugstore (those open at least one year) sales were up 11.5% and 10.8% for the quarter and first nine months. New store openings accounted for 9.3% and 9.8% of the quarterly and nine-month sales increase. The company operated 3,766 drugstores as of May 31, 2002, compared to 3,424 a year earlier.

Prescription sales increased 21.9% for the third quarter and 21.6% for the first nine months. Prescription sales in comparable stores increased 16.7% for the quarter and nine-month periods while comparable sales in other sales categories increased 4.4% and 3.4% for the same periods. Third party sales, where reimbursement is received from managed care organizations and government and private insurance, were 90% of pharmacy sales compared to 89% a year ago. Pharmacy sales growth trends are expected to continue primarily because of expansion into new markets, increased penetration in existing markets, availability of new drugs, and demographic changes such as the aging population.

Gross margins were 26.2% of sales in the quarter and 26.4% for the nine-month period compared to 26.2% and 26.8% for the comparable periods last year. The nine-month decrease in gross margin was caused by a number of factors. Non pharmacy margins declined as a result of more aggressive advertising and in-store promotions. Although prescription margins increased, due in part to the shift to more generic medications, the trend continued in sales mix toward pharmacy, which carries lower margins than the rest of the store. Within the pharmacy, third party sales, which typically have lower profit margins than cash prescriptions, continue to become a larger portion of prescription sales.

The company uses the LIFO method of inventory valuation, which can only be determined annually when inflation rates and inventory levels are finalized; therefore, LIFO inventory costs for interim financial statements are estimated. Cost of sales includes a LIFO provision of $22.6 million ($.01 per share) and $65.8 million ($.04 per share) for the quarter and nine-month periods ended May 31, 2002 versus $16.8 million ($.01 per share) and $60.0 million ($.04 per share) for the same periods a year ago. The current estimate of annual inflation rate is 2.25%. Last year during the quarter, the company lowered its estimated annual rate to 2.50% from 2.75% primarily due to lower than projected pharmacy inflation.

Selling, occupancy and administration expenses decreased to 20.6% from 20.7% of sales in the quarter and to 20.7% from 21.0% of sales for the nine months. The decreases were principally caused by lower store salaries and other direct store expenses, which continue to decline on a percent to sales basis as they are spread over a larger base. Partially offsetting the decrease in the quarter were higher insurance and advertising costs.

The effective tax rate was 37.75% for the quarter and nine-month period this fiscal year compared to 38.25% for the comparable periods last year. These decreases were principally the result of lower state income taxes and the settlement of various IRS matters.

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

FINANCIAL CONDITION

Cash and cash equivalents were $286.2 million at May 31, 2002, compared to $98.7 million at May 31, 2001. Short-term investment objectives are to maximize yields, while minimizing risk and maintaining liquidity. To attain these objectives, investment limits are placed on the amount, type and issuer of securities.

Net cash provided by operating activities for the first nine months of fiscal 2002 was $1,181.5 million compared to $552.8 million a year ago. The change between periods is principally due to tighter control over inventory levels. The company's profitability is the principal source for providing funds for expansion and remodeling programs, dividends to shareholders and funding for various technological improvements.

Net cash used for investing activities was $464.4 million versus $813.5 million last year. Additions to property and equipment were $691.8 million compared to $905.9 million last year. There were 319 new or relocated drugstores opened during the first nine months of this year compared to 343 in the same period last year. New stores are owned or leased. There were 134 owned locations opened during the first nine months of this year or under construction at May 31, 2002 versus 220 for the same period last year.

During the nine-month period the company entered into a sale-leaseback transaction. This transaction involved 42 drugstore locations and resulted in proceeds of $143 million.

Capital expenditures for fiscal 2002 are expected to reach approximately $1 billion. The company expects to open approximately 475 new stores in fiscal 2002 and have more than 6,000 drugstores by the year 2010. The company is continuing to relocate stores to more convenient and profitable freestanding locations. In addition to new stores, a significant portion of the expenditures will be made for technology and distribution centers. During the nine-month period a new distribution center opened in West Palm Beach, Florida. Two new distribution centers are under construction in Ohio and the Dallas metropolitan area. Another is planned in southern California.

Net cash used for financing activities was $447.8 million compared to $346.6 million provided a year ago. The change was principally due to payments of short term borrowings during this year versus proceeds from borrowings during the same period last year. There were no short-term borrowings at May 31, 2002 compared to $357.8 million at May 31, 2001. Borrowings were needed during each year to support working capital needs and store and distribution center growth, which included purchases of new store property, equipment and inventory. The company has a syndicated bank line of credit facility of $600 million to support the company's short-term commercial paper program and has the option to increase the facility to $800 million if required. On July 2, 2002, the company deregistered the remaining $100 million of unissued authorized debt securities, previously filed with the Securities and Exchange Commission.

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

PART 11. OTHER INFORMATION

Item 6. Reports on Form 8-K

On April 12, 2002, a report on Form 8-K was filed, reporting under "Item 4. Changes in Registrant's Certifying Accountant" that the Registrant dismissed Arthur Andersen LLP as the company's auditors. On May 13, 2002, a report was filed, reporting under "Item 4. Changes in Registrant's Certifying Accountant" that the Registrant named Deloitte & Touche LLP as the company's independent public auditor for the fiscal year ending August 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WALGREEN CO.
(Registrant)

Dated July 9, 2002	/s/R.L. Polark
R.L. Polark
Senior Vice President
(Chief Financial Officer)

Dated July 9, 2002	/s/W.M. Rudolphsen
W.M. Rudolphsen
Controller
(Chief Accounting Officer)