Form 10-K
period 2002-08-31
WALGREEN CO
filed 2002-11-22
CIK 104207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the fiscal year ended August 31, 2002.

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

Yes X No _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [ ]

As of October 31, 2002, there were 1,024,908,276 shares of Walgreen Co. common stock, par value $.078125 per share, issued and outstanding and the aggregate market value of such common stock held by non-affiliates (based upon the closing transaction price on the New York Stock Exchange) was approximately $34,245,758,000.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the year ended August 31, 2002, only to the extent expressly so stated herein, are incorporated by reference into parts I, II and IV of Form 10-K. Portions of the registrant's proxy statement for its 2002 annual meeting of shareholders to be held January 8, 2003, are incorporated by reference into part III of Form 10-K.

PART I

Item 1. Business

(a) General development of business.

Walgreen Co. (The "company" or "Walgreens"), the nation's largest drugstore chain, recorded its 28th year of consecutive sales and earnings growth. During the year, the company opened 471 stores while 108 were closed. All but 15 involved relocations to more convenient and profitable freestanding locations. The total number of stores at August 31, 2002 was 3,880 located in 43 states and Puerto Rico. In addition, the company operates three mail service facilities. The company plans to operate more than 7,000 stores by 2010.

To support store expansion, two new distribution centers were opened, one in West Palm Beach (Jupiter), Florida, and the other in the Dallas metropolitan area. A new distribution center is under construction in Northern Ohio, which is projected to open during 2003, while another is planned for Southern California with a projected opening date of 2004.

Prescription sales continue to become a larger portion of the company's business. This year prescriptions accounted for 59.8% of sales compared to 57.5% last year. Third party sales were 89.8% of prescription sales compared to 88.4% a year ago. Pharmacy sales trends are expected to continue primarily because of increased penetration in existing markets, availability of new drugs and demographic changes such as the aging population. There have been recent moves to reduce state Medicaid reimbursement levels below cost. The company continues to evaluate these reimbursement rates on a case by case basis.

During the past year the company entered into two sale-leaseback transactions that involved 86 drugstore locations and generated proceeds of $302 million.

During fiscal year 2002 the company spent $934.4 million on capital expenditures, which includes approximately $667.7 million related to stores, $217.1 million for distribution centers, and $49.6 million related to other corporate items. Capital expenditures for fiscal 2003 are expected to exceed $1 billion.

In October, the company announced that L. Daniel Jorndt will retire as Chairman of the Board of Directors effective January 8, 2003. David W. Bernauer, currently President and Chief Executive Officer, will become Chief Executive Officer and Chairman of the Board of Directors. Jeffrey A. Rein, Executive Vice President of Marketing, will become President and Chief Operating Officer.

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

Product Class	Percentage
	2002	2001	2000
Prescription Drugs	60%	58%	55%
Nonprescription Drugs *	11	12	11
General Merchandise *	29	30	34
Total Sales	100%	100%	100%

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

Walgreens markets products under various trademarks, trade dress and trade names and holds assorted business licenses (pharmacy, occupational, liquor, etc.) having various lives, which are necessary for the normal operation of business. The company also owns various pending patent applications relating to its business and products.

(v) Seasonal variations in business.

The non-pharmacy business is seasonal in nature, with

Christmas generating a higher proportion of sales and earnings than other periods. See the note "Summary of Quarterly Results

(Unaudited)" on Page 29 of the Annual Report to Shareholders for

the year ended August 31, 2002 ("2002 Annual Report"), which is incorporated herein by reference.

(vi) Working capital practices.

The company generally finances its inventory and expansion needs with internally generated funds. During fiscal 2002 the company obtained funds through the placement of commercial paper. See the note "Short-Term Borrowings" on page 27 and "Management's Discussion and Analysis of Financial Condition" on pages 20 and 21 of the 2002 Annual Report, which sections are incorporated herein by reference. Short-term borrowings may not be necessary in fiscal 2003.

Due to the nature of the retail drugstore business 89.8% of all prescription sales are now covered by third party payers. Prescription sales represent 59.8% of total store sales. The remainder of store sales are principally for cash. Customer returns are immaterial.

(vii) Dependence upon limited number of customers.

Sales are to numerous customers which include various managed care organizations; therefore, the loss of any one customer or a group of customers under common control would not have a material effect on the business. No customer accounts for ten percent or more of the company's consolidated sales.

(viii)Backlog orders.

Not applicable.

(ix) Government contracts.

The company fills prescriptions for many state welfare plans. Revenues from all such plans are less than 7% of total sales.

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

Sales by geographic area for fiscal 2002 were as follows:

Percent Of Sales
State
Florida	17%
Illinois	12
Texas	10
California	7
Arizona	6
Wisconsin	4
37 other states and Puerto Rico	44
100%

(xi) Research and development activities.

The company does not engage in any material research activities.

(xii) Environmental disclosures.

Federal, state and local environmental protection requirements have no material effect upon capital expenditures, earnings or the competitive position of the company.

(xiii)Number of employees.

The company employs approximately 141,000 persons, about 48,000 of whom are part-time employees working less than 30 hours per week.

(d) Financial information about foreign and domestic operations and export sales.

All the company sales occur within the continental United States and Puerto Rico. There are no export sales.

Cautionary Note Regarding Forward Looking Statements

Certain information in this annual report, as well as in other public filings, the company web site, press releases and oral statements made by the company’s representatives, is forward-looking information based on current expectations and plans that involve risks and uncertainties. Forward-looking information includes statements concerning pharmacy sales trends, prescription margins, number of new store openings, and the level of capital expenditures; as well as those that include or are preceded by the words "expects,""estimates,""believes" or similar language. For such statements, we claim the protection of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

The following factors, in addition to those discussed elsewhere in this annual report for the fiscal year ended August 31, 2002, could cause results to differ materially from management expectations as projected in such forward-looking statements: the impact of events related to any terrorist actions, changes in economic conditions generally or in the markets served by the company; consumer preferences and spending patterns; competition from other drugstore chains, supermarkets, on-line retailers, other retailers and mail order companies; changes in state or federal legislation or regulations; the efforts of third party payers to reduce prescription drug costs; the success of planned advertising and merchandising strategies; the availability and cost of real estate and construction; accounting policies and practices; the company’s ability to hire and retain pharmacists and other store and management personnel; the company’s relationships with its suppliers; the company’s ability to successfully implement new computer systems and technology; and adverse determinations with respect to litigation or other claims. Unless otherwise required by applicable securities laws, the company assumes no obligation to update its forward-looking statements to reflect subsequent events or circumstances.

Item 2. Properties

The number and location of the company's drugstores is incorporated by reference to the table under the caption "Walgreens Nationwide" on page 32 of the 2002 Annual Report, which section is incorporated herein by reference. Most of the company's drugstores are leased. The leases are for various terms and periods. See the caption, "Leases" on page 26 of the 2002 Annual Report, which section is incorporated herein by reference. The company owns approximately 19% of the retail stores open at August 31, 2002. The company has an aggressive expansion program of adding new stores and remodeling and relocating existing stores. Net selling space of drugstores was increased from 38.2 million square feet at August 31, 2001, to 42.7 million square feet at August 31, 2002. Approximately 58% of company stores have been opened or remodeled during the past five years.

The company's retail drugstore operations are supported by twelve distribution centers with a total of approximately 6.3 million square feet of space, of which 5.0 million square feet is owned. The remaining space is leased. All warehouses are served by modern distribution systems for order processing control, operating efficiencies and rapid merchandise delivery to stores. In addition, the company uses public warehouses to handle certain distribution needs. A new distribution center is under construction in Northern Ohio, which is projected to open during 2003, while another is planned for Southern California with a projected opening date of 2004.

There are six principal office facilities containing approximately 1,102,000 square feet of which approximately 988,000 square feet is owned and the remainder is leased. The company owns one mail service facility with a ground lease and leases two other facilities. The combined square footage of these facilities is approximately 187,000 square feet. The mail service and office facilities are adequate for current needs.

Item 3. Legal Proceedings

The information in response to this item is incorporated herein by reference to the caption "Contingencies" on page 27 of the 2002 Annual Report, which section is incorporated herein by reference.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following information is furnished with respect to each executive officer of the company as of November 1, 2002:

NAME AND BUSINESS EXPERIENCE	AGE	OFFICE HELD

L. Daniel Jorndt*	61	Chairman
Chairman of the Board since
January 1999
Chief Executive Officer
January 1998 to January 2002
President and Chief Operating Officer
February 1990 to January 1999
Director since January 1990

David W. Bernauer*	58	President, Chief Executive
Chief Executive Officer since		Officer and Chief Operating
January 2002		Officer
President and Chief Operating
Officer since January 1999
Senior Vice President
July 1996 to January 1999
Chief Information Officer
February 1995 to January 1999
Director since January 1999

Jerome B. Karlin	60	Executive Vice President
Executive Vice President since
February 1999
Vice President
September 1987 to February 1999

Jeffrey A. Rein*	50	Executive Vice President
Executive Vice President since
February 2001
Vice President
July 1999 to February 2001
Treasurer
March 1996 to January 2000

R. Bruce Bryant	52	Senior Vice President
Senior Vice President since
September 2000
Vice President, Drug Store Division
September 1997 to September 2000

George C. Eilers	62	Senior Vice President
Senior Vice President since
February 1999
Vice President, Drug Store Division
July 1992 to February 1999

J. Randolph Lewis	52	Senior Vice President
Senior Vice President since
January 2000
Vice President
March 1996 to January 2000

EXECUTIVE OFFICERS OF THE REGISTRANT – continued:

NAME AND BUSINESS EXPERIENCE	AGE	OFFICE HELD

Julian A. Oettinger	63	Senior Vice President,
Senior Vice President, Secretary		Secretary and General Counsel
and General Counsel since
January 2000
Vice President, Secretary and General Counsel
January 1989 to January 2000

Roger L. Polark	54	Senior Vice President and
Senior Vice President and Chief Financial Officer since February		Chief Financial Officer
1995

William A. Shiel	51	Senior Vice President
Senior Vice President since July
1993

Trent E. Taylor	45	Senior Vice President
Senior Vice President since
January 2000
Chief Information Officer since
January 1999
Director, Infrastructure
August 1995 to January 1999

Mark A. Wagner	41	Senior Vice President
Senior Vice President since
February 2002
Treasurer
January 2000 to February 2002
Vice President, Drug Store Division
February 1999 to January 2000
District Manager
September 1993 to February 1999

John W. Gleeson	55	Vice President and Treasurer
Treasurer since February 2002
Vice President since February
2000
Divisional Vice President, Marketing Systems and Services
July 1992 to January 2000

Dana I. Green	52	Vice President
Vice President since May 2000
Divisional Vice President
July 1998 to May 2000
Director, Employee Relations
May 1989 to July 1998

Dennis R. O'Dell	55	Vice President
Vice President since January
2000
Divisional Vice President
January 1997 to January 2000

EXECUTIVE OFFICERS OF THE REGISTRANT – continued:

NAME AND BUSINESS EXPERIENCE	AGE	OFFICE HELD

Gregory D. Wasson	43	Vice President
Vice President since October
	2001
President, WHP Health
	Initiatives, Inc. since March 2002
Executive Vice President, WHP Health Initiatives, Inc.
	October 2001 to March 2002
Vice President, Drug Store Operations
	February 1999 to October 2001
District Manager
	December 1987 to February 1999

Chester G. Young	57	General Auditor
Divisional Vice President since
	January 1995
General Auditor since June 1988

William M. Rudolphsen	47	Controller
Controller since January 1998
Director of Accounting
	September 1995 to January 1998

*

Mr. Jorndt is retiring as Chairman effective January 8, 2003. Mr. Bernauer will become Chairman and Chief Executive Officer as of January 8, 2003. Mr. Rein will become President and Chief Operating Officer as of January 8, 2003.

There is no family relationship between any of the aforementioned officers of the company.

Mr. Jorndt is currently a director of Kellogg Company.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder
Matters

The company's common stock is traded on the New York and Chicago Stock

Exchanges under the symbol WAG. As of October 31, 2002 there were 96,976 recordholders of company common stock according to the records maintained by the company's transfer agent.

The range of the sales prices of the company's common stock by quarters during the two years ended August 31 2002, are incorporated herein by reference to the note "Common Stock Prices" on page 29 of the 2002 Annual Report.

The range of the company’s cash dividends per common share during the two years ended August 31 2002, are as follows:

Quarter Ended	2002	2001
November	$.03625	$.035
February	.03625	.035
May	.03625	.035
August	.03625	.035
Fiscal Year	$ .145	$ .14

Item 6. Selected Financial Data

The information in response to this item is incorporated herein by reference to the caption "Eleven Year Summary of Selected Consolidated Financial Data" on pages 18 and 19 of the 2002 Annual Report.

Item 7. Management's Discussion and Analysis of Financial Condition and
Results of Operations

The information in response to this item is incorporated herein by reference to the caption "Management's Discussion and Analysis of Results of
Operations and Financial Condition" on pages 20 and 21 of the 2002 Annual Report.

Item 7a. Qualitative and Quantitative Disclosure about Market Risk

Management does not believe that there is any material market risk exposure with respect to derivative or other financial instruments that would require disclosure under this item.

Item 8. Financial Statements and Supplementary Data

See Item 15.

Item 9. Changes in and Disagreements with Accountants on Accounting and
Financial Disclosure

The company filed a Form 8-K on April 9, 2002 confirming the dismissal of Arthur Andersen LLP as the company’s independent auditor. The company filed a Form 8-K on May 9, 2002 confirming the engagement of Deloitte & Touche LLP as the company’s independent auditor.

PART III

The information required for Items 10,11,12 and 13,with the exception of the information relating to the executive officers of the Registrant, which is presented in Part I under the heading "Executive Officers of the Registrant"

is incorporated herein by reference to the following sections of the Registrant's Proxy Statement:

Captions in Proxy

Names and ages of Director nominees,
their principal occupations and
other information

Information Concerning the Board of Directors and its Committees – Compensation of Directors

Securities Ownership of Directors and Executive
Officers

Section 16(a) Beneficial Ownership Reporting Compliance

Executive Compensation

Equity Compensation Plans

Item 14. Controls and Procedures

Based on their most recent evaluation, which was completed within 90 days of the filing of this Form 10-K, the company’s Chief Executive Officer and Chief Financial Officer believe the company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) are effective in timely alerting the company’s management to material information required to be included in this Form 10-K and other Exchange Act filings.

There were no significant changes in the company’s internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation, and there were no significant deficiencies or material weaknesses which required corrective actions.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) Documents filed as part of this report

(1)	The following financial statements, supplementary data, and report of independent public accountants appearing in the 2002 Annual Report are incorporated herein by reference.

Annual Report Page Number

	Consolidated Statements of Earnings and Shareholders’ Equity for the years ended August 31, 2002, 2001 and 2000	22

	Consolidated Balance Sheets at August 31, 2002 and 2001	23

	Consolidated Statements of Cash Flows for the years ended August 31, 2002, 2001 and 2000	24

	Summary of Major Accounting Policies	25-26

	Notes to Consolidated Financial Statements	26-29

	Reports of Independent Public Accountants	30

	Walgreens Nationwide(Table of number of stores by state)	32

(2)	The following financial statement schedule and related report of independent public accountants are included herein.

		10-K Page Number
	Schedule II Valuation and Qualifying Accounts	15

	Independent Auditors’ Report	16

	Supplemental Report of Independent Public Accountants	17

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

(3)	Exhibits 10(a) through 10(p) constitute management contracts or compensatory plans or arrangements required to be filed as exhibits pursuant to Item 15(c) of this Form 10-K.

(b) Reports on Form 8-K

No reports were filed on Form 8-K during the quarter that ended August 31, 2002.

(c) Exhibits

3.	(a)

Articles of Incorporation of the company, as amended, filed with the Securities and Exchange Commission as Exhibit 3(a) to the company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 1999, and incorporated by reference herein.

3.	(b)

By-Laws of the company, as amended and restated effective as of April 9, 2002, filed with the Securities and Exchange Commission as Exhibit 3(b) to the company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2002.

4.	(a)

Rights Agreement dated as of July 10, 1996, between the company and Harris Trust and Savings Bank, filed with the Securities and Exchange Commission as Exhibit 1 to Registration Statement on Form 8-A on July 11, 1996 (File No. 1-604), and incorporated by reference herein.

10.	(a)	Top Management Long-Term Disability Plan. (Note 3)

	(b)	Executive Short-Term Disability Plan Description. (Note 3)

	(c)	(i)

Walgreen Co. Management Incentive Plan (as restated effective October 12, 1994), filed with the Securities and Exchange Commission as Exhibit 10(a) to the company's Quarterly Report on Form 10-Q for the quarter ended November 30, 1994 (File No. 1-604), and incorporated by reference herein.

(ii)

Walgreen Co. Management Incentive Plan Amendment No. 1 (effective April 9, 1997), filed with the Securities and Exchange Commission as Exhibit 10 to the company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 1997 (File No. 1-604), and incorporated by reference herein.

	(d)	(i)

Walgreen Co. Restricted Performance Share Plan, as amended, filed with the Securities and Exchange Commission as Exhibit 10(a) to the company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1997 (File No. 1-604), and incorporated by reference herein.

(ii)

Walgreen Co. Restricted Performance Share Plan Amendment (effective October 9, 1996) filed with the Securities and Exchange Commission as Exhibit 10 (d) (ii) to the company's Annual Report on Form 10-K for the fiscal year ended August 31, 2001 and incorporated by reference herein.

(e)

Walgreen Co. Executive Stock Option Plan, as amended, filed with the Securities and Exchange Commission as Exhibit 10(b) to the company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1997 (File No. 1-604), and incorporated by reference herein.

	(f)	(i)	Walgreen Co. 1986 Director's Deferred Fee/Capital Accumulation Plan. (Note 1)

		(ii)	Walgreen Co. 1987 Director's Deferred Fee/Capital Accumulation Plan. (Note 2)

		(iii)	Walgreen Co. 1988 Director's Deferred Fee/Capital Accumulation Plan. (Note 4)

		(iv)	Walgreen Co. 1992 Director's Deferred Retainer Fee/Capital Accumulation Plan. (Note 8)

	(g)	(i)	Walgreen Co. 1986 Executive Deferred Compensation/Capital Accumulation Plan. (Note 1)

		(ii)	Walgreen Co. 1988 Executive Deferred Compensation/Capital Accumulation Plan. (Note 4)

		(iii)	Amendments to Walgreen Co. 1986 and 1988 Executive Deferred Compensation/Capital Accumulation Plans. (Note 6)

		(iv)	Walgreen Co. 1992 Executive Deferred Compensation/Capital Accumulation Plan Series 1. (Note 8)

See Notes on pages 13 and 14.

	(g)	(v)	Walgreen Co. 1992 Executive Deferred Compensation/Capital Accumulation Plan Series 2. (Note 8)

(vi)

Walgreen Co. 1997 Executive Deferred Compensation/Capital Accumulation Plan Series I, filed with the Securities and Exchange Commission as Exhibit 10(c) to the company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1997 (File No. 1-604), and incorporated by reference herein.

(vii)

Walgreen Co. 1997 Executive Deferred Compensation/Capital Accumulation Plan Series 2, filed with the Securities and Exchange Commission as Exhibit 10(d) to the company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1997 (File No. 1-604), and incorporated by reference herein.

(viii)

Walgreen Co. 2001 Executive Deferred Compensation/Capital Accumulation Plan filed with the Securities and Exchange Commission as Exhibit 10(g) to the company's Annual Report on Form 10-K for the fiscal year ended August 31, 2001 and incorporated by reference herein.

(ix)

Walgreen Co. 2002 Executive Deferred Compensation/Capital Accumulation Plan filed with the Securities and Exchange Commission as Exhibit 10(g) to the company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2002.

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

	(n)	(i)

Walgreen Co. Nonemployee Director Stock Plan Amendment No. 2 (effective September 1, 1998), filed with the Securities and Exchange Commission as Exhibit 10(o)(iii) to the company’s Annual Report on Form 10-K for the fiscal year ended August 31, 1998, and incorporated by reference herein.

See Notes on pages 13 and 14.

	(n)	(ii)

Walgreen Co. Nonemployee Director Stock Plan Amendment No. 3 (effective November 1, 2002), filed with the Securities and Exchange Commission as Exhibit 10(n)(ii) to the company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2002.

(o)

Agreement dated February 3, 1998, by and between Walgreen Co. And Charles R. Walgreen III (for consulting services), filed With the Securities and Exchange Commission as Exhibit 10(a) to the company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 1998, and incorporated by reference herein.

(p)

Walgreen Co. Broad-Based Stock Option Plan (effective July 10, 2002), filed with the Securities and Exchange Commission as Exhibit 10(p) to the company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2002.

11.

The required information for this Exhibit is contained in the Consolidated Statements of Earnings and Shareholders Equity for the years ended August 31, 2002, 2001 and 2000 and also in the Summary of Major Accounting Policies, each appearing in the Annual Report and previously referenced in Part IV, Item 15, Section (a)(1).

13.

Annual Report to shareholders for the fiscal year ended August 31, 2002. This report, except for those portions thereof which are expressly incorporated by reference in this Form 10-K, is being furnished for the information of the Securities and Exchange Commission and is not deemed to be "filed" as a part of the filing of this Form 10-K.

21.	Subsidiaries of the Registrant.

23.	Independent Auditors’ Consent.

99.1

Certifications by the Chief Executive Officer and Chief Financial Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002, filed with the Securities and Exchange Commission as Exhibit 99.1 to the company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2002.

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

WALGREEN CO. AND SUBSIDIARIES

SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED AUGUST 31, 2002, 2001 AND 2000

(Dollars in Millions)

Classification	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions	Balance at End of Period

Allowances deducted from receivables
for doubtful accounts -

Year Ended August 31, 2002	$20.9	$22.2	$(23.0)	$20.1

Year Ended August 31, 2001	$16.9	$28.6	$(24.6)	$20.9

Year Ended August 31, 2000	$ 9.0	$24.3	$(16.4)	$16.9

DELOITTE & TOUCHE LLP

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Shareholders of Walgreen Co.:

We have audited the consolidated financial statements of Walgreen Co. and subsidiaries (the "Company") as of August 31, 2002, and for the fiscal year then ended, and have issued our report thereon dated September 27, 2002; such financial statements and report are included in your 2002 Annual Report to Shareholders and are incorporated herein by reference. The consolidated financial statements of the Company as of August 31, 2001 and 2000 were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those consolidated financial statements in their report dated September 28, 2001.

Our audit also included the financial statement schedule as it relates to the year ended August 31, 2002 of the Company, listed in Item 15. The financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audit. In our opinion, such financial statement schedule, as it relates to the year ended August 31, 2002, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein. The financial statement schedule, as it relates to the years ended August 31, 2001 and 2000, was subjected to auditing procedures by other auditors whose report dated September 28, 2001 stated that such information is fairly stated in all material respects when considered in relation to the basic 2001 and 2000 financial statements taken as a whole.

/s/ Deloitte & Touche LLP

Chicago, IL

September 27, 2002

ARTHUR ANDERSEN LLP

SUPPLEMENTAL REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

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

/s/ Arthur Andersen LLP (1)

Chicago, Illinois

September 28, 2001

  This report is a copy of the previously issued report covering fiscal years 2001 and 2000. The predecessor auditor has not reissued its report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WALGREEN CO.
(Registrant)

By /s/	Roger L. Polark	Date: November 21, 2002
Roger L. Polark
Senior Vice President
Chief Financial Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934 this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

	Name	Title	Date
/s/	L. Daniel Jorndt	Chairman of the Board,	November 21, 2002
	L. Daniel Jorndt	and Director

/s/	David W. Bernauer	President, Chief Executive	November 21, 2002
	David W. Bernauer	Officer and Director

/s/	William M. Rudolphsen	Controller	November 21, 2002
William M. Rudolphsen

/s/	William C. Foote	Director	November 21, 2002
William C. Foote

/s/	James J. Howard	Director	November 21, 2002
James J. Howard

/s/	Alan G. McNally	Director	November 21, 2002
Alan G. McNally

/s/	Cordell Reed	Director	November 21, 2002
Cordell Reed

/s/	David Y. Schwartz	Director	November 21, 2002
David Y. Schwartz

/s/	John B. Schwemm	Director	November 21, 2002
John B. Schwemm

/s/	Marilou M. von Ferstel	Director	November 21, 2002
Marilou M. von Ferstel

/s/	C.R. Walgreen III	Director	November 21, 2002
C.R. Walgreen III

CERTIFICATION PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, David W. Bernauer, certify that:

1.	I have reviewed this annual report on Form 10-K of Walgreen Co. for the fiscal year ending August 31, 2002;
2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)

Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)

All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and
6.

The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date
/s/	David W. Bernauer	President, Chief Executive	November 18, 2002
	David W. Bernauer	Officer and Director

CERTIFICATION PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Roger L. Polark, certify that:

1.	I have reviewed this annual report on Form 10-K of Walgreen Co. for the fiscal year ending August 31, 2002;
2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)

Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)

All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and
6.

The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date
/s/	Roger L. Polark	Senior Vice President and	November 14, 2002
	Roger L. Polark	Chief Financial Officer