Form 10-Q
period 2002-11-30
WALGREEN CO
filed 2003-01-07
CIK 104207

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED NOVEMBER 30, 2002

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

Yes [X] No [ ]

The number of shares issued and outstanding of the registrant's Common Stock, $.078125 par value, as of December 31, 2002 was 1,024,908,276.

WALGREEN CO. AND SUBSIDIARIES

CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

The consolidated condensed financial statements included herein have been prepared by the company pursuant to the rules and regulations of the Securities and Exchange Commission. The Consolidated Condensed Balance Sheet as of November 30, 2002, the Consolidated Condensed Statements of Earnings for the three months ended November 30, 2002 and 2001, and the Consolidated Condensed Statements of Cash Flows for the three months ended November 30, 2002 and 2001, have been prepared without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the company's latest annual report on Form 10-K.

In the opinion of the company, the condensed statements for the unaudited interim periods presented include all adjustments, consisting only of normal recurring adjustments, necessary to present a fair statement of the results for such interim periods. Because of the influence of certain holidays, seasonal and other factors on the company's operations, net earnings for any interim period may not be comparable to the same interim period in previous years, nor necessarily indicative of earnings for the full year.

WALGREEN CO. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(Dollars in Millions)

	(Unaudited)
	November 30,	August 31,
	2002	2002
Assets
Current Assets:
Cash and cash equivalents	$ 294.3	$ 449.9
Accounts receivable	1,001.5	954.8
Inventories	4,134.5	3,645.2
Other current assets	127.6	116.6
Total Current Assets	5,557.9	5,166.5
Property and Equipment, at cost, less
accumulated depreciation and amortization of
$1,398.0 at November 30 and $1,326.5 at August 31	4,693.8	4,591.4
Other Non-Current Assets	116.3	120.9
Total Assets	$10,368.0	$ 9,878.8

Liabilities & Shareholders' Equity
Current Liabilities:
Trade accounts payable	$ 1,991.2	$ 1,836.4
Income taxes	187.7	100.9
Other current liabilities	1,075.9	1,017.9
Total Current Liabilities	3,254.8	2,955.2
Non-Current Liabilities:
Deferred income taxes	189.6	176.5
Other non-current liabilities	523.6	516.9
Total Non-Current Liabilities	713.2	693.4
Shareholders' Equity
Preferred stock $.0625 par value; authorized
32 million shares; none issued	-	-
Common stock $.078125 par value; authorized
3.2 billion shares; issued and outstanding
1,024,908,276 at November 30 and August 31	80.1	80.1
Paid-in capital	725.1	748.4
Retained earnings	5,594.8	5,401.7
Total Shareholders' Equity	6,400.0	6,230.2
Total Liabilities & Shareholders' Equity	$10,368.0	$ 9,878.8

The accompanying Notes to Consolidated Condensed Financial

Statements are an integral part of these Statements.

WALGREEN CO. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
(UNAUDITED)
(In Millions Except Per Share Data)

	Three Months Ended
	November 30,
	2002	2001

Net Sales	$7,484.9	$6,559.4

Costs and Deductions:
Cost of sales	5,489.2	4,861.5
Selling, occupancy and
administration	1,643.0	1,405.9
	7,132.2	6,267.4
Other (Income) Expense:
Interest income	(2.6)	(1.2)
Other income	(16.7)	(5.5)
	(19.3)	(6.7)
Earnings before income tax
provision	372.0	298.7
Income tax provision	140.4	112.8
Net earnings	$ 231.6	$ 185.9
Per share-
Basic	$ .23	$ .18
Diluted	$ .22	$ .18

Dividends declared	$ .0375	$ .03625

Average shares outstanding	1,024.9	1,020.1
Dilutive effect of stock
options	7.5	9.8
Average shares outstanding
assuming dilution	1,032.4	1,029.9

The accompanying Notes to Consolidated Condensed Financial

Statements are an integral part of these Statements.

WALGREEN CO. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Dollars in Millions)

	Three Months Ended
	November 30, 2002	November 30, 2001

Net cash provided by (used for) operating activities	$ 112.7	$ (18.5)

Cash flows from investing activities:
Additions to property and equipment	(201.3)	(237.8)
Disposition of property and equipment	14.0	13.1
Net cash used for investing activities	(187.3)	(224.7)

Cash flows from financing activities:
Net proceeds from short-term borrowings	-	248.3
(Costs) proceeds related to employee stock plans	(41.0)	51.5
Cash dividends paid	(37.2)	(35.7)
Other	(2.8)	(3.5)
Net cash (used for) provided by financing activities	(81.0)	260.6

Changes in cash and cash equivalents:
Net (decrease) increase in cash and cash equivalents	(155.6)	17.4
Cash and cash equivalents at beginning of year	449.9	16.9
Cash and cash equivalents at end of period	$ 294.3	$ 34.3

The accompanying Notes to Consolidated Condensed Financial

Statements are an integral part of these Statements.

WALGREEN CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(1) Inventories are valued on a lower of last-in, first-out (LIFO) cost or market basis. At November 30, 2002 and August 31, 2002, inventories would have been greater by $715.3 million and $693.5 million respectively, if they had been valued on a lower of first-in, first-out (FIFO) cost or market basis. LIFO inventory costs can only be determined annually when inflation rates and inventory levels are finalized; therefore, LIFO inventory costs for interim financial statements are estimated. Cost of sales is primarily derived from an estimate based upon point-of-sale scanning information with an estimate for shrinkage and adjusted based on periodic inventories.

(2) The company capitalized interest expense as part of significant construction projects. The amounts capitalized were $.4 million and $4.4 million for the three-months ended November 30, 2002 and 2001, respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

Net earnings for the first quarter of fiscal 2003 were $231.6 million or $.22 per share (diluted). This was a 24.6% increase in net earnings over last year. Included in this quarter’s results was a $16.7 million pre-tax gain for payments of our share of prescription drug antitrust litigation settlements. Similarly, last year’s first quarter results included a $5.5 million pre-tax prescription drug antitrust litigation settlement. Excluding these gains, the first quarter’s earnings rose 21.2% to $221.2 million or $.21 per share (diluted). Net earnings increases resulted from improved sales and higher gross margins, partially offset by higher expense ratios.

Net sales for the quarter ended November 30, 2002, increased by 14.1% to $7.5 billion. Drugstore sales increases resulted from sales gains in existing stores and added sales from new stores, each of which include an indeterminate amount of market-driven price changes. Comparable drugstore (those open at least one year) sales were up 8.6% for the quarter. New store openings accounted for a sales increase of 8.4%. We operated 3,954 drugstores as of November 30, 2002, compared to 3,623 a year earlier.

Prescription sales increased 19.7% for the first quarter and were 62.8% of total sales compared to 59.8% a year ago. Comparable store sales increased 14.7% for prescriptions and remained the same for the remaining sales categories. Weak promotional sales during both Halloween and the first part of the Christmas season held down non-prescription sales growth. Third party prescription sales, where reimbursement is received from managed care organizations and government and private insurance, were 90.2% of pharmacy sales compared to 89.6% a year ago. Pharmacy sales growth trends are expected to continue primarily because of increased penetration in existing markets, availability of new drugs, and demographic changes such as the aging population.

Gross margins as a percent of total sales were 26.7% in the quarter compared to 25.9% last year. The increase in gross margin was caused by a number of factors. Non-pharmacy margins increased, in part, as a result of the mix in ad versus non-ad sales compared to a year ago. Front-end margins also improve as our newer stores mature. Prescription margins increased, in part, to the shift to more generic medications, however, the trend in sales mix continued toward pharmacy, which carries lower margins than the rest of the store. Within the pharmacy, third party sales, which typically have lower profit margins than cash prescriptions, continue to become a larger portion of prescription sales. There have been recent moves to reduce state Medicaid reimbursement levels below cost. We continue to evaluate these reimbursement rates on a case by case basis.

We use the LIFO method of inventory valuation, which can only be determined annually when inflation rates and inventory levels are finalized; therefore, LIFO inventory costs for interim financial statements are estimated. Cost of sales for the November quarter includes a LIFO provision of $21.8 million ($.01 per share) versus $22.4 million ($.01 per share) for the same period a year ago.

Selling, occupancy and administration expenses were 22.0% of sales in the quarter compared to 21.4% a year ago. The increase, as a percent to sales, was principally caused by higher occupancy, store salaries and other direct store expenses.

The effective tax rates were 37.75% in both periods.

CRITICAL ACCOUNTING POLICIES

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and include amounts based on management's prudent judgments and estimates. Actual results may differ from these estimates. Management believes that any reasonable deviation from those judgments and estimates would not have a material impact on the company's consolidated financial position or results of operations. However, to the extent that the estimates used differ from actual results, adjustments to the statement of earnings and corresponding balance sheet accounts would be necessary. Some of the more significant estimates include liability for closed locations, liability for insurance reserves, vendor allowances, allowance for doubtful accounts, and cost of sales. The company uses the following techniques to determine estimates:

Liability for closed locations -
The present value of future rent obligations and other related costs to the first lease option date or estimated sublease date

Liability for insurance claims -
Incurred losses by policy year extended by historical growth factors to derive ultimate losses

Vendor allowances -
Vendor allowances are principally received as a result of purchase levels or promoting vendors’ products. Those received as a result of purchase levels are accrued as a reduction of merchandise purchase prices over the incentive period based on estimates. Those received for promoting vendors’ products are offset against advertising expense and result in a reduction of selling, occupancy and administration expense.

Allowance for doubtful accounts -
Based on both specific receivables and historic write-off percents

Cost of Sales -
Based primarily on point-of-sale scanning information with an estimate for shrinkage and adjusted based on periodic inventories.

FINANCIAL CONDITION

Cash and cash equivalents were $294.3 million at November 30, 2002, compared to $34.3 million at November 30, 2001. Short-term investment objectives are to minimize risk, maintain liquidity and maximize after-tax yields. To attain these objectives, investment limits are placed on the amount, type and issuer of securities. Investments are principally in top-tier money market funds, tax exempt bonds and commercial paper.

Net cash provided by operating activities for the first quarter was $112.7 million compared to $18.5 million used for operating activities a year ago. The change between periods was principally due to improved operating results and timing of accounts receivable collections. Our profitability is the principal source for providing funds for expansion and remodeling programs, dividends to shareholders and funding for various technological improvements.

Net cash used for investing activities was $187.3 million versus $224.7 million last year. Additions to property and equipment were $201.3 million compared to $237.8 million last year. There were 97 new or relocated drugstores, including five home medical centers, opened during the first quarter of this year. This compares to 134 in the same period last year. New stores are owned or leased. There were 11 owned locations opened during the quarter and 50 under construction at November 30, 2002 versus 33 owned and 74 under construction for the same period last year.

Capital expenditures for fiscal 2003 are expected to exceed $1 billion. We expect to open 450 new stores in fiscal 2003 and have a total of 7,000 drugstores by the year 2010. We are continuing to relocate stores to more convenient and profitable freestanding locations. In addition to new stores, a significant portion of the expenditures will be made for technology and distribution centers. Currently, two new distribution centers are under construction. One in Perrysburg, Ohio is scheduled to be open this spring and another in Moreno Valley, California is scheduled to open in the spring of 2004.

Net cash used for financing activities was $81.0 million compared to $260.6 million provided by financing activities a year ago. There were no proceeds from short-term commercial paper borrowings this quarter compared to $248.3 million in the first quarter last year. There were no outstanding borrowings as of November 30, 2002. As of November 30, 2001, there were $689.0 million of short-term borrowings. At November 30, 2002, we had a syndicated bank line of credit facility of $400 million to support the company's short-term commercial paper program.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The following table lists our contractual obligations and commitments as of November 30, 2002.

	P a y m e n t D u e (I n M i l l i o n s)
Obligation	Less Than 1 Year	More Than 1 Year	Total
Operating Leases*	$907.1	$14,814.0	$15,721.1
Closed Locations	23.1	75.6	98.7
Other Long Term Obligations	7.0	14.6	21.6
Short Term Borrowings	-	-	-
Total	$937.2	$14,904.2	$15,841.4

* Not on balance sheet

We also have real estate development commitments of $223.8 million, as well as letters of credit totaling $104.9 million, which guarantee foreign trade purchases and payments of casualty claims. We consider both on and off balance sheet financing when targeting debt to equity ratios in order to balance the interest of equity and debt (real estate) investors. This balance allows us to lower our cost of capital while maintaining a prudent level of financial risk.

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2002, the Emerging Issues Task Force (EITF) released Issue No. 02-16, "Accounting by a Reseller for Cash Consideration Received from a Vendor," which has two parts. The first part of the pronouncement requires that vendor allowances be categorized as a reduction of cost of sales unless they are a reimbursement of costs incurred to sell the vendor’s products, in which case, the cash consideration should be characterized as a reduction of that cost. If the amount of cash consideration paid by a vendor exceeds the estimated fair value of the benefit received, that excess should be characterized as a reduction of the cost of sales when recognized in the customer’s income statement. This portion of the pronouncement must be implemented by fiscal 2004.

The second part of the pronouncement requires that rebates or refunds that are payable only if the customer completes a specified cumulative level of purchases should be recognized as a reduction of cost of sales based on a systematic and rational allocation over the purchase period. This portion of the pronouncement must be implemented by the second quarter of fiscal 2003.

We are currently evaluating whether our classification of allowances received are in conformity with this new pronouncement.

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

The following factors, in addition to those discussed elsewhere in this Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended August 31, 2002, could cause results to differ materially from management expectations as projected in such forward-looking statements: the impact of events related to any terrorist actions, changes in economic conditions generally or in the markets served by the company; consumer preferences and spending patterns; competition from other drugstore chains, supermarkets, on-line retailers, other retailers and mail order companies; changes in state or federal legislation or regulations; the efforts of third party payers to reduce prescription drug costs; the success of planned advertising and merchandising strategies; the availability and cost of real estate and construction; accounting policies and practices; the company's ability to hire and retain pharmacists and other store and management personnel; the company's relationships with its suppliers; the company's ability to successfully implement new computer systems and technology; and adverse determinations with respect to litigation or other claims. Unless otherwise required by applicable securities laws, the company assumes no obligation to update its forward-looking statements to reflect subsequent events or circumstances.

Item 3. Qualitative and Quantitative Disclosure about Market Risk

Management does not believe that there is any material market risk exposure with respect to derivative or other financial instruments that would require disclosure under this item.

Item 4. Controls and Procedures

Based on their most recent evaluation, which was completed within 90 days of the filing of this Form 10-Q, the company’s Chief Executive Officer and Chief Financial Officer believe the company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) are effective in timely alerting the company’s management to material information required to be included in this Form 10-Q and other Exchange Act filings.

There were no significant changes in the company’s internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation, and there were no significant deficiencies or material weaknesses which required corrective actions.

PART 11. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

3. (a) Articles of Incorporation of the company, as amended, filed with the Securities and Exchange Commission as Exhibit 3(a) to the company's Quarterly Report of Form 10-Q for the quarter ended February 28, 1999, and incorporated by reference herein.

(b) By-Laws of the company, as amended and restated effective as of April 9, 2002, filed with the Securities and Exchange Commission as Exhibit 3(b) to the company's annual report of Form 10-K for the fiscal year ended August 31, 2002, and incorporated by reference herein.

4. (a) Rights Agreement dated as of July 10, 1996, between the company and Harris Trust and Savings Bank, filed with the Securities and Exchange Commission as Exhibit 1 to Registration Statement on Form 8-A on July 11, 1996 (File No. 1-604), and incorporated by reference herein.

99.1 Attached

99.2 Attached

(b) Reports on Form 8-K

On October 11, 2002, a report on Form 8-K was filed, reporting under "Item 5. Other Events and Regulation FD Disclosure" that Mr. L. Daniel Jorndt will retire as Chairman of the Board of Directors effective January 8, 2003 and that Mr. David W. Bernauer will replace him as Chairman of the Board of Directors effective January 8, 2003. Mr. Bernauer will remain as Chief Executive Officer. This filing further stated that Jeffrey A. Rein will replace Mr. Bernauer as President and Chief Operating Officer on January 8, 2003. This Form 8-K also included under "Item 7. Financial Statements and Exhibits," as Exhibits 99.1 and 99.2, the Statements Under Oath of its Principal Executive Officer and its Principal Financial Officer regarding facts and circumstances relating to Exchange Act Filings, which were filed with the Securities and Exchange Commission ("SEC") pursuant to the SEC’s Order No. 4-460.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WALGREEN CO.
(Registrant)

Dated January 7, 2003	/s/Roger L. Polark
Roger L. Polark
Senior Vice President and
Chief Financial Officer

Dated January 7, 2003	/s/William M. Rudolphsen
William M. Rudolphsen
Controller
(Chief Accounting Officer)

I, David W. Bernauer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Walgreen Co.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 6, 2003

/s/David W. Bernauer

David W. Bernauer

Chief Executive Officer

I, Roger L. Polark, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Walgreen Co.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 7, 2003

/s/Roger L. Polark

Roger L. Polark

Chief Financial Officer

Exhibit 99.1

CERTIFICATION PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

In connection with the Quarterly Report of Walgreen Co., an Illinois corporation (the "Company"), on Form 10-Q for the quarter ending November 30, 2002 as filed with the Securities and Exchange Commission (the "Report"), I, David W. Bernauer, Chief Executive Officer of the Company, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/David W. Bernauer

David W. Bernauer

Chief Executive Officer

January 6, 2003

Exhibit 99.2

CERTIFICATION PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

In connection with the Quarterly Report of Walgreen Co., an Illinois corporation (the "Company"), on Form 10-Q for the quarter ending November 30, 2002 as filed with the Securities and Exchange Commission (the "Report"), I, Roger L. Polark, Chief Financial Officer of the Company, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/Roger L. Polark

Roger L. Polark

Chief Financial Officer

January 7, 2003