Form 10-Q
period 2003-02-28
WALGREEN CO
filed 2003-04-09
CIK 104207

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED FEBRUARY 28, 2003

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

Yes [X] No [ ]

The number of shares issued and outstanding of the registrant's Common Stock, $.078125 par value, as of March 28, 2003 was 1,024,908,276.

WALGREEN CO. AND SUBSIDIARIES

CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

The consolidated condensed financial statements included herein have been prepared by the company pursuant to the rules and regulations of the Securities and Exchange Commission. The Consolidated Condensed Balance Sheet as of February 28, 2003, the Consolidated Condensed Statements of Earnings for the three and six months ended February 28, 2003 and 2002, and the Consolidated Condensed Statements of Cash Flows for the six months ended February 28, 2003 and 2002, have been prepared without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the company's latest annual report on Form 10-K.

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

WALGREEN CO. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(UNAUDITED)
(Dollars in Millions)

	February 28,	August 31,
	2003	2002
Assets
Current Assets:
Cash and cash equivalents	$ 683.2	$ 449.9
Accounts receivable, net	1,057.2	954.8
Inventories	4,060.0	3,645.2
Other current assets	133.2	116.6
Total Current Assets	5,933.6	5,166.5
Property and Equipment, at cost, less
accumulated depreciation and amortization of
$1,476.3 at February 28 and $1,326.5 at August 31	4,702.9	4,591.4
Other Non-Current Assets	114.8	120.9
Total Assets	$ 10,751.3	$ 9,878.8

Liabilities & Shareholders' Equity
Current Liabilities:
Trade accounts payable	$ 1,916.1	$ 1,836.4
Income taxes	223.1	100.9
Accrued expenses and other liabilities	1,148.8	1,017.9
Total Current Liabilities	3,288.0	2,955.2
Non-Current Liabilities:
Deferred income taxes	202.7	176.5
Other non-current liabilities	537.1	516.9
Total Non-Current Liabilities	739.8	693.4
Shareholders' Equity
Preferred stock $.0625 par value; authorized
32 million shares; none issued	-	-
Common stock $.078125 par value; authorized
3.2 billion shares; issued and outstanding
1,024,908,276 at February 28 and August 31	80.1	80.1
Paid-in capital	716.2	748.4
Retained earnings	5,927.2	5,401.7
Total Shareholders' Equity	6,723.5	6,230.2
Total Liabilities & Shareholders' Equity	$ 10,751.3	$ 9,878.8

The accompanying Notes to Consolidated Condensed Financial

Statements are an integral part of these Statements.

WALGREEN CO. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
(UNAUDITED)
(In Millions Except Per Share Data)

	Three Months Ended		Six Months Ended
	February 28,	February 28,	February 28,	February 28,
	2003	2002	2003	2002

Net sales	$ 8,446.1	$ 7,488.5	$ 15,931.0	$ 14,047.9

Costs and Deductions:
Cost of sales	6,098.0	5,454.6	11,587.2	10,316.1
Selling, occupancy and
administration	1,754.9	1,510.5	3,397.9	2,916.4
	7,852.9	6,965.1	14,985.1	13,232.5
Other (Income) Expense:
Interest income	(2.3)	(1.2)	(4.9)	(2.4)
Interest expense	-	-	-	-
Other income	(0.3)	-	(17.0)	(5.5)
	(2.6)	(1.2)	(21.9)	(7.9)

Earnings before income tax provision	595.8	524.6	967.8	823.3
Income tax provision	224.9	198.0	365.3	310.8
Net earnings	$ 370.9	$ 326.6	$ 602.5	$ 512.5
Per share-
Basic	$ .36	$ .32	$ .59	$ .50
Diluted	$ .36	$ .32	$ .58	$ .50

Dividends declared	$ .03750	$ .03625	$ .07500	$ .07250

Average shares outstanding	1,024.9	1,022.1	1,024.9	1,021.1
Dilutive effect of stock options	6.1	9.7	6.8	9.8
Average shares outstanding
assuming dilution	1,031.0	1,031.8	1,031.7	1,030.9

The accompanying Notes to Consolidated Condensed Financial

Statements are an integral part of these Statements.

WALGREEN CO. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Dollars in Millions)

	Six Months Ended
	February 28,	February 28,
	2003	2002

Net cash provided by operating activities	$ 653.9	$ 616.5

Cash flows from investing activities:
Additions to property and equipment	(335.6)	(493.2)
Net proceeds from corporate-owned life insurance policies	-	3.2
Disposition of property and equipment	41.3	200.2
Net cash used for investing activities	(294.3)	(289.8)

Cash flows from financing activities:
Net payments of short-term borrowings	-	(336.3)
(Costs) proceeds related to employee stock plans	(46.8)	82.1
Cash dividends paid	(75.6)	(72.8)
Other	(3.9)	(.5)
Net cash used for financing activities	(126.3)	(327.5)

Changes in cash and cash equivalents:
Net increase (decrease) in cash and cash equivalents	233.3	(.8)
Cash and cash equivalents at beginning of year	449.9	16.9
Cash and cash equivalents at end of period	$ 683.2	$ 16.1

The accompanying Notes to Consolidated Condensed Financial

Statements are an integral part of these Statements.

WALGREEN CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(1) Inventories are valued on a lower of last-in, first-out (LIFO) cost or market basis. At February 28, 2003 and August 31, 2002, inventories would have been greater by $740.2 million and $693.5 million respectively, if they had been valued on a lower of first-in, first-out (FIFO) cost or market basis. LIFO inventory costs can only be determined annually when inflation rates and inventory levels are finalized; therefore, LIFO inventory costs for interim financial statements are estimated. Cost of sales is primarily derived from an estimate based upon point-of-sale scanning and adjusted based on periodic inventories.

(2) The company capitalized interest expense as part of significant construction projects. The amounts capitalized were $.4 million and $.8 million for the quarter and six-month periods ended February 28, 2003 versus $2.8 million and $7.2 million for the comparable periods a year ago.

(3) The company remains secondarily liable on 67 assigned leases. The maximum potential of undiscounted future payments is $18.0 million as of February 28, 2003. Lease option dates vary with some extending to 2018. Most of the assignments were a result of the sale of the "Wag’s" restaurants in August 1988. The company has recorded liabilities in cases where the assignee has defaulted on its obligations, and such liabilities are not material to the financial statements.

MANAGEMENT'S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

Net earnings for the second quarter, ended February 28, 2003, were $370.9 million or $.36 per share (diluted). This was a 13.6% increase in net earnings over last year. Net earnings for the six months increased 17.6% to $602.5 million or $.58 per share (diluted). Year-to-date results include this year's $17.0 million pre-tax ($10.6 million after-tax) gain for payment of our share of prescription drug antitrust litigation settlements. Similarly, last year’s six month period results included a $5.5 million pre-tax ($3.4 million after-tax) prescription drug antitrust litigation settlement. Excluding the gains, earnings for the six months rose 16.3% to $591.9 million or $.57 cents per share from last year's $509.1 million or $.49 cents per share. The quarterly and six month net earnings increase resulted from improved sales and gross profit ratios partially offset by higher expense ratios.

Net sales increased by 12.8% in the second quarter, to $8.4 billion, and rose by 13.4% to $15.9 billion for the first six months. Drugstore sales increases resulted from sales gains in existing stores and added sales from new stores, each of which include an indeterminate amount of market-driven price changes. Increased generic drug sales, while having a positive effect on gross margin, negatively affect sales as a result of a lower selling price than their brand name counterparts. Comparable drugstore (those open at least one year) sales were up 7.7% and 8.1% for the quarter and first six months. New store openings accounted for a sales increase of 7.5% for the quarter and 7.9% for the first six months. We operated 3,998 drugstores as of February 28, 2003 compared to 3,678 a year earlier.

Prescription sales increased 17.8% for the second quarter and 18.7% for the first six months. Prescription sales in comparable stores increased 13.3% for the quarter and 13.9% for the six-month period while comparable sales in other sales categories increased less than 1% for the same periods. The effect of generic drugs replacing brand name drugs was to lower prescription sales by 2.5% for the quarter and 2.4% for the six-month period. Third party sales, where reimbursement is received from managed care organizations and government and private insurance, were 90.5% of pharmacy sales compared to 89.6% a year ago. Pharmacy sales growth trends are expected to continue primarily because of expansion into new markets, increased penetration in existing markets, availability of new drugs, and demographic changes such as the aging population.

As of January 2003, we adopted Emerging Issues Task Force (EITF) Issue No. 02-16, "Accounting by a Customer for Certain Consideration Received from a Vendor." This pronouncement requires vendor allowances be treated as a reduction of inventory cost unless specifically identified as reimbursements for other services. In addition, any vendor allowances received in excess of the cost incurred for such services should also be treated as a reduction of inventory cost. The impact of EITF Issue No. 02-16 in this quarter resulted in an increase to advertising costs of $20.0 million, a reduction to cost of sales of $14.5 million, and a reduction to pre-tax earnings and inventory of $5.5 million.

Gross margins were 27.8% of sales in the quarter and 27.3% for the six-month period compared to 27.2% and 26.6% for the comparable periods last year. The quarter and six-month increase in gross margin was caused by a number of factors. Both pharmacy and non-pharmacy margins increased. Prescription margins increased, due in part to the shift to more generic medications, however, the trend continued in sales mix toward pharmacy, which carries lower margins than the rest of the store. There have been recent moves to reduce state Medicaid reimbursement levels below cost. We continue to evaluate these reimbursement rates on a case by case basis. In addition to the shift in vendor allowances from advertising to cost of sales, non-pharmacy margins were favorably affected by sales mix, a better Valentine’s Day season and favorable inventory variations.

We use the LIFO method of inventory valuation, which can only be determined annually when inflation rates and inventory levels are finalized; therefore, LIFO inventory costs for interim financial statements are estimated. Cost of sales includes a LIFO provision of $24.9 million ($.01 per share) and $46.7 million ($.03 per share) for the quarter and six-month periods ended February 28, 2003 versus $20.8 million ($.01 per share) and $43.2 million ($.02 per share) for the same periods a year ago. The current estimate of annual inflation rate is 2.25%. Last year during the quarter, we lowered its estimated annual rate to 2.25% from 2.50% primarily due to lower than projected pharmacy inflation.

Selling, occupancy and administration expenses increased to 20.8% from 20.2% of sales in the quarter and to 21.3% from 20.8% of sales for the six months. The increases were principally caused by higher store salaries and occupancy as a percent to sales and the effect of the shift in vendor allowances from advertising to cost of sales. During the second quarter this fiscal year, a decision was made to close a distribution center in Houston, Texas resulting in $6.9 million of equipment deemed impaired. Other related closing costs were not material. Lower sales as a result of new generic drugs also negatively affected expense ratios.

The effective tax rate was 37.75% for the quarter and six-month period this fiscal year and last fiscal year.

CRITICAL ACCOUNTING POLICIES

The financial statements are prepared in accordance with generally accepted accounting principles and include amounts based on management's prudent judgments and estimates. Actual results may differ from these estimates.

Management believes that any reasonable deviation from those judgments and estimates would not have a material impact on the company's consolidated financial position or results of operations. Some of the more significant estimates include liability for closed locations, liability for insurance claims, vendor allowances, allowance for doubtful accounts, and cost of sales. We use the following techniques to determine estimates:

Liability for closed locations -
The present value of future rent obligations and other related costs to the first lease option date or estimated sublease date.

Liability for insurance claims -
Incurred losses by policy year extended by historical growth factors to derive ultimate losses.

Vendor allowances -

Vendor allowances are principally received as a result of purchase levels or promoting vendors’ products. Those received as a result of purchase levels are accrued as earned over the incentive period, based on estimates. These allowances are recorded as a reduction of inventory and are recognized as a reduction of cost of sales when the related merchandise is sold. Those received for promoting vendors’ products are offset against advertising expense and result in a reduction of selling, occupancy and administration expense.

Allowance for doubtful accounts -
Based on both specific receivables and historic write-off percents.

Cost of sales -
Based primarily on point-of-sale scanning information and adjusted based on periodic inventories taken throughout the year.

FINANCIAL CONDITION

Cash and cash equivalents were $683.2 million at February 28, 2003, compared to $16.1 million at February 28, 2002. Short-term investment objectives are to minimize risk, maintain liquidity and maximize after-tax yields. To attain these objectives, investment limits are placed on the amount, type and issuer of securities. Investments are principally in top-tier money market funds, tax exempt bonds and commercial paper.

Net cash provided by operating activities for the first half of fiscal 2003 was $653.9 million compared to $616.5 million a year ago. Our profitability is the principal source for providing funds for expansion and remodeling programs, dividends to shareholders and funding for various technological improvements.

Net cash used for investing activities was $294.3 million versus $289.8 million last year. Additions to property and equipment were $335.6 million compared to $493.2 million last year. There were 154 new or relocated drugstores opened during the first six months of this year compared to 210 in the same period last year. This reduction represents a combination of timing and a more selective site approval process. New stores are owned or leased. There were 18 owned locations opened during the first six months of this year and 48 under construction at February 28, 2003 versus 43 owned and 80 under construction for the same period last year. Last year, during the second quarter, we entered into a sale-leaseback transaction. This transaction involved 42 drugstore locations and resulted in proceeds of $143 million.

Capital expenditures for fiscal 2003 are expected to reach approximately $1 billion. We expect to open approximately 425 new stores in fiscal 2003. This is slightly under our original projection of 450. Some locations have experienced construction delays and others have taken longer to get municipal approvals. We anticipate opening 450 drugstores in 2004 and having a total of 7,000 drugstores by the year 2010. We are continuing to relocate stores to more convenient and profitable freestanding locations. In addition to new stores, a significant portion of the expenditures will be made for technology and distribution centers. Currently, two new distribution centers are under construction. One in Perrysburg, Ohio is scheduled to be open this spring and another in Moreno Valley, California is scheduled to open in the spring of 2004.

Net cash used for financing activities was $126.3 million compared to $327.5 million last year. There were no outstanding borrowings during the first six months this fiscal year. The first six months of last year included payments of $336.3 million on short-term borrowings. At February 28, 2003, we had a syndicated bank line of credit facility of $400 million to support our short-term commercial paper program. This fiscal year we have purchased stock on the open market to satisfy the requirements of various stock purchase and option plans as opposed to last fiscal year when stock was principally issued from unissued shares.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The following table lists our contractual obligations and commitments as of February 28, 2003:

	Payments Due by Period (in Millions)
Contractual Obligations	Total	Less than 1 Year	Over 1 Year
Operating Leases*	$ 16,245.9	$ 925.5	$ 15,320.4
Purchase Obligations:
Open Inventory Purchase Orders*	802.8	802.8	-
Real Estate Development*	220.5	220.5	-
Other Corporate Obligations*	56.9	25.7	31.2
Insurance	278.1	132.4	145.7
Retiree Health & Life	146.2	6.3	139.9
Closed Location Obligations	88.7	22.2	66.5
Long-Term Debt	13.9	4.6	9.3
Capital Lease Obligations	6.5	1.5	5.0
Other Long-Term Liabilities Reflected on the Balance Sheet	185.3	14.7	170.6
Total	$ 18,044.8	$ 2,156.2	$ 15,888.6

* Not on balance sheet.

OFF-BALANCE SHEET ARRANGEMENTS

Letters of credit are issued to support purchase obligations and other commitments (as reflected on the Contractual Obligations and Commitments table) as follows:

Inventory Obligations	$ 9.3 mil
Real Estate Development	1.6 mil
Insurance	84.5 mil
Total	$ 95.4 mil

We have no other off-balance sheet arrangements other than those disclosed on the previous Contractual Obligations and Commitments table.

Both on and off balance sheet financing are considered when targeting debt to equity ratios in order to balance the interest of equity and debt (real estate) investors. This balance allows us to lower our cost of capital while maintaining a prudent level of financial risk.

RECENT ACCOUNTING PRONOUNCEMENTS

In December, the FASB (Financial Accounting Standards Board) issued SFAS 148, "Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123," which adds additional disclosures (and modifies some existing disclosures) for registrants that have adopted the disclosure-only requirements of SFAS 123, including additional disclosures that will be required within interim financial reporting information. This statement, which will be implemented in our third quarter, is not expected to have a significant impact on the financial statements.

FASB Interpretation No. 45, "Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," requires a guarantor to recognize a liability in some instances and disclosure only in others. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. We have included the required disclosures in footnote 3 to the condensed consolidated financial statements. The recognition and initial measurement provisions, effective for guarantees issued or modified after December 31, 2002, did not have a significant impact on the financial statements.

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

The following factors, in addition to those discussed elsewhere in this Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended August 31, 2002, could cause results to differ materially from management expectations as projected in such forward-looking statements: the impact of events related to any terrorist actions; changes in economic conditions generally or in the markets served by the company; consumer preferences and spending patterns; competition from other drugstore chains, supermarkets, on-line retailers, other retailers and mail order companies; changes in state or federal legislation or regulations; the efforts of third party payers to reduce prescription drug costs; the success of planned advertising and merchandising strategies; the availability and cost of real estate and construction; accounting policies and practices; the company's ability to hire and retain pharmacists and other store and management personnel; the company's relationships with its suppliers; the company's ability to successfully implement new computer systems and technology; and adverse determinations with respect to litigation or other claims. Unless otherwise required by applicable securities laws, the company assumes no obligation to update its forward-looking statements to reflect subsequent events or circumstances.

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

PART 11. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Securities Holders

(a)  The company held its Annual Meeting of Shareholders on January 8, 2003.

(c)  (1)   The shareholders voted for election of the following directors to serve until the next annual meeting or until their successors are elected and qualified:

	Votes For	Votes Withheld	Total Votes
David W. Bernauer	859,367,297	11,800,191	871,167,488
William C. Foote	854,212,199	16,955,289	871,167,488
James J. Howard	858,691,305	12,476,183	871,167,488
Alan G. McNally	859,413,650	11,753,838	871,167,488
Cordell Reed	858,852,480	12,315,008	871,167,488
Jeffrey A. Rein	859,455,798	11,711,690	871,167,488
David Y. Schwartz	857,206,988	13,960,500	871,167,488
John B. Schwemm	854,701,578	16,465,910	871,167,488
Marilou M. von Ferstel	858,641,270	12,526,218	871,167,488
Charles R. Walgreen III	859,339,210	11,828,278	871,167,488

(2) An amendment to the Walgreen Co. 1982 Employees Stock Purchase Plan to increase the number of shares of common stock authorized for issuance under the Plan to 74,000,000 shares from the 64,000,000 shares presently authorized under the plan was approved by a vote of 843,264,738 for, 18,399,938 against and 9,354,390 abstentions. There were 148,422 broker non-votes.

(3)The shareholder proposal to redeem the Shareholder Rights Plan adopted in 1986 and renewed in 1996 was rejected by a vote of 351,677,623 for, 339,322,104 against and 16,234,932 abstentions. There were 163,932,829 broker non-votes.

Item 6. Exhibits and Reports on Form 8-K

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

10.(a) Amendment No. 1 to the Walgreen Select Senior Executive Retiree Medical Expense Plan, filed as Exhibit 10(a) to the company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2003.

(b) Walgreen Co. Nonemployee Director Stock Plan (effective November 1, 1996), as amended, filed as Exhibit 10(b) to the company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2003.

(c) Agreement dated October 10, 2002 by and between Walgreen Co. and L. Daniel Jorndt (for consulting services) filed as Exhibit 10(c) to the company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2003.

(d) Share Walgreens Stock Purchase/Option Plan (effective October 1, 1992), as amended, filed as Exhibit 10(d) to the company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2003.

(e) Walgreen Co. Option 3000 Plan filed as Exhibit 10(e) to the company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2003.

99.1 Attached

99.2 Attached

(b) Reports on Form 8-K

No reports on Form 8-K were filed by the Registrant during the quarter ended February 28, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WALGREEN CO.
(Registrant)

Dated: April 8, 2003	/s/R.L. Polark
R.L. Polark
Senior Vice President
(Chief Financial Officer)

Dated: April 8, 2003	/s/W.M. Rudolphsen
W.M. Rudolphsen
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

Date: April 4, 2003

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

Date: April 4, 2003

/s/Roger L. Polark

Roger L. Polark

Chief Financial Officer

Exhibit 99.1

CERTIFICATION PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

In connection with the Quarterly Report of Walgreen Co., an Illinois corporation (the "Company"), on Form 10-Q for the quarter ending February 28, 2003 as filed with the Securities and Exchange Commission (the "Report"), I, David W. Bernauer, Chief Executive Officer of the Company, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/David W. Bernauer

David W. Bernauer

Chief Executive Officer

Date: April 4, 2003

A signed original of this written statement required by Section 906 has been provided to Walgreen Co. and will be retained by Walgreen Co. and furnished to the Securities and Exchange Commission or its staff upon request.

Exhibit 99.2

CERTIFICATION PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

In connection with the Quarterly Report of Walgreen Co., an Illinois corporation (the "Company"), on Form 10-Q for the quarter ending February 28, 2003 as filed with the Securities and Exchange Commission (the "Report"), I, Roger L. Polark, Chief Financial Officer of the Company, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/Roger L. Polark

Roger L. Polark

Chief Financial Officer

Date: April 4, 2003

A signed original of this written statement required by Section 906 has been provided to Walgreen Co. and will be retained by Walgreen Co. and furnished to the Securities and Exchange Commission or its staff upon request.