Form 10-Q
period 2003-05-31
WALGREEN CO
filed 2003-07-09
CIK 104207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED MAY 31, 2003
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

Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes [X] No [ ]

The number of shares issued and outstanding of the registrant's Common Stock, $.078125 par value, as of June 30, 2003 was 1,024,908,276.

WALGREEN CO. AND SUBSIDIARIES

CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

The consolidated condensed financial statements included herein have been prepared by the company pursuant to the rules and regulations of the Securities and Exchange Commission. The Consolidated Condensed Balance Sheet as of May 31, 2003, the Consolidated Condensed Statements of Earnings for the three and nine months ended May 31, 2003 and 2002, and the Consolidated Condensed Statements of Cash Flows for the nine months ended May 31, 2003 and 2002, have been prepared without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the company's latest annual report on Form 10-K.

In the opinion of the company the consolidated condensed statements for the unaudited interim periods presented include all adjustments, consisting only of normal recurring adjustments, necessary to present a fair statement of the results for such interim periods. Because of the influence of certain holidays, seasonal and other factors on the company's operations, net earnings for any interim period may not be comparable to the same interim period in previous years, nor necessarily indicative of earnings for the full year.

WALGREEN CO. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(UNAUDITED)
(Dollars in Millions)

	May 31,	August 31,
	2003	2002
Assets
Current Assets:
Cash and cash equivalents	$ 854.4	$ 449.9
Accounts receivable, net	1,007.7	954.8
Inventories	4,020.1	3,645.2
Other current assets	145.4	116.6
Total Current Assets	6,027.6	5,166.5
Property and Equipment, at cost, less
accumulated depreciation and amortization of
$1,501.6 at May 31 and $1,326.5 at August 31	4,822.4	4,591.4
Other Non-Current Assets	109.5	120.9
Total Assets	$10,959.5	$ 9,878.8

Liabilities & Shareholders' Equity
Current Liabilities:
Trade accounts payable	$ 1,955.8	$ 1,836.4
Income taxes	140.2	100.9
Accrued expenses and other liabilities	1,128.3	1,017.9
Total Current Liabilities	3,224.3	2,955.2
Non-Current Liabilities:
Deferred income taxes	215.7	176.5
Other non-current liabilities	549.4	516.9
Total Non-Current Liabilities	765.1	693.4
Shareholders' Equity
Preferred stock $.0625 par value; authorized
32 million shares; none issued	-	-
Common stock $.078125 par value; authorized
3.2 billion shares; issued and outstanding
1,024,908,276 at May 31 and at August 31	80.1	80.1
Paid-in capital	705.0	748.4
Retained earnings	6,185.0	5,401.7
Total Shareholders' Equity	6,970.1	6,230.2
Total Liabilities & Shareholders' Equity	$10,959.5	$ 9,878.8

The accompanying Notes to Consolidated Condensed Financial
Statements are an integral part of these Statements.

WALGREEN CO. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
(UNAUDITED)
(In Millions Except Per Share Data)

	Three Months Ended		Nine Months Ended
	May 31,	May 31,	May 31,	May 31,
	2003	2002	2003	2002

Net Sales	$ 8,328.0	$ 7,397.9	$24,259.0	$21,445.8

Costs and Deductions:
Cost of sales	6,098.0	5,460.7	17,685.2	15,776.8
Selling, occupancy and
administration	1,769.3	1,523.1	5,167.2	4,439.5
	7,867.3	6,983.8	22,852.4	20,216.3
Other Income:
Interest income	(3.0)	(1.9)	(7.9)	(4.3)
Other income	(12.0)	-	(29.0)	(5.5)
	(15.0)	(1.9)	(36.9)	(9.8)
Earnings before income tax provision	475.7	416.0	1,443.5	1,239.3
Income tax provision	179.6	157.0	544.9	467.8
Net earnings	$ 296.1	$ 259.0	$ 898.6	$ 771.5
Per share-
Basic	$ .29	$ .25	$ .88	$ .75
Diluted	$ .29	$ .25	$ .87	$ .75

Dividends declared	$.03750	$ .03625	$ .11250	$ .10875

Average shares outstanding	1,024.9	1,023.6	1,024.9	1,021.9
Dilutive effect of stock options	6.2	10.3	6.7	10.0
Average shares outstanding
assuming dilution	1,031.1	1,033.9	1,031.6	1,031.9

The accompanying Notes to Consolidated Condensed Financial
Statements are an integral part of these Statements.

WALGREEN CO. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Dollars in Millions)

	Nine Months Ended
	May 31,	May 31,
	2003	2002

Net cash provided by operating activities	$ 1,105.6	$ 1,181.4

Cash flows from investing activities:
Additions to property and equipment	(573.0)	(691.8)
Net proceeds from corporate-owned life insurance policies	9.1	12.7
Disposition of property and equipment	68.8	214.7
Net cash used for investing activities	(495.1)	(464.4)

Cash flows from financing activities:
Net payments of short-term borrowings	-	(440.7)
(Costs) proceeds from employee stock plans	(88.9)	108.0
Cash dividends paid	(114.0)	(109.9)
Other	(3.1)	(5.1)
Net cash used for financing activities	(206.0)	(447.7)

Changes in cash and cash equivalents:
Net increase in cash and cash equivalents	404.5	269.3
Cash and cash equivalents at beginning of year	449.9	16.9
Cash and cash equivalents at end of period	$ 854.4	$ 286.2

The accompanying Notes to Consolidated Condensed Financial
Statements are an integral part of these Statements.

WALGREEN CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(1) Inventories are valued on a lower of last-in, first-out (LIFO) cost or market basis. At May 31, 2003 and August 31, 2002, inventories would have been greater by $749.2 million and $693.5 million respectively, if they had been valued on a lower of first-in, first-out (FIFO) cost or market basis. LIFO inventory costs can only be determined annually when inflation rates and inventory levels are finalized; therefore, LIFO inventory costs for interim financial statements are estimated. Cost of sales is primarily derived from an estimate based upon point-of-sale scanning and adjusted based on periodic inventories.

(2) The company capitalized interest expense as part of significant construction projects. The amounts capitalized were $.4 million and $1.2 million for the quarter and nine-month periods ended May 31, 2003 versus $.8 million and $8.0 million for the comparable periods a year ago.

(3) The company remains secondarily liable on 58 assigned leases. The maximum potential of undiscounted future payments is $17.3 million as of May 31, 2003. Lease option dates vary with some extending to 2018. Most of the assignments were a result of the sale of the "Wag’s" restaurants in August 1988. The company has recorded liabilities in cases where the assignee has defaulted on its obligations, and such liabilities are not material to the financial statements.

(4) The company applies Accounting Principles Board (APB) Opinion No. 25 and related interpretations in accounting for its stock-based compensation plans. Accordingly, no compensation has been recognized based on the fair value of its grants under these plans. Had compensation costs been determined consistent with the method of Statement of Financial Accounting Standards (SFAS) No. 123 for options granted in fiscal 2003 and 2002, pro forma net earnings and net earnings per common share would have been as follows:

		Three Months Ended		Nine Months Ended
		May 31,	May 31,	May 31,	May 31,
(In Millions Except Per Share Data)		2003	2002	2003	2002
Net Income, as reported		$296.1	$259.0	$898.6	$771.5

Add:	Stock-based employee compensation expense included in reported net income, net of related tax effects	.1	1.8	.7	5.2
Deduct:	Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(15.1)	(16.8)	(45.8)	(50.0)

Pro forma net income		$281.1	$244.0	$853.5	$726.7

Earnings per share-
	Basic – as reported	$ .29	$ .25	$ .88	$ .75
	Basic – pro forma	$ .27	$ .24	$ .83	$ .71

	Diluted – as reported	$ .29	$ .25	$ .87	$ .75
	Diluted – pro forma	$ .27	$ .24	$ .83	$ .70

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

Net earnings for the third quarter, ended May 31, 2003, were $296.1 million or $.29 per share (diluted). This was a 14.3% increase in net earnings over last year. Net earnings for the nine months were up 16.5% to $898.6 million or $.87 per share (diluted). This year’s third quarter included a $12.0 million pre-tax or $.0073 per share (diluted) gain for receipt of a vitamin antitrust litigation settlement. This gain, coupled with $17.0 million of pre-tax gains from prescription drug antitrust litigation settlements recorded earlier this year, resulted in a $29.0 million pre-tax or $.0175 cents per share (diluted) nine-month gain. Similarly, last year’s nine-month period results included a $5.5 million pre-tax or $.0037 per share prescription drug antitrust litigation settlement. The quarter and nine-month net earnings increase resulted from improved sales and gross profit ratios partially offset by higher expense ratios.

Net sales increased by 12.6% in the third quarter, to $8.3 billion, and rose by 13.1% to $24.3 billion for the first nine months. Drugstore sales increases resulted from sales gains in existing stores and added sales from new stores, each of which include an indeterminate amount of market-driven price changes. Increased generic drug utilization, while having a positive effect on gross margin, negatively affects sales as a result of a lower selling price than their brand name counterparts. Comparable drugstore (those open at least one year) sales were up 8.2% for the quarter and first nine months. New store openings accounted for a sales increase of 7.3% for the quarter and 7.7% for the nine-months. We operated 4,050 drugstores as of May 31, 2003, compared to 3,766 a year earlier.

Prescription sales increased 15.5% for the third quarter and 17.5% for the first nine months. Prescription sales in comparable stores increased 11.5% for the quarter 13.1% for the nine-month period while non-prescription sales in comparable stores increased 3.2% and 1.3% for the same periods. The effect of generic drugs replacing brand name drugs was to lower prescription sales by 2.1% for the quarter and 2.3% for the nine-month period. Also affecting prescription sales, was the shift of Claritin from prescription to over-the-counter status. Third party sales, where reimbursement is received from managed care organizations and government and private insurance, were 90.6% of pharmacy sales compared to 89.8% a year ago. Pharmacy sales trends are expected to continue primarily because of expansion into new markets, increased penetration in existing markets, availability of new drugs, demographic changes such as the aging population, and a Medicare prescription drug benefit that may increase drug usage. There have been continuing efforts to reduce state Medicaid reimbursement levels below cost. We continue to evaluate these reimbursement rates on a case by case basis.

As of January 2003, we adopted Emerging Issues Task Force (EITF) Issue No. 02-16, "Accounting by a Customer for Certain Consideration Received from a Vendor." This pronouncement requires vendor allowances to be treated as a reduction of inventory cost unless specifically identified as reimbursements for other services. In addition, any vendor allowances received in excess of the cost incurred for such services should also be treated as a reduction of inventory cost. The impact of EITF Issue No. 02-16 in this quarter resulted in an increase to advertising costs of $27.1 million (.33% of total sales), a reduction to cost of sales of $20.6 million (.25% of total sales), and a reduction to pre-tax earnings and inventory of $6.5 million. The nine-month impact resulted in an increase to advertising costs of $47.1 million (.19% of total sales), a reduction to cost of sales of $35.1 million (.14% of total sales), and a reduction to pre-tax earnings and inventory of $12.0 million.

Gross margins were 26.8% of sales in the quarter and 27.1% for the nine-month period compared to 26.2% and 26.4% for the comparable periods last year. Contributing to the increase was the effect of the shift in vendor allowances from advertising to cost of sales.

We use the LIFO method of inventory valuation, which can only be determined annually when inflation rates and inventory levels are finalized; therefore, LIFO inventory costs for interim financial statements are estimated. Cost of sales includes a LIFO provision of $9.0 million ($.0049 per share) and $55.7 million ($.0307 per share) for the quarter and nine-month periods ended May 31, 2003 versus $22.6 million ($.0125 per share) and $65.8 million ($.0363 per share) for the same periods a year ago. The current estimate of annual inflation rate is 1.75% which was lowered from 2.25% last quarter due to lower than projected inflation on over-the-counter drug products

Selling, occupancy and administration expenses increased to 21.2% from 20.6% of sales in the quarter and to 21.3% from 20.7% of sales for the nine months. The increases were principally caused by the effect of the shift in vendor allowances from advertising to costs of sales and higher store salaries and occupancy as a percent to sales. Contributing to the rise in salaries was the increase in the number of 24-hour stores over a year ago. Lower sales as a result of new generic drugs also negatively affected expense ratios.

The effective tax rate was 37.75% for the quarter and nine-month period this fiscal year and last fiscal year.

CRITICAL ACCOUNTING POLICIES

The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and include amounts based on management's prudent judgments and estimates. Actual results may differ from these estimates. Management believes that any reasonable deviation from those judgments and estimates would not have a material impact on our consolidated financial position or results of operations. Some of the more significant estimates include liability for closed locations, liability for insurance claims, vendor allowances, allowance for doubtful accounts, and cost of sales. We use the following techniques to determine estimates:

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
Allowance for doubtful accounts -
Based on both specific receivables and historic write-off percentages.
Cost of sales -
Based primarily on point-of-sale scanning information and adjusted based on periodic inventories taken throughout the year.

FINANCIAL CONDITION

Cash and cash equivalents were $854.4 million at May 31, 2003, compared to $286.2 million at May 31, 2002. Short-term investment objectives are to minimize risk, maintain liquidity and maintain after-tax yields. To attain these objectives, investment limits are placed on the amount, type and issuer of securities. Investments are principally in top-tier money market funds, tax exempt bonds and commercial paper.

Net cash provided by operating activities for the first nine months of fiscal 2003 was $1,105.6 million compared to $1,181.4 million a year ago. Our profitability is the principal source for providing funds for expansion and remodeling programs, dividends to shareholders and funding for various technological improvements. This change between periods was principally due to increased inventory levels.

Net cash used for investing activities was $495.1 million versus $464.4 million last year. Additions to property and equipment were $573.0 million compared to $691.8 million last year. There were 221 new or relocated drugstores opened during the first nine months of this year compared to 319 in the same period last year. This reduction represents a combination of timing and a more selective site approval process. New stores are owned or leased. There were 28 owned locations opened during the first nine months of this year and 54 under construction at May 31, 2003 versus 66 owned and 68 under construction for the same period last year. Last year, during the second quarter, we entered into a sale-leaseback transaction. This transaction involved 42 drugstore locations and resulted in proceeds of $143 million.

Capital expenditures for fiscal 2003 are expected to exceed $850 million. We expect to open approximately 425 new stores in fiscal 2003 and have a total of 7,000 drugstores by the year 2010. We are continuing to relocate stores to more convenient and profitable freestanding locations. In addition to new stores, a significant portion of the expenditures will be made for technology and distribution centers. A new distribution center in Perrysburg, Ohio opened in May. Another in Moreno Valley, California is scheduled to open in the spring of 2004.

Net cash used for financing activities was $206.0 million compared to $447.7 million last year. There were no outstanding borrowings during the first nine months this year. The first nine months of last year included payments of $440.7 million on short-term borrowings. At May 31, 2003, we have a syndicated bank line of credit facility of $400 million to support our short-term commercial paper program. This fiscal year we have purchased stock on the open market to satisfy the requirements of various stock purchase and option plans as opposed to last fiscal year when stock was principally issued from unissued shares.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The following table lists our contractual obligations and commitments as of May 31, 2003:

	Payments Due by Period (in Millions)
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	Over 5 Years

Operating Leases*	$18,129.3	$1,122.5	$2,286.1	$2,134.2	$12,586.5
Purchase Obligations:
Open Inventory Purchase Orders*	905.5	905.5	-	-	-
Real Estate Development*	147.3	147.3	-	-	-
Other Corporate Obligations*	48.1	48.1	-	-	-
Insurance	292.2	137.5	109.8	28.3	16.6
Retiree Health & Life	152.5	6.3	11.9	15.5	118.8
Closed Location Obligations	85.0	21.2	29.4	19.4	15.0
Long-Term Debt	15.2	5.3	3.9	1.1	4.9
Capital Lease Obligations	6.1	1.5	1.9	0.3	2.4
Other Long-Term Liabilities Reflected on the Balance Sheet	190.3	20.1	25.2	17.5	127.5
Total	$19,971.5	$2,415.3	$2,468.2	$2,216.3	$12,871.7

* Not on balance sheet.

OFF-BALANCE SHEET ARRANGEMENTS

Letters of credit are issued to support purchase obligations and other commitments (as reflected on the Contractual Obligations and Commitments table) as follows:

Inventory Obligations	$ 43.3 mil
Real Estate Development	1.6 mil
Insurance	84.5 mil
Total	$ 129.4 mil

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

RECENT ACCOUNTING PRONOUNCEMENTS

In December, the FASB (Financial Accounting Standards Board) issued SFAS 148, "Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123," which adds additional disclosures (and modifies some existing disclosures) for registrants that have adopted the disclosure-only requirements of SFAS 123, including additional disclosures required within interim financial reporting information. We have included the required disclosures in footnote 4 to these consolidated condensed statements.

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

The following factors, in addition to those discussed elsewhere in this Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended August 31, 2002, could cause results to differ materially from management expectations as projected in such forward-looking statements: the impact of events related to any terrorist actions, changes in economic conditions generally or in the markets served by the company; consumer preferences and spending patterns; competition from other drugstore chains, supermarkets, on-line retailers, other retailers and mail order companies; the introduction of new brand and generic prescription drugs; changes in state or federal legislation or regulations; the efforts of third party payers to reduce pharmacy reimbursement rates; the success of planned advertising and merchandising strategies; the availability and cost of real estate and construction; changes in accounting policies and practices; the company's ability to hire and retain pharmacists and other store and management personnel; the company's relationships with its suppliers; the company's ability to successfully implement new computer systems and technology; and adverse determinations with respect to litigation or other claims. Unless otherwise required by applicable securities laws, the company assumes no obligation to update its forward-looking statements to reflect subsequent events or circumstances.

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

PART 11. OTHER INFORMATION
Item 6.	Exhibits and Reports on Form 8-K
a.	Exhibits
	3.	a.	Articles of Incorporation of the company, as amended, filed with the Securities and Exchange Commission as Exhibit 3(a) to the company's Quarterly Report of Form 10-Q for the quarter ended February 28, 1999, and incorporated by reference herein.
		b.	By-Laws of the company, as amended and restated effective as of April 9, 2002, filed with the Securities and Exchange Commission as Exhibit 3(b) to the company's annual report of Form 10-K for the fiscal year ended August 31, 2002, and incorporated by reference herein.
	4.	a.	Rights Agreement dated as of July 10, 1996, between the company and Harris Trust and Savings Bank, filed with the Securities and Exchange Commission as Exhibit 1 to Registration Statement on Form 8-A on July 11, 1996 (File No. 1-604), and incorporated by reference herein.
	10.	a.	Walgreen Co. Executive Deferred Profit-Sharing Plan (as restated effective January 1, 2003), filed with the Securities and Exchange Commission as Exhibit 10(a) to the company’s quarterly report on Form 10-Q for the quarter ended May 31, 2003.
	10.	b.	Walgreen Co. Profit-Sharing Restoration Plan (as restated effective January 1, 2003), filed with the Securities and Exchange Commission as Exhibit 10(b) to the company’s quarterly report on Form 10-Q for the quarter ended May 31, 2003.
	10.	c.	Amendment No. 1 to the Walgreen Co. Broad Based Employee Stock Option Plan (effective April 1, 2003), filed with the Securities and Exchange Commission as Exhibit 10(c) to the company’s quarterly report on Form 10-Q for the quarter ended May 31, 2003.
	99.1	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Executive Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
	99.2	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
b.	Reports on Form 8-K
No reports on Form 8-K were filed by the Registrant during the quarter ended May 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WALGREEN CO.
(Registrant)

Dated: July 9, 2003	/s/R.L. Polark
R.L. Polark
Senior Vice President
(Chief Financial Officer)

Dated: July 9, 2003	/s/W.M. Rudolphsen
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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

Date: July 8, 2003

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

Date: July 8, 2003

/s/Roger L. Polark

Roger L. Polark

Chief Financial Officer

Exhibit 99.1

CERTIFICATION PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

In connection with the Quarterly Report of Walgreen Co., an Illinois corporation (the "Company"), on Form 10-Q for the quarter ending May 31, 2003 as filed with the Securities and Exchange Commission (the "Report"), I, David W. Bernauer, Chief Executive Officer of the Company, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/David W. Bernauer

David W. Bernauer

Chief Executive Officer

Date: July 8, 2003

A signed original of this written statement required by Section 906 has been provided to Walgreen Co. and will be retained by Walgreen Co. and furnished to the Securities and Exchange Commission or its staff upon request.

Exhibit 99.2

CERTIFICATION PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

In connection with the Quarterly Report of Walgreen Co., an Illinois corporation (the "Company"), on Form 10-Q for the quarter ending May 31, 2003 as filed with the Securities and Exchange Commission (the "Report"), I, Roger L. Polark, Chief Financial Officer of the Company, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/Roger L. Polark

Roger L. Polark

Chief Financial Officer

Date: July 8, 2003

A signed original of this written statement required by Section 906 has been provided to Walgreen Co. and will be retained by Walgreen Co. and furnished to the Securities and Exchange Commission or its staff upon request.