Form 10-K
period 2003-08-31
WALGREEN CO
filed 2003-11-21
CIK 104207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the fiscal year ended August 31, 2003.

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

Yes X No _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes X No _____

As of February 28, 2003, the aggregate market value of Walgreen Co. common stock, par value $.078125 per share, held by non-affiliates (based upon the closing transaction price on the New York Stock Exchange) was approximately $28,713,181,000.00. As of October 31, 2003, there were 1,025,200,000 shares of Walgreen Co. common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the year ended August 31, 2003, only to the extent expressly so stated herein, are incorporated by reference into parts I, II and IV of Form 10-K. Portions of the registrant's proxy statement for its 2003 annual meeting of shareholders to be held January 14, 2004, are incorporated by reference into part III of Form 10-K.

PART I

Item 1. Business

(a) General development of business.

Walgreen Co. (The "company" or "Walgreens"), the nation's largest drugstore chain, recorded its 29th year of consecutive sales and earnings growth. During the year, the company opened 430 stores while 86 were closed, 75 of which involved relocations to more convenient locations. The total number of stores at August 31, 2003 was 4,224 located in 44 states and Puerto Rico. In addition, the company operates three mail service facilities. The company anticipates operating more than 7,000 stores by 2010.

To support store expansion, a new distribution center was opened in Perrysburg, Ohio in May. Another distribution center is under construction in Southern California and is scheduled to open in spring 2004.

Prescription sales continue to become a larger portion of the company's business. This year prescriptions accounted for 62.0% of sales compared to 59.8% last year. Third party sales were 90.6% of prescription sales compared to 89.8% a year ago.

Pharmacy sales trends are expected to continue to grow, due in part to the aging population, but even more to the development of innovative drugs that will improve quality of life and help control health costs. Pharmacy sales in the United States are expected to grow almost 250 percent – to $446 billion in the next decade. As state governments continue their attempts to reduce Medicaid reimbursement levels, we continue to evaluate the impact of these reimbursement rates on profitability on a case by case basis.

During fiscal 2003, market share in 55 of the top 60 front-end categories increased, as compared to all food, drug and mass merchandise competitors. Almost 40 percent of American households shopped at Walgreens in 2002, according to A.C. Nielsen research – an 18 percent increase over two years.

During fiscal year 2003 the company spent $795.1 million on capital expenditures, which includes approximately $541.5 million related to stores, $163.1 million for distribution centers, and $90.5 million related to other corporate items. Capital expenditures for fiscal 2004 are expected to exceed $1 billion.

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
The estimated contributions of various product classes to sales for each of the last three fiscal years are as follows:
Product Class	Percentage
	2003	2002	2001
Prescription Drugs	62%	60%	58%
Nonprescription Drugs	12	11	12
General Merchandise	26	29	30
Total Sales	100%	100%	100%
(ii) Status of a product or segment.
Not applicable.
(iii) Sources and availability of raw materials.
Inventories are purchased from numerous domestic and foreign suppliers. The loss of any one supplier or group of suppliers under common control would not have a material effect on the business.
(iv) Patents, trademarks, licenses, franchises and concessions held.

Walgreens markets products under various trademarks, trade dress and trade names and holds assorted business licenses (pharmacy, occupational, liquor, etc.) having various lives, which are necessary for the normal operation of business. The company also has filed various patent applications relating to its business and products, one of which has been issued.

(v) Seasonal variations in business.

The non-pharmacy business is seasonal in nature, with Christmas generating a higher proportion of sales and earnings than other periods. See the note "Summary of Quarterly Results (Unaudited)" on page 31 of the Annual Report to Shareholders for the year ended August 31, 2003 ("2003 Annual Report"), which is incorporated herein by reference.

(vi) Working capital practices.

The company generally finances its inventory and expansion needs with internally generated funds. See the note "Short-Term Borrowings" on page 28 and "Management's Discussion and Analysis of Financial Condition" on pages 20 through 22 of the 2003 Annual Report, which sections are incorporated herein by reference. Short-term borrowings are not expected in fiscal 2004.

Due to the nature of the retail drugstore business 90.6% of all prescription sales are now covered by third party payers. Prescription sales represent 62.0% of total store sales. The remainder of store sales are principally for cash. Customer returns are immaterial.

(vii) Dependence upon limited number of customers.

Sales are to numerous customers which include various managed care organizations; therefore, the loss of any one customer or a group of customers under common control would not have a material effect on the business. No customer accounts for ten percent or more of the company's consolidated sales.

(viii)Backlog orders.
Not applicable.
(ix) Government contracts.
The company fills prescriptions for many state welfare plans. Revenues from all such plans are less than 8% of total sales.
(x) Competitive conditions.

The drug store industry is highly competitive. As a volume leader in the retail drug industry, Walgreens competes with various retailers, including chain and independent drugstores, mail order prescription providers, internet pharmacies, grocery, variety and discount department stores. Competition remained keen during the fiscal year with the company competing on the basis of price, convenience, service and variety. The company's geographic dispersion tends to offset the impact of temporary economic and competitive conditions in individual markets.

Sales by geographic area for fiscal 2003 were as follows:
Percent Of Sales
State
Florida	17%
Illinois	11
Texas	10
California	7
Arizona	6
Wisconsin	4
38 other states and Puerto Rico	45
100%

(xi) Research and development activities.
The company does not engage in any material research activities.
(xii) Environmental disclosures.
Federal, state and local environmental protection requirements have no material effect upon capital expenditures, earnings or the competitive position of the company.
(xiii)Number of employees.
The company employs approximately 154,000 persons, about 48,000 of whom are part-time employees working less than 30 hours per week.
(d) Financial information about foreign and domestic operations and export sales.
All the company sales occur within the continental United States and Puerto Rico. There are no export sales.
(e) Available information

The company maintains a company website at www.walgreens.com. The company makes copies of its Annual Reports on Form 10-K, quarterly reports on Form 10-Q, Current Reports on Form 8-K and any amendment to those reports filed with or furnished to the SEC available to investors on or through our website free of charge as soon as reasonably practicable after the company electronically files them with or furnishes them to the SEC. The contents of the company’s website are not, however, a part of this report.

This year, the company has adopted a Code of Ethics for Financial Executives. This Code applies to and has been signed by the Chief Executive Officer, the Chief Financial Officer and the Controller. The full text of the Code of Ethics for Financial Executives is available at the company’s website, www.walgreens.com. Any changes to or waivers of this Code of Ethics for Financial Executives will be promptly disclosed on the company’s website.

Cautionary Note Regarding Forward Looking Statements

Certain information in this annual report, as well as in other public filings, the company web site, press releases and oral statements made by the company’s representatives, is forward-looking information based on current expectations and plans that involve risks and uncertainties. Forward-looking information includes statements concerning pharmacy sales trends, prescription margins, number of new store openings, and the level of capital expenditures, demographic trends; as well as those that include or are preceded by the words "expects," "estimates," "believes," "plans," "anticipates" or similar language. For such statements, we claim the protection of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

The following factors, in addition to those discussed elsewhere in this annual report for the fiscal year ended August 31, 2003, could cause results to differ materially from management expectations as projected in such forward-looking statements: the impact of events related to any terrorist actions, changes in economic conditions generally or in the markets served by the company; consumer preferences and spending patterns; competition from other drugstore chains, supermarkets, on-line retailers, other retailers and mail order companies; the introduction of new brand and generic prescription drugs; changes in state or federal legislation or regulations; the efforts of third party payers to reduce prescription reimbursement rates; the success of planned advertising and merchandising strategies; the availability and cost of real estate and construction; changes in accounting policies and practices; the company’s ability to hire and retain pharmacists and other store and management personnel; the company’s relationships with its suppliers; the company’s ability to successfully implement new computer systems and technology; and adverse determinations with respect to litigation or other claims. Unless otherwise required by applicable securities laws, the company assumes no obligation to update its forward-looking statements to reflect subsequent events or circumstances.

Item 2. Properties

The number and location of the company's drugstores appears in the table under the caption "Walgreens Nationwide" on page 34 of the 2003 Annual Report, which section is incorporated herein by reference. Most of the company's drugstores are leased. The leases are for various terms and periods. See the caption, "Leases" on page 28 of the 2003 Annual Report, which section is incorporated herein by reference. The company owns approximately 18% of the retail stores open at August 31, 2003. The company has an aggressive expansion program of adding new stores and remodeling and relocating existing stores. Net selling space of drugstores was increased from 42.7 million square feet at August 31, 2002, to 46.7 million square feet at August 31, 2003. Approximately 56% of company stores have been opened or remodeled during the past five years.

The company's retail drugstore operations are supported by thirteen distribution centers with a total of approximately 6.8 million square feet of space, of which 5.8 million square feet is owned. The remaining space is leased. All warehouses are served by modern distribution systems for order processing control, operating efficiencies and rapid merchandise delivery to stores. In addition, the company uses public warehouses to handle certain distribution needs. A new distribution center opened in Perrysburg, Ohio in May, with another planned for Southern California with a projected opening date of spring of 2004.

There are seven principal office facilities containing approximately 1,390,000 square feet of which approximately 1,318,000 square feet is owned and the remainder is leased. Of the owned property, approximately 230,000 square feet is leased to others. The company owns one mail service facility with a ground lease and leases two other facilities. The combined square footage of these facilities is approximately 187,000 square feet.

Item 3. Legal Proceedings

The information in response to this item is incorporated herein by reference to the caption "Contingencies" on page 28 of the 2003 Annual Report.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year

EXECUTIVE OFFICERS OF THE REGISTRANT

The following information is furnished with respect to each executive officer :
of the company as of November 1, 2003

NAME AND BUSINESS EXPERIENCE	AGE	OFFICE HELD

David W. Bernauer	59	Chairman and Chief Executive
Chairman of the Board since January		Officer
2003
Chief Executive Officer since
January 2002
President and Chief Operating Officer
January 1999 to January 2003
Senior Vice President
July 1996 to January 1999
Chief Information Officer
February 1995 to January 1999
Director since January 1999

Jeffrey A. Rein	51	President and Chief Operating
President and Chief Operating Officer		Officer
since January 2003
Executive Vice President
February 2001 to January 2003
Vice President
July 1999 to February 2001
Treasurer
March 1996 to February 2000
Director since January 2003

Jerome B. Karlin	61	Executive Vice President
Executive Vice President since
February 1999
Vice President
September 1987 to February 1999

R. Bruce Bryant	53	Senior Vice President
Senior Vice President since
September 2000
Vice President, Drug Store Division
September 1997 to September 2000

George C. Eilers	63	Senior Vice President
Senior Vice President since
February 1999
Vice President, Drug Store Division
July 1992 to February 1999

J. Randolph Lewis	53	Senior Vice President
Senior Vice President since
January 2000
Vice President
March 1996 to January 2000

Julian A. Oettinger	64	Senior Vice President,
Senior Vice President, Secretary		Secretary and General Counsel
and General Counsel since
January 2000
Vice President, Secretary and General Counsel
January 1989 to January 2000

Roger L. Polark*	55	Senior Vice President and
Senior Vice President and Chief Financial Officer since February		Chief Financial Officer
1995
EXECUTIVE OFFICERS OF THE REGISTRANT – continued:

NAME AND BUSINESS EXPERIENCE	AGE	OFFICE HELD
George J. Riedl	43	Senior Vice President
Senior Vice President since
January 2003
Divisional Vice President
December 2001 to January 2003
General Merchandise Manager
January 2000 to December 2001
Director, New Business Development
November 1998 to January 2000
Divisional Merchandise Manager
January 1997 to November 1998

William A. Shiel	53	Senior Vice President
Senior Vice President since July
1993

Trent E. Taylor	46	Senior Vice President
Senior Vice President since
January 2002
Chief Information Officer since
January 1999
Director, Infrastructure
August 1995 to January 1999

Mark A. Wagner	42	Senior Vice President
Senior Vice President since
February 2002
Treasurer
February 2000 to February 2002
Vice President, Drug Store Division
February 1999 to February 2000
District Manager
September 1993 to February 1999

John W. Gleeson	57	Vice President and Treasurer
Treasurer since February 2002
Vice President since February
2000
Divisional Vice President, Marketing Systems and Services
July 1992 to January 2000

Dana I. Green	53	Vice President
Vice President since May 2000
Divisional Vice President
July 1998 to May 2000
Director, Employee Relations
May 1989 to July 1998

Dennis R. O'Dell	56	Vice President
Vice President since January 2000
Divisional Vice President
January 1997 to January 2000

EXECUTIVE OFFICERS OF THE REGISTRANT – continued:

NAME AND BUSINESS EXPERIENCE	AGE	OFFICE HELD
Gregory D. Wasson	45	Vice President
Vice President since October 2001
President, WHP Health Initiatives,
Inc. since March 2002
Executive Vice President, WHP Health Initiatives, Inc.
October 2001 to March 2002
Vice President, Drug Store Operations
February 1999 to October 2001
District Manager
December 1987 to February 1999

Chester G. Young	58	General Auditor
Divisional Vice President since
January 1995
General Auditor since June 1988

William M. Rudolphsen*	48	Controller
Controller since January 1998
Director of Accounting
September 1995 to January 1998

Mia M. Kreis*	37	Director of Internal Audit
Director of Internal Audit since
November 1999
Senior Manager at Arthur Andersen LLP
May 1998 to October 1999

*

Mr. Polark is retiring as Chief Financial Officer effective January 14, 2004. Mr. Rudolphsen will become Senior Vice President and Chief Financial Officer as of January 14, 2004. Ms. Mia Kreis will become Divisional Vice President, Accounting and Controller as of January 14, 2004.

There is no family relationship between any of the aforementioned officers of the company.
Mr. Gleeson is currently a director of Amcore Financial, Inc.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

The company's common stock is traded on the New York and Chicago Stock Exchanges under the symbol WAG. As of October 31, 2003 there were 101,334 recordholders of company common stock according to the records maintained by the company's transfer agent.

The range of the sales prices of the company's common stock by quarters during the two years ended August 31, 2003, are incorporated herein by reference to the note "Common Stock Prices" on page 31 of the 2003 Annual Report.

The range of the company’s cash dividends per common share during the two years ended August, 31 2003, are as follows:
Quarter Ended	2003	2002
November	$.037500	$.03625
February	.037500	.03625
May	.037500	.03625
August	.043125	.03625
Fiscal Year	$.155625	$ .145

Item 6. Selected Financial Data
The information in response to this item is incorporated herein by reference to the caption "Eleven Year Summary of Selected Consolidated Financial Data" on pages 18 and 19 of the 2003 Annual Report.
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The information in response to this item is incorporated herein by reference to the caption "Management's Discussion and Analysis of Results of
Operations and Financial Condition" on pages 20 through 22 of the 2003 Annual
Report.
Item 7A. Qualitative and Quantitative Disclosures about Market Risk
Management does not believe that there is any material market risk exposure with respect to derivative or other financial instruments that would require disclosure under this item.
Item 8. Financial Statements and Supplementary Data
See Item 15.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None
Item 9A. Controls and Procedures

Based on their evaluation as of August 31, 2003 pursuant to Exchange Act Rule 13a-15(b), the company’s management, including its Chief Executive Officer and Chief Financial Officer, believe the company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) are effective.

In connection with the evaluation pursuant to Exchange Act Rule 13a-15(d) of the company’s internal controls over financial reporting (as defined in Exchange Act Rule 13a-15(f)) by the company’s management, including its Chief Executive Officer and Chief Financial Officer, no changes during the quarter ended August 31, 2003 were identified that have materially affected, or are reasonably likely to materially affect, the company’s internal controls over financial reporting.

PART III

The information required for Items 10, 11, 12, 13 and 14, with the exception of the information relating to the executive officers of the Registrant, which is presented in Part I under the heading "Executive Officers of the Registrant," and the information relating to the Registrant’s Code of Ethics for Financial Executives, which is presented in Part I under the heading "Available Information," is incorporated herein by reference to the following sections of the Registrant's Proxy Statement:

Captions in Proxy
Names and Ages of Director Nominees, Their Principal Occupations and
Other Information
Information Concerning the Board of Directors and its Committees
Securities Ownership of Directors and Executive Officers
Section 16(a) Beneficial Ownership Reporting Compliance
Executive Compensation
Equity Compensation Plans
Independent Public Accountants – Independent Public Accountant Fees

PART IV
Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
(a) Documents filed as part of this report
(1)	The following financial statements, supplementary data, and report of independent public accountants appearing in the 2003 Annual Report are incorporated herein by reference.
Annual Report Page Number
	Consolidated Statements of Earnings and Shareholders’ Equity for the years ended August 31, 2003, 2002 and 2001	23
	Consolidated Balance Sheets at August 31, 2003 and 2002	24
	Consolidated Statements of Cash Flows for the years ended August 31, 2003, 2002 and 2001	25
	Summary of Major Accounting Policies	26-27
	Notes to Consolidated Financial Statements	28-31
	Reports of Independent Public Accountants	32
	Walgreens Nationwide(Table of number of stores by state)	34

(2)	The following financial statement schedule and related report of independent public accountants are included herein.

		10-K Page Number
	Schedule II Valuation and Qualifying Accounts	15
	Independent Auditors’ Report	16
	Supplemental Report of Independent Public Accountants	17
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

(3)	Exhibits 10(a) through 10(s) constitute management contracts or compensatory plans or arrangements required to be filed as exhibits pursuant to Item 15(c) of this Form 10-K.

(b) Reports on Form 8-K

The following reports were furnished on Form 8-K during the three months ended August 31, 2003:

Report on Form 8-K, furnished June 24, 2003 to furnish information as required under Item 12 regarding the Company’s results of operations for its fiscal quarter ended May 31, 2003.

(c) Exhibits

3.	(a)

Articles of Incorporation of the company, as amended, filed with the Securities and Exchange Commission as Exhibit 3(a) to the company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 1999, and incorporated by reference herein.

(b)

By-Laws of the company, as amended and restated effective as of April 9, 2002, filed with the Securities and Exchange Commission as Exhibit 3(b) to the company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2002, and incorporated by reference herein.

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
(c)

Walgreen Co. Management Incentive Plan (as restated effective September 1, 2003), filed with the Securities and Exchange Commission as Exhibit 10(c) to the company's Annual Report on Form 10-K for the fiscal year ended August 31, 2003.

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

See Notes on page 14.

(g)	(vii)

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

(ix)

Walgreen Co. 2002 Executive Deferred Compensation/Capital Accumulation Plan filed with the Securities and Exchange Commission as Exhibit 10(g) to the company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2002, and incorporated by reference herein.

(h)

Share Walgreens Stock Purchase/Option Plan (effective October 1, 1992), as amended, filed with the Securities and Exchange Commission as Exhibit 10(d) to the company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2003, and incorporated by reference herein.

(i)

Walgreen Co. Executive Deferred Profit-Sharing Plan (as restated effective January 1, 2003), filed with the Securities and Exchange Commission as Exhibit 10(a) to the company's Quarterly Report on Form 10-Q for the quarter ended May 31, 2003, and incorporated by reference herein.

(j)	(i)	Form of Change of Control Employment Agreements. (Note 5)
	(ii)	Amendment to Employment Agreements adopted July 12, 1989. (Note 7)
(k)	(i)

Walgreen Select Senior Executive Retiree Medical Expense Plan, filed with the Securities and Exchange Commission as Exhibit 10(j) to the company's Annual Report on Form 10-K for the fiscal year ended August 31, 1996 (File No. 1-604), and incorporated by reference herein.

(ii)

Walgreen Select Senior Executive Retiree Medical Expense Plan Amendment No. 1 (effective August 1, 2002), filed with the Securities and Exchange Commission as Exhibit 10(a) to the company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2003 and incorporated by reference herein.

(l)

Walgreen Co. Profit-Sharing Restoration Plan (as restated effective January 1, 2003), filed with the Securities and Exchange Commission as Exhibit 10(b) to the company's Quarterly Report on Form 10-Q for the quarter ended May 31, 1993, and incorporated by reference herein.

(m)	Walgreen Co. Retirement Plan for Outside Directors. (Note 7)

(n)	(i)

Walgreen Section 162(m) Deferred Compensation Plan (effective October 12, 1994), filed with the Securities and Exchange Commission as Exhibit 10(d) to the company's Quarterly Report on Form 10-Q for the quarter ended November 30, 1994 (File No. 1-604), and incorporated by reference herein.

(ii)

Walgreen Section 162(m) Deferred Compensation Plan Amendment No. 1 (effective July 9, 2003), filed with the Securities and Exchange Commission as Exhibit 10(n) to the company's Annual Report on Form 10-K for the fiscal year ended August 31, 2003.

(o)

Walgreen Co. Nonemployee Director Stock Plan (effective November 1, 1996), as amended, filed with the Securities and Exchange Commission as Exhibit 10(b) to the company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2003, and incorporated by reference herein.

See Notes on page 14.

(p)

Agreement dated February 3, 1998, by and between Walgreen Co. and Charles R. Walgreen III (for consulting services), filed with the Securities and Exchange Commission as Exhibit 10(a) to the company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 1998, and incorporated by reference herein.

(q)

Walgreen Co. Option 3000 Plan (effective May 2, 2000), filed with the Securities and Exchange Commission as Exhibit 10(e) to the company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2003, and incorporated by reference herein.

(r) (i)

Walgreen Co. Broad-Based Stock Option Plan (effective July 10, 2002), filed with the Securities and Exchange Commission as Exhibit 10(p) to the company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2002, and incorporated by reference herein.

(ii)

Walgreen Co. Broad-Based Employee Stock Option Plan Amendment No. 1 (effective April 1, 2003), filed with the Securities and Exchange Commission as Exhibit 10(c) to the company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2003, and incorporated by reference herein.

(s)

Agreement dated October 10, 2002 by and between Walgreen Co. and L. Daniel Jorndt (for consulting services) filed with the Securities and Exchange Commission as Exhibit 10(c) to the company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2003, and incorporated by reference herein.

11.

The required information for this Exhibit is contained in the Consolidated Statements of Earnings and Shareholders Equity for the years ended August 31, 2003, 2002 and 2001 and also in the Summary of Major Accounting Policies, each appearing in the Annual Report and previously referenced in Part IV, Item 15, Section (a)(1).

13.

Annual Report to shareholders for the fiscal year ended August 31, 2003. This report, except for those portions thereof which are expressly incorporated by reference in this Form 10-K, is being furnished for the information of the Securities and Exchange Commission and is not deemed to be "filed" as a part of the filing of this Form 10-K.

21.	Subsidiaries of the Registrant.

23.	Independent Auditors’ Consent.

31.1

Certification pursuant to 18 U.S.C. Section 1350 by the Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed with the Securities and Exchange Commission as Exhibit 31.1 to the company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2003.

31.2

Certification pursuant to 18 U.S.C. Section 1350 by the Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed with the Securities and Exchange Commission as Exhibit 31.2 to the company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2003.

32.1

Certification pursuant to 18 U.S.C. Section 1350 by the Chief Executive Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed with the Securities and Exchange Commission as Exhibit 32.1 to the company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2003.

32.2

Certification pursuant to 18 U.S.C. Section 1350 by the Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed with the Securities and Exchange Commission as Exhibit 32.2 to the company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2003.

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

WALGREEN CO. AND SUBSIDIARIES

SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED AUGUST 31, 2003, 2002 AND 2001

(Dollars in Millions)

Classification	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions	Balance at End of Period

Allowances deducted from receivables
for doubtful accounts -

Year Ended August 31, 2003	$20.1	$30.4	$(23.4)	$27.1

Year Ended August 31, 2002	$20.9	$22.2	$(23.0)	$20.1

Year Ended August 31, 2001	$16.9	$28.6	$(24.6)	$20.9

DELOITTE & TOUCHE LLP

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Shareholders of Walgreen Co.:

We have audited the consolidated financial statements of Walgreen Co. and subsidiaries (the "Company") as of August 31, 2003 and 2002, and for the years then ended, and have issued our report thereon dated October 6, 2003; such financial statements and report are included in your 2003 Annual Report to Shareholders and are incorporated herein by reference. Our audit also included the financial statement schedule as it relates to the years ended August 31, 2003 and 2002 of the Company. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, the financial statement schedule, as it relates to the years ended August 31, 2003 and 2002, when considered in relation to the 2003 and 2002 basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. The financial statement schedule for the year ended August 31, 2001 was audited by other auditors who have ceased operations. Those auditors expressed an opinion, in their report dated September 28, 2001, that such 2001 financial statement schedule, when considered in relation to the 2001 basic financial statements taken as a whole, presented fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP
Chicago, IL
October 6, 2003

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

/s/ Arthur Andersen LLP (1)
Chicago, Illinois
September 28, 2001

  This report is a copy of the previously issued report covering fiscal year 2001. The predecessor auditor has not reissued its report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WALGREEN CO.
(Registrant)

By /s/	Roger L. Polark	Senior Vice President and	Date:
	Roger L. Polark	Chief Financial Officer	November 14, 2003

Pursuant to the requirements of the Securities and Exchange Act of 1934 this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

	Name	Title	Date
/s/	David W. Bernauer	Chairman of the Board, Chief	November 17, 2003
	David W. Bernauer	Executive Officer and
Director (Principal Executive
Officer)

/s/	Roger L. Polark	Senior Vice President and	November 17, 2003
	Roger L. Polark	Chief Financial Officer
(Principal Financial
Officer)

/s/	William M. Rudolphsen	Controller (Principal	November 17, 2003
	William M. Rudolphsen	Accounting Officer)

/s/	William C. Foote	Director	November 14, 2003
William C. Foote

/s/	James J. Howard	Director	November 17, 2003
James J. Howard

/s/	Alan G. McNally	Director	November 17, 2003
Alan G. McNally

/s/	Cordell Reed	Director	November 17, 2003
Cordell Reed

/s/	Jeffrey A. Rein	President, Chief Operating	November 17, 2003
	Jeffrey A. Rein	Officer and Director

/s/	David Y. Schwartz	Director	November 17, 2003
David Y. Schwartz

/s/	John B. Schwemm	Director	November 17, 2003
John B. Schwemm

/s/	Marilou M. von Ferstel	Director	November 17, 2003
Marilou M. von Ferstel

/s/	C.R. Walgreen III	Director	November 17, 2003
C.R. Walgreen III