Form 10-Q
period 2003-11-30
WALGREEN CO
filed 2004-01-13
CIK 104207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED NOVEMBER 30, 2003

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

Yes [X] No [ ]

The number of shares outstanding of the registrant's Common Stock, $.078125 par value, as of December 31, 2003 was 1,024,896,819.

WALGREEN CO. AND SUBSIDIARIES
CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

The consolidated condensed financial statements included herein have been prepared by the company pursuant to the rules and regulations of the Securities and Exchange Commission. The Consolidated Condensed Balance Sheet as of November 30, 2003, the Consolidated Condensed Statements of Earnings for the three months ended November 30, 2003 and 2002, and the Consolidated Condensed Statements of Cash Flows for the three months ended November 30, 2003 and 2002, have been prepared without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the company's latest annual report on Form 10-K.

In the opinion of the company, the consolidated condensed statements for the unaudited interim periods presented include all adjustments, consisting only of normal recurring adjustments, necessary to present a fair statement of the results for such interim periods. Because of the influence of certain holidays, seasonal and other factors on the company's operations, net earnings for any interim period may not be comparable to the same interim period in previous years, nor necessarily indicative of earnings for the full year.

WALGREEN CO. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(UNAUDITED)
(Dollars in Millions)

	November 30,	August 31,
	2003	2003
Assets
Current Assets:
Cash and cash equivalents	$ 868.1	$ 1,017.1
Accounts receivable, net	1,101.0	1,017.8
Inventories	4,838.7	4,202.7
Other current assets	129.3	120.5
Total Current Assets	6,937.1	6,358.1
Property and Equipment, at cost, less
accumulated depreciation and amortization of
$1,509.4 at November 30 and $1,422.3 at August 31	5,049.7	4,940.0
Other Non-Current Assets	110.2	107.8
Total Assets	$ 12,097.0	$ 11,405.9

Liabilities & Shareholders' Equity
Current Liabilities:
Trade accounts payable	$ 2,536.7	$ 2,077.0
Income taxes	202.5	105.8
Other current liabilities	1,144.0	1,237.7
Total Current Liabilities	3,883.2	3,420.5
Non-Current Liabilities:
Deferred income taxes	238.5	228.0
Other non-current liabilities	600.6	561.7
Total Non-Current Liabilities	839.1	789.7
Shareholders' Equity
Preferred stock $.0625 par value; authorized
32 million shares; none issued	-	-
Common stock $.078125 par value; authorized
3.2 billion shares; issued 1,025,400,000
at November 30 and 1,024,908,276 at August 31	80.1	80.1
Paid-in capital	696.8	697.8
Retained earnings	6,628.5	6,417.8
Treasury Stock, at cost; 867,457 shares	(30.7)	-
Total Shareholders' Equity	7,374.7	7,195.7
Total Liabilities & Shareholders' Equity	$ 12,097.0	$ 11,405.9

The accompanying Notes to Consolidated Condensed Financial
Statements are an integral part of these Statements.

WALGREEN CO. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
(UNAUDITED)
(In Millions Except Per Share Data)

	Three Months Ended
	November 30,
	2003	2002

Net Sales	$ 8,720.8	$7,484.9

Costs and Deductions:
Cost of sales	6,420.7	5,489.2
Selling, occupancy and
administration	1,895.1	1,643.0
	8,315.8	7,132.2
Other Income:
Interest income	(2.8)	(2.6)
Other income	-	(16.7)
	(2.8)	(19.3)
Earnings before income tax
provision	407.8	372.0
Income tax provision	152.9	140.4
Net earnings	$ 254.9	$ 231.6
Per share-
Basic	$ .25	$ .23
Diluted	$ .25	$ .22

Dividends declared	$.043125	$ .0375

Average shares outstanding	1,025.0	1,024.9
Dilutive effect of stock
options	7.2	7.5
Average shares outstanding
assuming dilution	1,032.2	1,032.4

The accompanying Notes to Consolidated Condensed Financial
Statements are an integral part of these Statements.

WALGREEN CO. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Dollars in Millions)

	Three Months Ended
	November 30,	November 30,
	2003	2002

Net cash provided by operating activities	$ 129.7	$ 112.7

Cash flows from investing activities:
Additions to property and equipment	(203.6)	(201.3)
Disposition of property and equipment	.4	14.0
Net cash used for investing activities	(203.2)	(187.3)

Cash flows from financing activities:
Stock purchases	(58.2)	(68.6)
Proceeds related to employee stock plans	34.5	27.6
Cash dividends paid	(44.2)	(37.2)
Other	(7.6)	(2.8)
Net cash used for financing activities	(75.5)	(81.0)

Changes in cash and cash equivalents:
Net decrease in cash and cash equivalents	(149.0)	(155.6)
Cash and cash equivalents at beginning of year	1,017.1	449.9
Cash and cash equivalents at end of period	$ 868.1	$ 294.3

The accompanying Notes to Consolidated Condensed Financial
Statements are an integral part of these Statements.

WALGREEN CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(1) Inventories are valued on a lower of last-in, first-out (LIFO) cost or market basis. At November 30, 2003 and August 31, 2003, inventories would have been greater by $749.8 million and $729.7 million respectively, if they had been valued on a lower of first-in, first-out (FIFO) cost or market basis. LIFO inventory costs can only be determined annually when inflation rates and inventory levels are finalized; therefore, LIFO inventory costs for interim financial statements are estimated. Cost of sales is primarily based upon point-of-sale scanning information with an estimate for shrinkage and adjusted based on periodic inventories.

(2) The company capitalized interest expense as part of significant construction projects. The amounts capitalized were $ .3 million and $.4 million for the three-months ended November 30, 2003 and 2002, respectively.

(3) The company remains secondarily liable on 56 assigned leases. The maximum potential of undiscounted future payments is $15.7 million as of November 30, 2003. Lease option dates vary with some extending to 2013. Most of the assignments were a result of the sale of the "Wag's" restaurants in August 1988. The company records liabilities in cases where the assignee has defaulted on its obligations, and such liabilities are not material to the financial statements.

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

Three Months Ended
(In Millions Except Per Share Data)		November 30, 2003	November 30, 2002
Net Earnings, as reported		$ 254.9	$ 231.6

Add:	Stock-based employee compensation expense included in reported net earnings, net of related tax effects	.1	.5
Deduct:	Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(11.1)	(16.9)
Pro forma net earnings		$ 243.9	$ 215.2

Earnings per share -
	Basic - as reported	$ .25	$ .23
	Basic - pro forma	$ .24	$ .21

	Diluted - as reported	$ .25	$ .22
	Diluted - pro forma	$ .24	$ .21

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

Net earnings for the first quarter of fiscal 2004 were $254.9 million or $.25 per share (diluted). This was a 10.1% increase in net earnings over last year. Included in last year's first quarter results was a $16.7 million pre-tax gain for payments of our share of prescription drug antitrust litigation settlements. Excluding that gain, the first quarter’s earnings rose 15.2%. Net earnings increases resulted from improved sales and lower expense ratios, partially offset by a decrease in gross margin rates.

Net sales for the quarter ended November 30, 2003, increased by 16.5% to $8.7 billion. Drugstore sales increases resulted from sales gains in existing stores and added sales from new stores, each of which include an indeterminate amount of market-driven price changes. Comparable drugstore (those open at least one year) sales were up 11.9% for the quarter. New store openings accounted for a sales increase of 7.0%. We operated 4,291 drugstores as of November 30, 2003, compared to 3,954 a year earlier.

Prescription sales increased 18.7% for the first quarter and were 63.9% of total sales compared to 62.8% a year ago. Comparable store sales were up 14.7%. Pharmacy sales trends are expected to continue primarily because of expansion into new markets, increased penetration in existing markets, availability of new drugs, demographic changes such as the aging population, and a Medicare prescription drug benefit which is expected to increase drug usage. The effect of the new Medicare prescription drug legislation on retail pharmacy is difficult to ascertain at this time. The shift of Claritin and Prilosec from prescription to over-the-counter status is estimated to have reduced prescription sales by 1.2% for the first quarter. The effect of generic drugs, which have a lower retail price, replacing brand name drugs also lowered prescription sales by 1.1%. As state governments continue their attempts to reduce reimbursement levels, we continue to evaluate the impact of these reimbursement rates on profitability on a case by case basis. Third party sales, where reimbursement is received from managed care organizations as well as government and private insurance, were 91.1% of pharmacy sales compared to 90.2% a year ago.

Non-prescription (front-end) sales increased 13.1% for the first quarter and were 35.8% of total sales compared to 36.9% a year ago. Comparable sales were up 7.5%. Besides the shift of Claritin and Prilosec to over-the-counter status, we are benefiting from incremental ad sales and growth in digital photo services.

As of January 2003, we adopted Emerging Issues Task Force (EITF) Issue No. 02-16, "Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor." This pronouncement requires vendor allowances to be treated as a reduction of inventory cost unless specifically identified as reimbursements for other costs or services. In addition, any vendor allowances received that exceed the cost incurred should also be treated as a reduction of inventory cost. The impact of EITF Issue No. 02-16 in the first quarter resulted in an increase to advertising costs of $15.8 million (.18% of total sales), a reduction to cost of sales of $11.0 million (.12% of total sales), and a reduction to pre-tax earnings and inventory of $4.8 million.

Gross margins as a percent of total sales were 26.4% in the quarter compared to 26.7% last year. The decrease in gross margin was caused by a number of factors. Non-pharmacy margins decreased, in part, as a result of competitive pricing. Prescription margins decreased, in part, as a result of fewer new generic drugs being introduced compared to the prior year. Within the pharmacy, third party sales, which typically have lower profit margins than cash prescriptions, continue to become a larger portion of prescription sales.

We use the LIFO method of inventory valuation, which can only be determined annually when inflation rates and inventory levels are finalized; therefore, LIFO inventory costs for interim financial statements are estimated. Cost of sales for the November quarter includes a LIFO provision of $20.1 million ($.01 per share) versus $21.8 million ($.01 per share) for the same period a year ago.

Selling, occupancy and administration expenses were 21.7% of sales in the quarter compared to 22.0% a year ago. The decrease, as a percent to sales, was principally caused by lower occupancy, store salaries and other direct store expenses. The decreases were partially offset by the effect of the shift in vendor allowances from advertising to cost of sales.

The effective tax rate was 37.5% for the first quarter this fiscal year compared to 37.75% for the same period last year.

CRITICAL ACCOUNTING POLICIES

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and include amounts based on management's prudent judgments and estimates. Actual results may differ from these estimates. Management believes that any reasonable deviation from those judgments and estimates would not have a material impact on our consolidated financial position or results of operations. To the extent that the estimates used differ from actual results, however, adjustments to the statement of earnings and corresponding balance sheet accounts would be necessary. These adjustments would be made in future statements. Some of the more significant estimates include liability for closed locations, liability for insurance claims, vendor allowances, allowance for doubtful accounts, and cost of sales. We use the following techniques to determine estimates:

Liability for closed locations -
The present value of future rent obligations and other related costs to the first lease option date or estimated sublease date.

Liability for insurance claims -

Provisions for these losses are recorded based upon our estimates for claims incurred. The provisions are estimated in part by considering historical claims experience, demographic factors and other actuarial assumptions.

Vendor allowances -

Vendor allowances are principally received as a result of purchase levels or promoting vendors’ products. Those received as a result of achieving purchase levels are accrued as earned over the incentive period, based on estimates. These allowances are recorded as a reduction of inventory and are recognized as a reduction of cost of sales when the related merchandise is sold. Those received for promoting vendors’ products are offset against advertising expense and result in a reduction of selling, occupancy and administration expenses to the extent of advertising incurred, with the excess treated as a reduction of inventory costs.

Allowance for doubtful accounts -
Based on both specific receivables and historic write-off percentages.

Cost of Sales -
Primarily derived based upon point-of-sale scanning information with an estimate for shrinkage and adjusted based on periodic inventories.

FINANCIAL CONDITION

Cash and cash equivalents were $868.1 million at November 30, 2003, compared to $294.3 million at November 30, 2002. Short-term investment objectives are to minimize risk, maintain liquidity and maximize after-tax yields. To attain these objectives, investment limits are placed on the amount, type and issuer of securities. Investments are principally in top-tier money market funds, tax exempt bonds and commercial paper.

Net cash provided by operating activities for the first quarter was $129.7 million compared to $112.7 million a year ago. Our profitability is the principal source for funding expansion and remodeling programs, dividends to shareholders and various technological improvements.

Net cash used for investing activities was $203.2 million versus $187.3 million last year. Additions to property and equipment were $203.6 million compared to $201.3 million last year. There were 88 new or relocated drugstores, including three home infusion centers opened during the first quarter of this year. This compares to 97 in the same period last year which included five home medical centers. New stores are owned or leased. There were 9 owned locations opened during the quarter and 42 under construction at November 30, 2003 versus 11 owned and 50 under construction for the same period last year.

Capital expenditures for fiscal 2004 are expected to exceed $1 billion. We expect to open 450 new stores in fiscal 2004 and have a total of 7,000 drugstores by the year 2010. Major areas for store expansion in fiscal 2004 include California, the Carolinas, Florida, Texas and the state of Washington. We are continuing to relocate stores to more convenient and profitable freestanding locations. In addition to new stores, a significant portion of the expenditures will be made for technology and distribution centers. A new distribution center is under construction in Southern California and is scheduled to open in the spring of 2004. Another is planned for South Carolina with an anticipated opening date in 2007.

Net cash used for financing activities was $75.5 million compared to $81.0 million last year. During the first quarter, we purchased $58.2 million of our company shares to support the long-term needs of the employee stock plans, compared to purchases of $68.6 million last year. This year we have proceeds related to employee stock plans of $34.5 million versus $27.6 million last year. There were no new borrowings or outstanding borrowings during either period. At November 30, 2003, we had a syndicated bank line of credit facility of $200 million to support our short-term commercial paper program.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The following table lists our contractual obligations and commitments as of November 30, 2003.

	Payments Due by Period (In Millions)
	Total	Less than 1 Year	1-3 Years	3-5 Years	Over 5 Years
Operating leases*	$19,780.1	$1,206.7	$2,454.2	$2,263.6	$13,855.6
Purchase obligations:
Open inventory purchase orders*	875.7	875.7	-	-	-
Real estate development*	246.0	246.0	-	-	-
Other corporate obligations*	28.7	28.0	.7	-	-
Insurance	334.1	142.8	106.6	56.6	28.1
Retiree health & life	170.4	6.8	12.7	16.9	134.0
Closed location obligations	84.8	21.2	29.9	18.8	14.9
Long-term debt	8.9	5.0	.9	.6	2.4
Capital lease obligations	5.3	1.4	1.3	.3	2.3
Other long-term liabilities reflected on the balance sheet	190.8	16.7	23.9	20.5	129.7
Total	$21,724.8	$2,550.3	$2,630.2	$2,377.3	$14,167.0

* Not on balance sheet.

Off-Balance Sheet Arrangements

Letters of credit are issued to support purchase obligations and commitments (as reflected on the Contractual Obligations and Commitments table) as follows (In Millions):

Inventory obligations	$20.0
Real estate development	1.6
Insurance	138.6
Total	$160.2

We have no other off-balance sheet arrangements other than those disclosed on the previous Contractual Obligations and Commitments table.

Both on- and off-balance sheet financing are considered when targeting debt to equity ratios to balance the interest of equity and debt (real estate) investors. This balance allows us to lower our cost of capital while maintaining a prudent level of financial risk.

RECENT ACCOUNTING PRONOUNCEMENTS

In November 2003, the EITF reached a consensus on Issue No. 03-10, "Application of EITF Issue No. 02-16, 'Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor,' by Resellers to Sales Incentives Offered to Consumers by Manufacturers" which will be effective in fiscal year 2005. We are currently evaluating whether our classification of revenue related to coupons received is in conformity with this new pronouncement.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain information in this Form 10-Q, as well as in other public filings, the company website, press releases and oral statements made by our representatives, is forward-looking information based on current expectations and plans that involve risks and uncertainties. Forward-looking information includes statements concerning pharmacy sales trends, prescription margins, number and location of new store openings, the level of capital expenditures, demographic trends; as well as those that include or are preceded by the words "expects," "estimates," "believes," "plans," "anticipates" or similar language. For such statements, we claim the protection of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

The following factors, in addition to those discussed elsewhere in this Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended August 31, 2003, could cause results to differ materially from management expectations as projected in such forward-looking statements: the impact of events related to any terrorist actions, changes in economic conditions generally or in the markets served by the company; consumer preferences and spending patterns; competition from other drugstore chains, supermarkets, on-line retailers, other retailers and mail order companies; the introduction of new brand and generic prescription drugs; changes in state or federal legislation or regulations; the efforts of third party payers to reduce pharmacy reimbursement rates; the success of planned advertising and merchandising strategies; the availability and cost of real estate and construction; changes in accounting policies and practices; the company's ability to hire and retain pharmacists and other store and management personnel; the company's relationships with its suppliers; the company's ability to successfully implement new computer systems and technology; and adverse determinations with respect to litigation or other claims. Unless otherwise required by applicable securities laws, the company assumes no obligation to update its forward-looking statements to reflect subsequent events or circumstances.

Item 3. Qualitative and Quantitative Disclosure about Market Risk

Management does not believe that there is any material market risk exposure with respect to derivative or other financial instruments that would require disclosure under this item.

Item 4. Controls and Procedures

Based on their evaluation as of November 30, 2003 pursuant to Exchange Act Rule 13a-15(b), the company's management, including its Chief Executive Officer and Chief Financial Officer, believe the company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) are effective.

In connection with the evaluation pursuant to Exchange Act Rule 13a-15(d) of the company's internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) by the company's management, including its Chief Executive Officer and Chief Financial Officer, no changes during the quarter ended November 30, 2003 were identified that have materially affected, or are reasonably likely to materially affect, the company's internal control over financial reporting.

PART 11. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

3.	(a)

Articles of Incorporation of the company, as amended, filed with the Securities and Exchange Commission as Exhibit 3(a) to the company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 1999, and incorporated by reference herein.

(b)

By-Laws of the company, as amended and restated effective as of July 9, 2003, filed with the Securities and Exchange Commission as Exhibit 3(b) to the company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2003.

4.	(a)

Rights Agreement dated as of July 10, 1996, between the company and Harris Trust and Savings Bank, filed with the Securities and Exchange Commission as Exhibit 1 to Registration Statement on Form 8-A on July 11, 1996 (File No. 1-604), and incorporated by reference herein.

10.	(a)

Walgreen Co. Restricted Performance Share Plan Amendment No. 5 (effective October 9, 1996) filed with the Securities and Exchange Commission as Exhibit 10(a) to the company's Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2003.

31.1	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Executive Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

(b) Reports on Form 8-K

The company furnished one report on Form 8-K during the quarter covered by this report as follows:

Form 8-K, furnished October 1, 2003, as amended by Form 8-K/A furnished October 1, 2003, to provide information under Items 12 and 7 regarding the company's results of operations for its quarter and fiscal year ended August 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WALGREEN CO.
(Registrant)

Dated January 9, 2004	/s/Roger L. Polark
Roger L. Polark
Senior Vice President and
Chief Financial Officer

Dated January 9, 2004	/s/William M. Rudolphsen
William M. Rudolphsen
Controller
(Chief Accounting Officer)