Form 10-Q
period 2004-02-29
WALGREEN CO
filed 2004-04-14
CIK 104207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED FEBRUARY 29, 2004
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

Yes [X] No [ ]

The number of shares outstanding of the registrant's Common Stock, $.078125 par value, as of March 31, 2004 was 1,024,569,391.

WALGREEN CO. AND SUBSIDIARIES

CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

The consolidated condensed financial statements included herein have been prepared by the company pursuant to the rules and regulations of the Securities and Exchange Commission. The Consolidated Condensed Balance Sheet as of February 29, 2004, the Consolidated Condensed Statements of Earnings for the three and six months ended February 29, 2004 and February 28, 2003, and the Consolidated Condensed Statements of Cash Flows for the six months ended February 29, 2004 and February 28, 2003, have been prepared without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the company's latest annual report on Form 10-K.

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

WALGREEN CO. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(UNAUDITED)
(Dollars in Millions)

	February 29,	August 31,
	2004	2003
Assets
Current Assets:
Cash and cash equivalents	$ 1,107.2	$ 1,017.1
Accounts receivable, net	1,273.1	1,017.8
Inventories	4,519.4	4,202.7
Other current assets	132.4	120.5
Total Current Assets	7,032.1	6,358.1
Property and Equipment, at cost, less
accumulated depreciation and amortization of
$1,560.6 at February 29 and $1,422.3 at August 31	5,155.2	4,940.0
Other Non-Current Assets	112.3	107.8
Total Assets	$ 12,299.6	$ 11,405.9

Liabilities & Shareholders' Equity
Current Liabilities:
Trade accounts payable	$ 2,186.3	$ 2,077.0
Accrued expenses and other liabilities	1,245.5	1,237.7
Income taxes	245.6	105.8
Total Current Liabilities	3,677.4	3,420.5
Non-Current Liabilities:
Deferred income taxes	249.0	228.0
Other non-current liabilities	630.1	561.7
Total Non-Current Liabilities	879.1	789.7
Shareholders' Equity
Preferred stock $.0625 par value; authorized
32 million shares; none issued	-	-
Common stock $.078125 par value; authorized
3.2 billion shares; issued 1,025,400,000
at February 29 and 1,024,908,276 at August 31	80.1	80.1
Paid-in capital	684.7	697.8
Retained earnings	7,017.8	6,417.8
Treasury stock, at cost; 1,140,765 shares at February 29	(39.5)	-
Total Shareholders' Equity	7,743.1	7,195.7
Total Liabilities & Shareholders' Equity	$ 12,299.6	$ 11,405.9

The accompanying Notes to Consolidated Condensed Financial

Statements are an integral part of these Statements.

WALGREEN CO. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
(UNAUDITED)
(In Millions Except Per Share Data)

	Three Months Ended		Six Months Ended
	February 29,	February 28,	February 29,	February 28,
	2004	2003	2004	2003

Net sales	$ 9,782.2	$ 8,446.1	$ 18,503.0	$ 15,931.0

Costs and Deductions:
Cost of sales	7,076.6	6,098.0	13,497.3	11,587.2
Selling, occupancy and
administration	2,028.6	1,754.9	3,923.7	3,397.9
	9,105.2	7,852.9	17,421.0	14,985.1
Other Income:
Interest income	4.0	2.3	6.8	4.9
Other income	12.7	0.3	12.7	17.0
	16.7	2.6	19.5	21.9

Earnings before income tax provision	693.7	595.8	1,101.5	967.8
Income tax provision	260.2	224.9	413.1	365.3
Net earnings	$ 433.5	$ 370.9	$ 688.4	$ 602.5
Per share-
Basic	$ .42	$ .36	$ .67	$ .59
Diluted	$ .42	$ .36	$ .67	$ .58

Dividends declared	$ .043125	$ .0375	$ .08625	$ .0750

Average shares outstanding	1,024.2	1,024.9	1,024.6	1,024.9
Dilutive effect of stock options	8.2	6.1	7.6	6.8
Average shares outstanding
assuming dilution	1,032.4	1,031.0	1,032.2	1,031.7

The accompanying Notes to Consolidated Condensed Financial

Statements are an integral part of these Statements.

WALGREEN CO. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Dollars in Millions)

	Six Months Ended
	February 29,	February 28,
	2004	2003

Net cash provided by operating activities	$ 637.4	$ 653.9

Cash flows from investing activities:
Additions to property and equipment	(411.5)	(335.6)
Disposition of property and equipment	5.8	41.3
Net cash used for investing activities	(405.7)	(294.3)

Cash flows from financing activities:
Stock purchases	(113.4)	(102.5)
Proceeds related to employee stock plans	69.4	55.7
Cash dividends paid	(88.4)	(75.6)
Other	(9.2)	(3.9)
Net cash used for financing activities	(141.6)	(126.3)

Changes in cash and cash equivalents:
Net increase in cash and cash equivalents	90.1	233.3
Cash and cash equivalents at beginning of year	1,017.1	449.9
Cash and cash equivalents at end of period	$ 1,107.2	$ 683.2

The accompanying Notes to Consolidated Condensed Financial

Statements are an integral part of these Statements.

WALGREEN CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(1) Inventories are valued on a lower of last-in, first-out (LIFO) cost or market basis. At February 29, 2004 and August 31, 2003, inventories would have been greater by $772.2 million and $729.7 million respectively, if they had been valued on a lower of first-in, first-out (FIFO) cost or market basis. LIFO inventory costs can only be determined annually when inflation rates and inventory levels are finalized; therefore, LIFO inventory costs for interim financial statements are estimated. Cost of sales is primarily based upon point-of-sale scanning information with an estimate for shrinkage and adjusted based on periodic inventories.

(2) The company capitalized interest expense as part of significant construction projects. The amounts capitalized were $.2 million and $.5 million for the quarter and six-month periods ended February 29, 2004 versus $.4 million and $.8 million a year ago.

(3) The company remains secondarily liable on 51 assigned leases. The maximum potential of undiscounted future payments is $14.1 million as of February 29, 2004. Lease option dates vary with some extending to 2013. Most of the assignments were a result of the sale of the "Wag’s" restaurants in August 1988. The company has recorded liabilities in cases where the assignee has defaulted on its obligations, and such liabilities are not material to the financial statements.

(4) The company applies Accounting Principles Board (APB) Opinion No. 25 and related interpretations in accounting for its stock-based compensation plans. Accordingly, no compensation has been recognized based on the fair value of its grants under these plans. Had compensation costs been determined consistent with the method of Statement of Financial Accounting Standards (SFAS) No. 123 for options granted in fiscal 2004 and 2003, proforma net earnings and net earnings per common share would have been as follows:

		Three Months Ended		Six Months Ended
		February 29	February 28,	February 29	February 28,
(In Millions Except Per Share Data)		2004	2003	2004	2003
Net Earnings, as reported		$ 433.5	$ 370.9	$ 688.4	$ 602.5
Add:	Stock-based employee compensation expense included in reported net income, net of related tax effects	.1	.1	.2	.5
Deduct:	Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(11.2)	(13.8)	(22.3)	(30.6)
Pro forma net earnings		$ 422.4	$ 357.2	$ 666.3	$ 572.4
Earnings per share-
	Basic – as reported	$ .42	$ .36	$ .67	$ .59
	Basic – pro forma	$ .41	$ .35	$ .65	$ .56

	Diluted – as reported	$ .42	$ .36	$ .67	$ .58
	Diluted – pro forma	$ .41	$ .35	$ .65	$ .56

(5) On December 8, 2003, the Medicare Prescription Drug Improvement and Modernization Act of 2003 was signed into law. The Act introduces a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retirement health care benefit plans. We anticipate that the benefits we pay after 2006 will be lower as a result of the new Medicare provisions; however, the retiree medical obligations and costs reported do not reflect the impact of this legislation. Specific authoritative guidance on the accounting for this Act is pending and that guidance, when issued, may require us to change previously reported information. We have elected to defer recognition of the new Medicare provisions' impact in accordance with Financial Accounting Standards Board Staff Position 106-1.

MANAGEMENT'S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

INTRODUCTION

Walgreens is engaged in the retail sale of prescription and nonprescription drugs and carries additional product lines, such as general merchandise, cosmetics, toiletries, household items, food and beverages. Customers can purchase prescriptions at the drugstore counter, as well as through the mail, by telephone, and on the Internet. The total number of drugstores at February 29, 2004 was 4,336 located in 44 states and Puerto Rico, which includes three mail service facilities.

The drugstore industry is highly competitive. In addition to other drugstore chains, independent drugstores, mail order prescription providers and Internet pharmacies, we also compete with various other retailers including grocery, variety, and discount stores.

The long-term outlook for prescription sales is strong due in part to the aging population, as well as the continued development of innovative drugs that improve quality of life and control healthcare costs. Although the effect of the new Medicare prescription drug legislation on retail pharmacy is difficult to ascertain at this time, it is expected to add to prescription sales; however, gross margins on these additional sales could be lower than we currently experience based upon what the government will pay. As an efficient provider, we feel we are positioned well for these industry developments. We continue with expansion into new markets and increased penetration in existing markets. We believe we are well staffed with pharmacists for both current demands and future growth, with only select market needs.

RESULTS OF OPERATIONS

Net earnings for the second quarter ended February 29, 2004, were $433.5 million or $.42 per share (diluted). This was a 16.9% increase in net earnings over last year. Net earnings for the six months increased 14.3% to $688.4 million or $.67 per share (diluted). This quarter's results included a $12.7 million pre-tax gain for receipt of our share of prescription drug antitrust litigation settlements. This compares to similar pre-tax settlements of $.3 million recorded in the second quarter last year. The six month periods included $12.7 million (pre-tax) in litigation settlements this year and $17.0 million (pre-tax) last year. Excluding these gains, earnings rose 14.8% to $425.6 million in the second quarter and 15.0% to $680.5 million for the six-month period. The quarterly and six month net earnings increase resulted from improved sales and slightly lower expense ratios, partially offset by a decrease in gross margin ratios.

Net sales increased by 15.8% in the second quarter to $9.8 billion, and rose by 16.1% to $18.5 billion for the first six months. Drugstore sales increases resulted from sales gains in existing stores and added sales from new stores, each of which include an indeterminate amount of market-driven price changes. Comparable drugstore (those open at least one year) sales were up 11.5% and 11.7% for the quarter and first six months. New store openings accounted for a sales increase of 7.1% for the quarter and 7.0% for the first six months. We operated 4,336 drugstores as of February 29, 2004 compared to 3,998 a year earlier.

Prescription sales increased 19.0% for the second quarter and 18.8% for the first six months. Prescriptions accounted for 60.4% of sales in the quarter and 62.1% year-to-date. Prescription sales in comparable drugstores increased 15.5% for the quarter and 15.1% for the six-month period. The effect of generic drugs, which have a lower retail price, replacing brand name drugs reduced prescription sales by 1.4% in the quarter and 1.2% for the six-month period. Third party sales, where reimbursement is received from managed care organizations and government and private insurance, were 91.3% of pharmacy sales compared to 90.5% a year ago.

Non-prescription (front-end) sales increased 11.8% in the second quarter and 12.4% for the first six months. Front-end sales are 39.5% of total sales for the quarter and 37.8% for the six-month period. This compares to 40.9% and 39.0% for the same periods a year ago. Comparable front-end drugstore sales were up 6.2% for the quarter and 6.8% for the first six months. Sales increased in part due to strong cough and cold sales during the periods.

Gross margins were 27.7% of sales in the quarter and 27.1% for the six-month period compared to 27.8% and 27.3% for the comparable periods last year. The quarter and six-month decrease in gross margin was caused by a number of factors. Prescription margins decreased because a greater portion of sales were third party sales, which typically have lower margins than cash prescriptions. These were offset by fewer new generic drug introductions, which have a higher gross margin. As state governments continue their attempts to reduce reimbursement levels, we continue to evaluate the impact of these reimbursement rates on profitability on a case by case basis. Non-pharmacy margins remained relatively stable for both the quarter and the six-month period.

We use the LIFO method of inventory valuation, which can only be determined annually when inflation rates and inventory levels are finalized; therefore, LIFO inventory costs for interim financial statements are estimated. Cost of sales includes a LIFO provision of $22.4 million ($.01 per share) and $42.5 million ($.02 per share) for the quarter and six-month periods ended February 29, 2004 versus $24.9 million ($.01 per share) and $46.7 million ($.03 per share) for the same periods a year ago. This year our estimated annual inflation rate is 1.75%, compared to our estimate of 2.25% at February 28, 2003.

Selling, occupancy and administration expenses decreased to 20.7% from 20.8% of sales in the quarter and to 21.2% from 21.3% of sales for the six months. The decrease in the quarter was principally caused by lower occupancy, offset in part, by higher insurance and store salaries as a percent to sales. In addition, last year's second quarter included $6.9 million of impaired asset costs related to the closing of the Houston, Texas distribution center. Other costs related to the closing were not material. For the six-month period, the decrease was principally caused by lower occupancy and other store expenses partially offset by higher advertising costs.

The effective tax rate was 37.5% for the quarter and six-month period this fiscal year compared to 37.75% for the same periods last fiscal year.

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

Liability for closed locations -
The present value of future rent obligations (net of sublease revenue) and other related costs to the first lease option date or estimated sublease date.
Liability for insurance claims -

Provisions for these losses are recorded based upon our estimates for claims incurred. The provisions are estimated in part by considering historical claims experience, demographic factors and other actuarial assumptions.

Vendor allowances -

Vendor allowances are principally received as a result of purchase levels, sales or promotion of vendors’ products. Allowances are generally recorded as a reduction of inventory and are recognized as a reduction of cost of sales when the related merchandise is sold. Those received for promoting vendors’ products are offset against advertising expense and result in a reduction of selling, occupancy and administration expense to the extent of advertising incurred, with the excess treated as a reduction of inventory costs.

Allowance for doubtful accounts -
Based on both specific receivables and historic write-off percentages.
Cost of sales -
Primarily derived based upon point-of-sale scanning information with an estimate for shrinkage and adjusted based on periodic inventories.

FINANCIAL CONDITION

Cash and cash equivalents were $1,107.2 million at February 29, 2004, compared to $683.2 million at February 28, 2003. Short-term investment objectives are to minimize risk, maintain liquidity and maximize after-tax yields. To attain these objectives, investment limits are placed on the amount, type and issuer of securities. Investments are principally in top-tier money market funds, tax exempt bonds and commercial paper.

Net cash provided by operating activities for the first half of fiscal 2004 was $637.4 million compared to $653.9 million a year ago, due primarily to higher third party receivables and a reduction in accrued expenses, offset in part by tighter control over inventory levels. Our profitability is the principal source for providing funds for expansion and remodeling programs, dividends to shareholders and funding for various technological improvements.

Net cash used for investing activities was $405.7 million versus $294.3 million last year. Additions to property and equipment were $411.5 million compared to $335.6 million last year. There were 146 new or relocated drugstores, including three home medical centers and three home infusion centers opened during the first six months of this year. This compares to 160 in the same period last year which included six home medical centers and one specialty pharmacy. New stores are owned or leased. There were 15 owned locations opened during the first six months of this year and 59 under construction at February 29, 2004 versus 19 owned and 48 under construction for the same period last year.

Capital expenditures for fiscal 2004 are expected to exceed $1 billion. We expect to open approximately 425 new stores in fiscal 2004. with a net increase of approximately 350 stores, and have a total of 7,000 drugstores by the year 2010. Major areas for store expansion in fiscal 2004 include California, the Carolinas, Florida, Texas and the state of Washington. We are continuing to relocate stores to more convenient and profitable freestanding locations. In addition to new stores, a significant portion of the expenditures will be made for technology and distribution centers. A new distribution center in Southern California is currently receiving merchandise and will begin shipping to stores in May. Another is planned for South Carolina with an anticipated opening date in 2007.

Net cash used for financing activities was $141.6 million compared to $126.3 million last year. During the six months of this fiscal year, we purchased $113.4 million of our company shares to support the long-term needs of the employee stock plans, compared to purchases of $102.5 million last year. This year we have proceeds related to employee stock plans of $69.4 million versus $55.7 million last year. There were no new borrowings or outstanding borrowings during either period. At February 29, 2004, we had a syndicated bank line of credit facility of $200 million to support our short-term commercial paper program.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The following table lists our contractual obligations and commitments as of February 29, 2004:

	Payments Due by Period (In Millions)
	Total	Less than 1 Year	1-3 Years	3-5 Years	Over 5 Years
Operating leases*	$ 20,611.8	$ 1,216.8	$ 2,497.8	$ 2,308.3	$ 14,588.9
Purchase obligations:
Open inventory purchase orders*	737.5	737.5	-	-	-
Real estate development*	320.9	320.9	-	-	-
Other corporate obligations*	18.7	18.3	.4	-	-
Insurance	359.7	152.6	115.4	61.3	30.4
Retiree health & life	181.6	6.7	13.3	17.1	144.5
Closed location obligations	80.0	20.0	28.5	16.8	14.7
Long-term debt	7.7	4.1	.7	.6	2.3
Capital lease obligations	5.0	1.3	1.0	.3	2.4
Other long-term liabilities reflected on the balance sheet	196.7	15.8	22.1	20.7	138.1
Total	$ 22,519.6	$ 2,494.0	$ 2,679.2	$ 2,425.1	$ 14,921.3

* Not on balance sheet.

OFF-BALANCE SHEET ARRANGEMENTS

Letters of credit are issued to support purchase obligations and other commitments (as reflected on the Contractual Obligations and Commitments table) as follows (in millions):

Inventory obligations	$ 28.3
Real estate development	1.6
Insurance	156.7
Total	$ 186.6

We have no other off-balance sheet arrangements other than those disclosed on the above Contractual Obligations and Commitments table.

Both on and off balance sheet financing are considered when targeting debt to equity ratios to balance the interest of equity and debt investors. This balance allows us to lower our cost of capital while maintaining a prudent level of financial risk.

RECENT ACCOUNTING PRONOUNCEMENTS

In November 2003, the EITF reached a consensus on Issue No. 03-10, "Application of EITF Issue No. 02-16, ‘Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor,’ by Resellers to Sales Incentives Offered to Consumers by Manufacturers" which will be effective in fiscal year 2005. We are already in conformity with this new pronouncement; therefore, the implementation will not impact the financial statements.

In December 2003, FASB Statement 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits-an Amendment of FASB Statements No. 87, 88, and 106" was revised to include additional disclosures. The interim disclosure requirements will be reflected in our fiscal year third quarter statements and the annual disclosure requirements will be reflected in our fiscal 2004 year-end financial statements.

In January 2004, FSP FAS 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvements and Modernization Act of 2003" was issued. Required disclosures are presented in Notes to Consolidated Condensed Financial Statements, paragraph (5).

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain information in this Form 10-Q, as well as in other public filings, the company website, press releases and oral statements made by our representatives, is forward-looking information based on current expectations and plans that involve risks and uncertainties. Forward-looking information includes statements concerning pharmacy sales trends, prescription margins, number and location of new store openings, the level of capital expenditures, demographic trends; as well as those that include or are preceded by the words "expects,""estimates,""believes," "plans," "anticipates" or similar language. For such statements, we claim the protection of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

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

Item 4. Controls and Procedures

Based on their evaluation as of February 29, 2004 pursuant to Exchange Act Rule 13a-15(b), the company's management, including its Chief Executive Officer and Chief Financial Officer believe the company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e)) are effective.

In connection with the evaluation pursuant to Exchange Act Rule 13a-15(d) of the company's internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) by the company's management, including its Chief Executive Officer and Chief Financial Officer, no changes during the quarter ended February 29, 2004 were identified that have materially affected, or are reasonably likely to materially affect, the company's internal control over financial reporting.

PART 11. OTHER INFORMATION

  Item 4. Submission of Matters to a Vote of Security Holders
a. The company held its Annual Meeting of Shareholders on January 14, 2004.
b. The shareholders voted for election of the following directors to serve until the next annual meeting or until their successors are elected and qualified:

	Votes For	Votes Withheld
David W. Bernauer	870,965,967	15,487,559
William C. Foote	826,728,141	59,725,385
James J. Howard	869,992,497	16,461,029
Alan G. McNally	870,864,091	15,589,434
Cordell Reed	869,681,430	16,772,096
Jeffrey A. Rein	871,189,352	15,264,174
David Y. Schwartz	829,452,876	57,000,650
John B. Schwemm	828,768,001	57,685,525
Marilou M. von Ferstel	830,314,107	56,139,419
Charles R. Walgreen III	871,099,565	15,353,960

c. The proposal to approve the Walgreen Co. Nonemployee Director Stock Plan, as amended and restated, was approved by a vote of 474,331,153 for, 220,199,581 against and 11,291,313 abstentions. There were 180,631,479 broker non-votes.

Item 6. Exhibits and Reports on Form 8-K

a. Exhibits

3. (a) Articles of Incorporation of the company, as amended, filed with the Securities and Exchange Commission as Exhibit 3(a) to the company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1999, and incorporated by reference herein.

(b) By-Laws of the company, as amended and restated effective as of July 9, 2003, filed with the Securities and Exchange Commission as Exhibit 3(b) to the company's quarterly report on Form 10-Q for the quarter ended November 30, 2003, and incorporated by reference herein.

4. (a) Rights Agreement dated as of July 10, 1996, between the company and Harris Trust and Savings Bank, filed with the Securities and Exchange Commission as Exhibit 1 to Registration Statement on Form 8-A on July 11, 1996 (File No. 1-604), and incorporated by reference herein.

10.(a) Walgreen Co. Nonemployee Director Stock Plan (effective January 14, 2004), as amended and restated, filed as Exhibit 10(a) to the company’s Quarterly Report on Form 10-Q for the quarter ended February 29, 2004.

31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2 Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. 18 U.S.C. Section 1350.

(b) Reports on Form 8-K

Form 8-K, furnished January 6, 2004, to provide information under Items 12 and 7 regarding the company's results of operations for its quarter ended November 30, 2003.

Form 8-K, filed January 12, 2004, to provide information under Items 5 and 7 regarding the company's one-year agreement with NASDAQ to dual list its stock on the NASDAQ and the New York Stock Exchange.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WALGREEN CO.
(Registrant)

Dated: April 9, 2004	/s/ W.M. Rudolphsen
W.M. Rudolphsen
Senior Vice President
(Chief Financial Officer)

Dated: April 9, 2004	/s/ M.M. Scholz
M.M. Scholz
Controller
(Chief Accounting Officer)