Form 10-Q
period 2004-05-31
WALGREEN CO
filed 2004-07-14
CIK 104207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED MAY 31, 2004
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

Yes [X] No [ ]

The number of shares outstanding of the registrant's Common Stock, $.078125 par value, as of June 30, 2004 was 1,024,527,726.

WALGREEN CO. AND SUBSIDIARIES

CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

The consolidated condensed financial statements included herein have been prepared by the company pursuant to the rules and regulations of the Securities and Exchange Commission. The Consolidated Condensed Balance Sheet as of May 31, 2004, the Consolidated Condensed Statements of Earnings for the three and nine months ended May 31, 2004 and 2003, and the Consolidated Condensed Statements of Cash Flows for the nine months ended May 31, 2004 and 2003, have been prepared without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the company's latest annual report on Form 10-K.

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

WALGREEN CO. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(UNAUDITED)
(Dollars in Millions)

	May 31,	August 31,
	2004	2003
Assets
Current Assets:
Cash and cash equivalents	$ 1,577.0	$ 1,017.1
Accounts receivable, net	1,298.3	1,017.8
Inventories	4,359.8	4,202.7
Other current assets	152.6	120.5
Total Current Assets	7,387.7	6,358.1
Property and Equipment, at cost, less
accumulated depreciation and amortization of
$1,659.8 at May 31 and $1,422.3 at August 31	5,255.4	4,940.0
Other Non-Current Assets	111.0	107.8
Total Assets	$ 12,754.1	$ 11,405.9

Liabilities & Shareholders' Equity
Current Liabilities:
Trade accounts payable	$ 2,277.1	$ 2,077.0
Accrued expenses and other liabilities	1,407.4	1,237.7
Income taxes	139.4	105.8
Total Current Liabilities	3,823.9	3,420.5
Non-Current Liabilities:
Deferred income taxes	279.3	228.0
Other non-current liabilities	645.9	561.7
Total Non-Current Liabilities	925.2	789.7
Shareholders' Equity
Preferred stock $.0625 par value; authorized
32 million shares; none issued	-	-
Common stock $.078125 par value; authorized
3.2 billion shares; issued 1,025,400,000
at May 31 and 1,024,908,276 at August 31	80.1	80.1
Paid-in capital	670.8	697.8
Retained earnings	7,318.1	6,417.8
Treasury stock, at cost; 1,875,559 shares at May 31	(64.0)	-
Total Shareholders' Equity	8,005.0	7,195.7
Total Liabilities & Shareholders' Equity	$ 12,754.1	$ 11,405.9

The accompanying Notes to Consolidated Condensed Financial

Statements are an integral part of these Statements.

WALGREEN CO. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
(UNAUDITED)
(In Millions Except Per Share Data)

	Three Months Ended		Nine Months Ended
	May 31,	May 31,	May 31,	May 31,
	2004	2003	2004	2003

Net sales	$ 9,578.5	$ 8,328.0	$ 28,081.5	$ 24,259.0

Costs and Deductions:
Cost of sales	7,000.7	6,098.0	20,498.0	17,685.2
Selling, occupancy and
administration	2,033.1	1,769.3	5,956.8	5,167.2
	9,033.8	7,867.3	26,454.8	22,852.4
Other Income:
Interest income	3.6	3.0	10.4	7.9
Other income	3.0	12.0	15.7	29.0
	6.6	15.0	26.1	36.9

Earnings before income tax provision	551.3	475.7	1,652.8	1,443.5
Income tax provision	206.7	179.6	619.8	544.9
Net earnings	$ 344.6	$ 296.1	$ 1,033.0	$ 898.6
Per share-
Basic	$ .34	$ .29	$ 1.01	$ .88
Diluted	$ .33	$ .29	$ 1.00	$ .87

Dividends declared	$ .043125	$ .03750	$ .129375	$ .11250

Average shares outstanding	1,023.3	1,024.9	1,024.2	1,024.9
Dilutive effect of stock options	7.0	6.2	7.4	6.7
Average shares outstanding
assuming dilution	1,030.3	1,031.1	1,031.6	1,031.6

The accompanying Notes to Consolidated Condensed Financial

Statements are an integral part of these Statements.

WALGREEN CO. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Dollars in Millions)

	Nine Months Ended
	May 31,	May 31,
	2004	2003

Net cash provided by operating activities	$ 1,393.3	$ 1,105.6

Cash flows from investing activities:
Additions to property and equipment	(630.9)	(573.0)
Net proceeds from corporate-owned life insurance policies	8.6	9.1
Disposition of property and equipment	16.1	68.8
Net cash used for investing activities	(606.2)	(495.1)

Cash flows from financing activities:
Stock purchases	(184.6)	(149.2)
Proceeds related to employee stock plans	101.3	60.3
Cash dividends paid	(132.6)	(114.0)
Other	(11.3)	(3.1)
Net cash used for financing activities	(227.2)	(206.0)

Changes in cash and cash equivalents:
Net increase in cash and cash equivalents	559.9	404.5
Cash and cash equivalents at beginning of year	1,017.1	449.9
Cash and cash equivalents at end of period	$ 1,577.0	$ 854.4

The accompanying Notes to Consolidated Condensed Financial
Statements are an integral part of these Statements.

WALGREEN CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(1) Inventories are valued on a lower of last-in, first-out (LIFO) cost or market basis. At May 31, 2004 and August 31, 2003, inventories would have been greater by $784.9 million and $729.7 million, respectively, if they had been valued on a lower of first-in, first-out (FIFO) cost or market basis. LIFO inventory costs can only be determined annually when inflation rates and inventory levels are finalized; therefore, LIFO inventory costs for interim financial statements are estimated. Cost of sales is primarily based upon point-of-sale scanning information with an estimate for shrinkage and adjusted based on periodic inventories.

(2) The company capitalized interest expense as part of significant construction projects. The amounts capitalized were $.2 million and $.6 million for the quarter and nine-month periods ended May 31, 2004 versus $.4 million and $1.2 million for the comparable periods of a year ago.

(3) The company remains secondarily liable on 49 assigned leases. The maximum potential of undiscounted future payments is $13.0 million as of May 31, 2004. Lease option dates vary with some extending to 2013. Most of the assignments were a result of the sale of the "Wag's" restaurants in August 1988. The company has recorded liabilities in cases where the assignee has defaulted on its obligations. Such liabilities are not material to the financial statements.

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

		Three Months Ended		Nine Months Ended
		May 31,	May 31,	May 31,	May 31,
(In Millions Except Per Share Data)		2004	2003	2004	2003
Net Earnings, as reported		$344.6	$296.1	$1,033.0	$898.6
Add:	Stock-based employee compensation expense included in reported net income, net of related tax effects	.1	.1	.3	.7
Deduct:	Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(11.0)	(15.1)	(33.3)	(45.8)
Pro forma net earnings		$333.7	$281.1	$1,000.0	$853.5
Earnings per share:
	Basic - as reported	$ .34	$ .29	$ 1.01	$ .88
	Basic - pro forma	$ .33	$ .27	$ .98	$ .83

	Diluted - as reported	$ .33	$ .29	$ 1.00	$ .87
	Diluted - pro forma	$ .32	$ .27	$ .97	$ .83

WALGREEN CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Continued)

(5) On December 8, 2003, the Medicare Prescription Drug Improvement and Modernization Act of 2003 was signed into law. The Act introduces a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retirement health care benefit plans. The retiree medical obligations and costs reported do not reflect the impact of this legislation.

(6) The principal retirement plan for employees is the Walgreen Profit-Sharing Retirement Trust to which both the company and the employees contribute. The company's contribution, which is determined annually at the discretion of the Board of Directors, has historically related to pre-tax income. The profit-sharing provision was $49.0 million and $147.0 million for the quarter and nine-month periods as compared to $42.3 million and $128.4 million for the same periods last year.

The company provides certain health and life insurance benefits for retired employees who meet eligibility requirements, including age and years of service. The costs of these benefits are accrued over the period earned. The company's postretirement health and life benefit plans currently are not funded.

	Three Months Ended		Nine Months Ended
Components of Net Periodic Benefit Costs	May 31,	May 31,	May 31,	May 31,
(In Millions):	2004	2003	2004	2003
Service cost	$ 4.8	$ 2.6	$ 14.5	$ 7.7
Interest cost	5.6	3.9	16.8	11.7
Amortization of actuarial loss	2.5	1.2	7.4	3.7
Amortization of prior service cost	(0.1)	(0.1)	(0.3)	(0.3)
Total postretirement benefit cost	$ 12.8	$ 7.6	$ 38.4	$22.8

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

INTRODUCTION

Walgreens is engaged in the retail sale of prescription and nonprescription drugs and carries additional product lines, such as general merchandise, cosmetics, toiletries, household items, photofinishing, food and beverages. Customers can have prescriptions filled at the drugstore counter, as well as through the mail, by telephone, and on the Internet. The total number of drugstores at May 31, 2004 was 4,414 located in 44 states and Puerto Rico, which includes three mail service facilities.

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

OPERATING STATISTICS

	Percentage Increases
	Three Months Ended May 31, 2004	Nine Months Ended May 31, 2004
Net Sales	15.0	15.8
Net Earnings	16.4	15.0
Comparable Drugstore Sales	10.4	11.3
Prescription Sales	17.2	18.3
Comparable Prescription Sales	13.4	14.5
Front-End Sales	11.2	12.0
Comparable Front-End Sales	5.6	6.4

	Percent to Sales
	Three Months Ended		Nine Months Ended
	May 31		May 31
	2004	2003	2004	2003
Gross Margin	26.9	26.8	27.0	27.1
Selling, Occupancy& Administration Expenses	21.2	21.3	21.2	21.3

	Other Statistics
	May 31, 2004	May 31, 2003
Year to Date Prescription Sales as a % of Net Sales	62.7	61.4
Year to Date Third Party Sales as a %of Prescription Sales	91.5	90.6
Total Number of Stores	4,414	4,050

RESULTS OF OPERATIONS

Net earnings for the third quarter ended May 31, 2004, were $344.6 million or $.33 per share (diluted). This was a 16.4% increase in net earnings over last year. Net earnings for the nine months increased 15.0% to $1,033.0 million or $1.00 per share (diluted). This quarter's results included a $3.0 million pre-tax gain for receipt of our share of prescription drug antitrust litigation settlements. This compares to similar pre-tax settlements of $12.0 million recorded in the third quarter last year. The nine month periods included $15.7 million (pre-tax) in litigation settlements this year and $29.0 million (pre-tax) last year. Excluding these gains, earnings rose 18.7% to $342.7 million in the third quarter and 16.2% to $1,023.2 million for the nine-month period. The quarter's net earnings increase resulted from improved sales, higher gross margin rates and slightly lower expense ratios. The nine-month net earnings increase resulted from improved sales and lower expense ratios, partially offset by lower gross margin rates.

Net sales increased by 15.0% in the third quarter to $9,578.5 million, and rose by 15.8% to $28,081.5 million for the first nine months. Drugstore sales increases resulted from sales gains in existing stores and added sales from new stores, each of which include an indeterminate amount of market-driven price changes. Comparable drugstore (those open at least one year) sales were up 10.4% for the quarter and 11.3% for the first nine months. New store openings accounted for a sales increase of 6.9% for the quarter and 7.0% for the first nine months. We operated 4,414 drugstores as of May 31, 2004 compared to 4,050 a year earlier.

Prescription sales increased 17.2% for the third quarter and 18.3% for the first nine months. Prescriptions accounted for 64.0% of sales in the quarter and 62.7% year-to-date. This compares to 62.8% and 61.4% for the same periods last year. Prescription sales in comparable drugstores increased 13.4% for the quarter and 14.5% for the nine-month period. The effect of generic drugs, which have a lower retail price, replacing brand name drugs reduced prescription sales by 1.8% in the quarter and 1.4% for the nine-month period. Third party sales, where reimbursement is received from managed care organizations and government and private insurance, were 91.5% of prescription sales year to date compared to 90.6% a year ago.

Non-prescription (front-end) sales increased 11.2% in the third quarter and 12.0% for the first nine months, primarily driven by increased customer counts. Front-end sales were 35.7% of total sales for the quarter and 37.1% for the nine-month period. This compares to 36.9% and 38.3% for the same periods a year ago. Comparable front-end drugstore sales were up 5.6% for the quarter and 6.4% for the first nine months.

Gross margins were 26.9% of sales in the quarter and 27.0% for the nine-month period compared to 26.8% and 27.1% for the comparable periods last year. Prescription margins remained relatively stable for the quarter but decreased for the nine-month period because greater portions of sales were third party sales, which typically have lower margins than cash prescriptions. During the quarter, this decrease was offset by steady introductions of new generics into the marketplace. As state governments continue their attempts to reduce reimbursement levels, we continue to evaluate the impact of these reimbursement rates on profitability on a case by case basis. Non-prescription margins increased for both the quarter and the nine-month period due to our sales mix moving to higher margin categories, especially digital film processing.

We use the LIFO method of inventory valuation, which can only be determined annually when inflation rates and inventory levels are finalized; therefore, LIFO inventory costs for interim financial statements are estimated. Cost of sales includes a LIFO provision of $12.7 million ($.01 per share) and $55.2 million ($.03 per share) for the quarter and nine-month periods ended May 31, 2004 versus $9.0 million (less than $.01 per share) and $55.7 million ($.03 per share) for the same periods a year ago. This quarter our estimated annual inflation rate was reduced to 1.50%, from our estimate of 1.75% at February 29, 2004, primarily due to lower than projected prescription inflation. Last year's third quarter estimate was reduced to 1.75% from the prior quarter's estimate of 2.25%, due to lower than projected over-the-counter drug product inflation.

Selling, occupancy and administration expenses decreased to 21.2% from 21.3% of sales in the quarter and nine-month period. The decrease in the quarter was principally caused by other store and headquarters expenses, which are being spread over a larger sales base due to our store expansion program. This decrease was offset in part by costs associated with our ongoing conversion from analog to digital photo labs. The nine-month period decrease was principally caused by lower occupancy and other store expenses partially offset by higher advertising costs.

The effective tax rate was 37.5% for the quarter and nine-month period this fiscal year and 37.75% for the comparable periods in fiscal year 2003.

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

Vendor allowances -

Vendor allowances are principally received as a result of purchase levels, sales or promotion of vendors' products. Allowances are generally recorded as a reduction of inventory costs and are recognized as a reduction of cost of sales when the related merchandise is sold. Those allowances received for promoting vendors' products are offset against advertising expense and result in a reduction of selling, occupancy and administration expense to the extent of advertising incurred, with the excess treated as a reduction of inventory costs.

Allowance for doubtful accounts -
Based on both specific receivables and historic write-off percentages.
Cost of sales -
Primarily derived based upon point-of-sale scanning information with an estimate for shrinkage and adjusted based on periodic inventories.

FINANCIAL CONDITION

Cash and cash equivalents were $1,577.0 million at May 31, 2004, compared to $854.4 million at May 31, 2003. Short-term investment objectives are to minimize risk, maintain liquidity and maximize after-tax yields. To attain these objectives, investment limits are placed on the amount, type and issuer of securities. Investments are principally in top-tier money market funds, tax exempt bonds and commercial paper.

Net cash provided by operating activities for the first nine-months of fiscal 2004 was $1,393.3 million compared to $1,105.6 million a year ago, due primarily to higher earnings and tighter inventory control, partially offset by higher third party receivables which were affected by the timing of payment cycles. Our profitability is the principal source of funds for expansion and remodeling programs, dividends to shareholders and funding for various technological improvements.

Net cash used for investing activities was $606.2 million versus $495.1 million last year. Additions to property and equipment were $630.9 million compared to $573.0 million last year. There were 234 new or relocated stores, including four home medical centers, three home infusion centers and one clinical pharmacy opened during the first nine months of this year. This compares to 228 in the same period last year, which included seven home medical centers and one specialty pharmacy. New stores are owned or leased. There were 22 owned locations opened during the first nine months of this year and 60 under construction at May 31, 2004 versus 28 owned locations opened and 54 under construction for the same period last year.

Capital expenditures for fiscal 2004 are expected to be in excess of $900 million. We expect to open more than 425 new stores in fiscal 2004, with a net increase of approximately 350 stores, and anticipate having a total of 7,000 drugstores by the year 2010. Major areas for store expansion in fiscal 2004 include California, the Carolinas, Florida, Texas and the state of Washington. We are continuing to relocate stores to more convenient and profitable freestanding locations. In addition to new stores, a significant portion of the expenditures will be made for technology and distribution centers. A new distribution center in Southern California began shipping merchandise to stores in May. Another is planned for South Carolina with an anticipated opening date in 2007.

Net cash used for financing activities was $227.2 million compared to $206.0 million last year. During the nine months of this fiscal year, we purchased $184.6 million of our company shares to support the long-term needs of the employee stock plans, compared to purchases of $149.2 million last year. This year we have proceeds related to employee stock plans of $101.3 million versus $60.3 million last year. There were no new borrowings or outstanding borrowings during either period. At May 31, 2004, we had a syndicated bank line of credit facility of $200 million to support our short-term commercial paper program.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The following table lists our contractual obligations and commitments as of May 31, 2004:

	Payments Due by Period (In Millions)
	Total	Less than 1 Year	1-3 Years	3-5 Years	Over 5 Years
Operating leases*	$21,345.4	$ 1,253.3	$ 2,567.3	$ 2,374.9	$15,149.9
Purchase obligations:
Open inventory purchase orders*	843.8	843.8	-	-	-
Real estate development*	389.1	389.1	-	-	-
Other corporate obligations*	10.0	9.6	.4	-	-
Insurance	372.1	156.0	120.4	63.9	31.8
Retiree health & life	192.8	7.0	13.7	17.6	154.5
Closed location obligations	77.2	19.3	28.1	16.9	12.9
Long-term debt	5.9	2.6	.5	.6	2.2
Capital lease obligations	6.9	1.7	1.2	.7	3.3
Other long-term liabilities reflected on the balance sheet	195.2	15.6	19.6	22.7	137.3
Total	$23,438.4	$ 2,698.0	$ 2,751.2	$ 2,497.3	$15,491.9

* Not on balance sheet.

OFF-BALANCE SHEET ARRANGEMENTS

Letters of credit are issued to support purchase obligations and other commitments (as reflected on the Contractual Obligations and Commitments table) as follows (in millions):

Inventory obligations	$ 46.3
Real estate development	1.6
Insurance	156.7
Total	$ 204.6

We have no other off-balance sheet arrangements other than those disclosed on the above Contractual Obligations and Commitments table. Both on and off balance sheet financing are considered when targeting debt to equity ratios to balance the interest of equity and debt investors. This balance allows us to lower our cost of capital while maintaining a prudent level of financial risk.

RECENT ACCOUNTING PRONOUNCEMENTS

In November 2003, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 03-10, "Application of EITF Issue No. 02-16, 'Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor,' by Resellers to Sales Incentives Offered to Consumers by Manufacturers" which will be effective in fiscal year 2005. We are already in conformity with this new pronouncement; therefore, the implementation will not impact the financial statements.

In December 2003, SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits-an Amendment of FASB Statements No. 87, 88, and 106" was revised to include additional disclosures. The interim disclosure requirements are presented in our fiscal year third quarter statements in Notes to Consolidated Condensed Financial Statements, paragraph (6). The annual disclosure requirements will be reflected in our fiscal 2004 year-end financial statements.

In May 2004, FAS FSP 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvements and Modernization Act of 2003" was issued. This statement requires the company to disclose the effects of the Act and to assess the impact of the subsidy on the accumulated postretirement benefit obligation and net periodic postretirement benefit cost in the first interim or annual period beginning after June 15, 2004. The effective date for the company is the quarter ending November 30, 2004. We are currently evaluating the impact of the Act on our postretirement benefit plan.

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

The following factors, in addition to those discussed elsewhere in this Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended August 31, 2003, could cause results to differ materially from management expectations as projected in such forward-looking statements: the impact of events related to any terrorist actions; changes in economic conditions generally or in the markets served by the company; consumer preferences and spending patterns; competition from other drugstore chains, independent drugstores, mail order prescription providers, Internet pharmacies, and various other retailers including grocery, convenience, variety and discount stores; the introduction of new brand and generic prescription drugs; changes in state or federal legislation or regulations; the efforts of third party payers to reduce pharmacy reimbursement rates; the success of planned advertising and merchandising strategies; the availability and cost of real estate and construction; changes in accounting policies and practices; the company's ability to hire and retain pharmacists and other store and management personnel; the company's relationships with its suppliers; the company's ability to successfully implement new computer systems and technology; and adverse determinations with respect to litigation or other claims. Unless otherwise required by applicable securities laws, the company assumes no obligation to update its forward-looking statements to reflect subsequent events or circumstances.

Item 3. Qualitative and Quantitative Disclosure about Market Risk

Management does not believe that there is any material market risk exposure with respect to derivative or other financial instruments that would require disclosure under this item.

Item 4. Controls and Procedures

Based on their evaluation as of May 31, 2004 pursuant to Exchange Act Rule 13a-15(b), the company's management, including its Chief Executive Officer and Chief Financial Officer believe the company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e)) are effective.

In connection with the evaluation pursuant to Exchange Act Rule 13a-15(d) of the company's internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) by the company's management, including its Chief Executive Officer and Chief Financial Officer, no changes during the quarter ended May 31, 2004 were identified that have materially affected, or are reasonably likely to materially affect, the company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

    The following table provides information about purchases by the company during the quarter ended May 31, 2004 of equity securities that are registered by the company pursuant to Section 12 of the Exchange Act:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
03/01/2004 - 03/31/2004	0	0	0	0
04/01/2004- 04/30/2004	600,000	$33.56	0	0
05/01/2004- 05/31/2004	1,500,000	$34.08	0	0
Total	2,100,000	$33.93	0	0

(1) The company repurchased an aggregate of 2,100,000 shares of its common stock in open-market transactions to satisfy the requirements of the company's employee stock purchase and option plans, as well as the company's Nonemployee Director Stock Plan. No share repurchases were made pursuant to a publicly announced repurchase plan or program.

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

31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2 Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

(b) Reports on Form 8-K

Form 8-K, furnished March 26, 2004, to provide information under Items 12 and 7 regarding the company's results of operations for its quarter ended February 29, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WALGREEN CO.
(Registrant)

Dated: July 9, 2004	/s/ W.M. Rudolphsen
W.M. Rudolphsen
Senior Vice President
(Chief Financial Officer)

Dated: July 9,2004	/s/ M.M. Scholz
M.M. Scholz
Controller
(Chief Accounting Officer)