Form 10-K
period 2004-08-31
WALGREEN CO
filed 2004-11-12
CIK 104207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the fiscal year ended August 31, 2004.

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
Yes X No _____

As of February 29, 2004, the aggregate market value of Walgreen Co. common stock, par value $.078125 per share, held by non-affiliates (based upon the closing transaction price on the New York Stock Exchange) was approximately $36,364,900,349. As of October 31, 2004, there were 1,021,824,145 shares of Walgreen Co. common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the year ended August 31, 2004, only to the extent expressly so stated herein, are incorporated by reference into parts I, II and IV of Form 10-K. Portions of the registrant's proxy statement for its 2004 annual meeting of shareholders to be held January 12, 2005, are incorporated by reference into part III of Form 10-K.

PART I

Item 1. Business

(a) General development of business.

Walgreen Co. (The "company" or "Walgreens") was organized as an Illinois corporation in 1909. Walgreens is the nation's largest drugstore chain with sales of $37.5 billion, recorded its 30th year of consecutive sales and earnings growth. During the year, the company opened 436 stores for a net increase of 355 new stores after closings and relocations. The total number of stores at August 31, 2004 was 4,579 located in 44 states and Puerto Rico. In addition, the company operates 3 mail service facilities. The company anticipates operating more than 7,000 stores by 2010.

To support store expansion, the company opened four distribution centers in the past three years, the most recent in Moreno Valley, California in fiscal 2004. These centers are twenty percent more productive than our older distribution centers. In July, Walgreens broke ground for the first of a new-generation distribution center in South Carolina. Scheduled to open in 2007, this center is expected to provide another twenty percent productivity improvement.

Prescription sales continue to become a larger portion of the company's business. This year prescriptions accounted for 63.2% of sales compared to 62.0% last year. Third party sales were 91.7% of prescription sales compared to 90.6% a year ago. Overall, Walgreens filled 443 million prescriptions in 2004, an increase of 10.8% from the previous year and more than any other pharmacy retailer.

Pharmacy sales trends are expected to continue to grow due, in part, to the aging population and new drug development. Prescription growth will become more important to controlling overall healthcare costs. Pharmacy sales in the United States are expected to double by 2012, growing to $446 billion.

In November 2003, Walgreens pharmacy benefit manager (PBM) introduced Advantage90, a 90-day retail prescription option to mandatory mail programs. Since its introduction, 81 managed care plans are offering Advantage90 to a total of 714,000 members.

Digital photofinishing contributed significantly to the gross margin increase for general merchandise in 2004, as the company accelerated its replacement of analog photo labs with digital machines.

During fiscal 2004, Walgreens' market share in 59 of the top 60 front-end categories increased, as compared to all food, drug and mass merchandise competitors. Today, 55 million people live within a mile of a Walgreens and four million shoppers walk into a Walgreens store daily.

During fiscal year 2004 the company added $939.5 million to property and equipment, which included approximately $750.4 million related to stores, $93.8 million for distribution centers, and $95.3 million related to other corporate items. Capital expenditures for fiscal 2005 are expected to be approximately $1.5 billion.

(b) Financial information about industry segments.

The company's primary business is the operation of retail drugstores.

(c) Narrative description of business.

(i) Principal products produced and services rendered.

The drugstores are engaged in the retail sale of prescription and nonprescription drugs and general merchandise. General merchandise includes, among other things, cosmetics, toiletries, household items, food, beverages and photofinishing. Customers can have prescriptions filled at the drugstore counter as well as through the mail, by telephone, and on the Internet.

The estimated contributions of various product classes to sales for each of the last three fiscal years are as follows:

Product Class	Percentage
	2004	2003	2002
Prescription Drugs	63	62	60
Nonprescription Drugs	12	12	11
General Merchandise	25	26	29
Total Sales	100	100	100

(ii) Status of a product or segment.

Not applicable.

(iii) Sources and availability of raw materials.

Inventories are purchased from numerous domestic and foreign suppliers. The loss of any one supplier or group of suppliers under common control would not have a material effect on the business.

(iv) Patents, trademarks, licenses, franchises and concessions held.

Walgreens markets products under various trademarks, trade dress and trade names and holds assorted business licenses (pharmacy, occupational, liquor, etc.) having various lives, which are necessary for the normal operation of business. The company also has filed various patent applications relating to its business and products, three of which have been issued.

(v) Seasonal variations in business.

The non-pharmacy business is seasonal in nature, with Christmas generating a higher proportion of sales and earnings than other periods. See the note "Summary of Quarterly Results (Unaudited)" on page 31 of the Annual Report to Shareholders for the year ended August 31, 2004 ("2004 Annual Report"), which note is incorporated herein by reference.

(vi) Working capital practices.

The company generally finances its inventory and expansion needs with internally generated funds. See the note "Short-Term Borrowings" on page 28 and "Management's Discussion and Analysis of Financial Condition" on pages 20 through 22 of the 2004 Annual Report, which sections are incorporated herein by reference. Short-term borrowings are not expected in fiscal 2005.

Due to the nature of the retail drugstore business 91.7% of all prescription sales are now covered by third party payors. Prescription sales represent 63.2% of total store sales. The remainder of store sales are principally for cash. Customer returns are immaterial.

(vii) Dependence upon limited number of customers.

Sales are to numerous customers which include various managed care organizations; therefore, the loss of any one customer or a group of customers under common control would not have a material effect on the business. No customer accounts for ten percent or more of the company's consolidated sales.

(viii)Backlog orders.

Not applicable.
(ix) Government contracts.

The company fills prescriptions for many state welfare plans. Revenues from all such plans are approximately 8.7% of total sales.
(x) Competitive conditions.

The drug store industry is highly competitive. As a volume leader in the retail drug industry, Walgreens competes with various retailers, including chain and independent drugstores, mail order prescription providers, Internet pharmacies, grocery stores, mass merchants and dollar stores. Competition remained keen during the fiscal year with the company competing on the basis of service, convenience, variety and price. The company's geographic dispersion tends to offset the impact of temporary economic and competitive conditions in individual markets.

Sales by geographic area for fiscal 2004 were as follows:

State	Percent Of Sales
Florida	16
Illinois	11
Texas	10
California	8
Arizona	6
Wisconsin	4
Tennessee	4
37 other states and Puerto Rico	41
100
(xi) Research and development activities.

The company does not engage in any material research activities.

(xii) Environmental disclosures.

Federal, state and local environmental protection requirements have no material effect upon capital expenditures, earnings or the competitive position of the company.

(xiii)Number of employees.

The company employs approximately 163,000 persons, about 46,000 of whom are part-time employees working less than 30 hours per week.
(d) Financial information about foreign and domestic operations and export sales.

All the company sales occur within the continental United States and Puerto Rico. There are no export sales.
(e) Available information

The company maintains a company website at investor.walgreens.com. The company makes copies of its Annual Reports on Form 10-K, quarterly reports on Form 10-Q, Current Reports on Form 8-K and any amendment to those reports filed with or furnished to the SEC available to investors on or through its website free of charge as soon as reasonably practicable after the company electronically files them with or furnishes them to the SEC. The contents of the company's website are not, however, a part of this report. In addition, charters of all committees of the company's Board of Directors, as well as the company's Corporate Governance Guidelines and Ethics Policy Statement, are available on the company's website at investor.walgreens.com or, upon written request, in printed hardcopy form. Written requests should be sent to Walgreen Co., c/o Corporate Secretary, 200 Wilmot Road, Deerfield, Illinois 60015. Waivers, if any, of the company's Ethics Policy Statement for directors and executive officers would be promptly disclosed to shareholders.

The company has also adopted a Code of Ethics for Financial Executives. This Code applies to and has been signed by the Chief Executive Officer, the Chief Financial Officer and the Controller. The full text of the Code of Ethics for Financial Executives is available at the company's website, investor.walgreens.com. Changes to or waivers, if any, of the company's Code of Ethics for Financial Executives would be promptly disclosed on the company's website.

Cautionary Note Regarding Forward Looking Statements

Certain information in this annual report, as well as in other public filings, the company web site, press releases and oral statements made by our representatives, is forward-looking information based on current expectations and plans that involve risks and uncertainties. Forward-looking information includes statements concerning pharmacy sales trends, prescription margins, number and location of new store openings, the level of capital expenditures and demographic trends; as well as those that include or are preceded by the words "expects," "estimates," "believes," "plans," "anticipates" or similar language. For such statements, we claim the protection of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

The following factors, in addition to those discussed elsewhere in this annual report for the fiscal year ended August 31, 2004, could cause results to differ materially from management expectations as projected in such forward-looking statements: the impact of events related to any terrorist actions; changes in economic conditions generally or in the markets served by the company; consumer preferences and spending patterns; competition from other drugstore chains, independent drugstores, mail order prescription providers, Internet pharmacies, and various other retailers including grocery, convenience, variety and discount stores; the introduction of new brand and generic prescription drugs; changes in or the introduction of new state or federal legislation or regulations; the efforts of third party payors to reduce pharmacy reimbursement rates; the success of planned advertising and merchandising strategies; the availability and cost of real estate and construction; changes in accounting policies and practices; the company's ability to hire and retain pharmacists and other store and management personnel; the company's relationships with its suppliers; the company's ability to successfully implement new computer systems and technology; and adverse determinations with respect to litigation or other claims. Unless otherwise required by applicable securities laws, the company assumes no obligation to update its forward-looking statements to reflect subsequent events or circumstances.

Item 2. Properties

The number and location of the company's drugstores appear in the table under the caption "Walgreens Nationwide" on page 34 of the 2004 Annual Report, which section is incorporated herein by reference. Most of the company's drugstores are leased. The leases are for various terms and periods. See the caption, "Leases" on page 28 of the 2004 Annual Report, which section is incorporated herein by reference. The company owns approximately

17% of the retail stores open at August 31, 2004. The company has an aggressive expansion program of adding new stores and remodeling and relocating existing stores. Net retail selling space was increased from 46.7 million square feet at August 31, 2003, to 50.9 million square feet at August 31, 2004. Approximately 52.2% of company stores have been opened or remodeled during the past five years.

The company's retail drugstore operations are supported by fourteen distribution centers with a total of approximately 7.7 million square feet of space, of which 6.5 million square feet is owned. The remaining space is leased. All distribution centers are served by modern systems for order processing control, operating efficiencies and rapid merchandise delivery to stores. In addition, the company uses public warehouses to handle certain distribution needs. A new distribution center opened in Moreno Valley, California in May, with another planned for Anderson County, South Carolina projected to open in 2007.

There are eleven principal office facilities containing approximately 1.7 million square feet of which approximately 1.5 million square feet is owned and the remainder is leased. Of the owned property, approximately 410,000 square feet is leased to others. The company operates three mail service facilities containing approximately 320,030 square feet of which approximately 237,230 square feet is owned and the remainder is leased.

The company also owns five strip shopping malls containing approximately 226,000 square feet of which approximately 160,000 square feet is leased to others.

Item 3. Legal Proceedings

The information in response to this item is incorporated herein by reference to the caption "Contingencies" on page 28 of the 2004 Annual Report.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following information is furnished with respect to each executive officer of the company as of November 1, 2004:
NAME AND BUSINESS EXPERIENCE	AGE	OFFICE HELD
David W. Bernauer	60	Chairman and Chief Executive
Chairman of the Board since January		Officer
2003
Chief Executive Officer since
January 2002
President and Chief Operating Officer
January 1999 to January 2003
Director since January 1999
Mr. Bernauer is currently a director of Office Depot, Inc.

Jeffrey A. Rein	52	President and Chief Operating
President and Chief Operating Officer		Officer
since January 2003
Executive Vice President
February 2001 to January 2003
Vice President
July 1999 to February 2001
Treasurer
March 1996 to February 2000
Director since January 2003

Jerome B. Karlin	62	Executive Vice President
Executive Vice President since
February 1999

R. Bruce Bryant	54	Senior Vice President
Senior Vice President since
September 2000
Vice President, Drug Store Division
September 1997 to September 2000

George C. Eilers	64	Senior Vice President
Senior Vice President since
February 1999

John W. Gleeson	58	Senior Vice President and
Senior Vice President since		Treasurer
February 2004
Treasurer since February 2002
Vice President
February 2000 to February 2004
Divisional Vice President, Marketing Systems and Services
July 1992 to January 2000

Dana I. Green*	54	Senior Vice President
Senior Vice President since
February 2004
Vice President
May 2000 to February 2004
Divisional Vice President
July 1998 to May 2000

J. Randolph Lewis	54	Senior Vice President
Senior Vice President since
January 2000
Vice President
March 1996 to January 2000

EXECUTIVE OFFICERS OF THE REGISTRANT - continued:

NAME AND BUSINESS EXPERIENCE	AGE	OFFICE HELD
Barry L. Markl	59	Senior Vice President
Senior Vice President since
April 2004
Vice President, Drug Store Division
August 1986 to April 2004

Julian A. Oettinger*	65	Senior Vice President,
Senior Vice President, Secretary		Secretary and General Counsel
and General Counsel since
January 2000
Vice President, Secretary and General Counsel
January 1989 to January 2000

Dennis R. O'Dell	57	Senior Vice President
Senior Vice President since
February 2004
Vice President
January 2000 to February 2004
Divisional Vice President
January 1997 to January 2000

William M. Rudolphsen	49	Senior Vice President and
Senior Vice President and Chief Financial Officer since		Chief Financial Officer
January 2004
Controller
January 1998 to January 2004

George J. Riedl	44	Senior Vice President
Senior Vice President since
January 2003
Divisional Vice President
December 2001 to January 2003
General Merchandise Manager
January 2000 to December 2001
Director, New Business Development
November 1998 to January 2000

William A. Shiel	54	Senior Vice President
Senior Vice President since July
1993

Trent E. Taylor	47	Senior Vice President
Senior Vice President since
January 2002
Chief Information Officer since
January 1999

Mark A. Wagner	43	Senior Vice President
Senior Vice President since
February 2002
Treasurer
February 2000 to February 2002
Vice President, Drug Store Division
February 1999 to February 2000

EXECUTIVE OFFICERS OF THE REGISTRANT - continued:

NAME AND BUSINESS EXPERIENCE	AGE	OFFICE HELD
Gregory D. Wasson	46	Senior Vice President
Senior Vice President since
February 2004
Vice President
October 2001 to February 2004
President, WHP Health Initiatives,
Inc. since March 2002
Executive Vice President, WHP Health Initiatives, Inc.
October 2001 to March 2002
Vice President, Drug Store Operations
February 1999 to October 2001

Robert M. Kral	50	Vice President
Vice President since
October 2004
Operations Vice President
September 2000 to October 2004
District Manager
February 1998 to September 2000

Chester G. Young	59	General Auditor
Divisional Vice President since
January 1995
General Auditor since June 1988

Mia M. Scholz	38	Controller
Controller since January 2004
Director of Internal Audit
November 1999 to January 2004

Kenneth R. Weigand*	47	Divisional Vice President
Divisional Vice President since
May 2000
Corporate Manager
May 1998 to May 2000

*

Mr. Oettinger is retiring as Senior Vice President, Secretary and General Counsel effective January 12, 2005. Dana I. Green will become Senior Vice President, Secretary and General Counsel as of January 12, 2005. Kenneth R. Weigand will become Vice President of Human Resources as of January 12, 2005.

There is no family relationship between any of the aforementioned officers of the company.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and
Issuer Purchases of Equity Securities.

The company's common stock is traded on the New York Stock Exchange, Chicago Stock Exchange and Nasdaq National Market under the symbol WAG. As of October 31, 2004 there were 104,128 recordholders of company common stock according to the records maintained by the company's transfer agent.

The range of the sales prices of the company's common stock by quarters during the two years ended August 31, 2004, are incorporated herein by reference to the note "Common Stock Prices" on page 31 of the 2004 Annual Report.

The range of the company's cash dividends per common share during the two fiscal years ended August 31, 2004, are as follows:

Quarter Ended	2004	2003
November	$.043125	$.037500
February	.043125	.037500
May	.043125	.037500
August	.052500	.043125
Fiscal Year	$.181875	$.155625

The following table provides information about purchases by the company during the quarter ended August 31, 2004 of equity securities that are registered by the company pursuant to Section 12 of the Exchange Act:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
06/01/2004 - 06/30/2004	-	-	-	-
07/01/2004- 07/31/2004	1,000,000	$36.84	-	-
08/01/2004- 08/31/2004	2,138,500	$36.45	600,000	$978,041,035
Total	3,138,500	$36.57	600,000	$978,041,035

(1) The company repurchased an aggregate of 2,538,500 shares of its common stock in open-market transactions to satisfy the requirements of the company's employee stock purchase and option plans, as well as the company's Nonemployee Director Stock Plan. These share repurchases were not made pursuant to a publicly announced repurchase plan or program.

(2) On July 14, 2004, the Board of Directors approved a stock repurchase program, pursuant to which up to $1 billion of the company's common stock may be repurchased. This program was announced in the company's Current Report on Form 8-K, which was filed on July 15, 2004. The total remaining authorization under the repurchase program was $978,041,035 as of August 31, 2004. The expiration date of the repurchase program is July 13,2008.

Item 6. Selected Financial Data

The information in response to this item is incorporated herein by reference to the caption "Eleven-Year Summary of Selected Consolidated Financial Data" on pages 18 and 19 of the 2004 Annual Report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results
of Operations

The information in response to this item is incorporated herein by reference to the caption "Management's Discussion and Analysis of Results of Operations and Financial Condition" on pages 20 through 22 of the 2004 Annual Report.

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

None

Item 9A. Controls and Procedures

Based on their evaluation as of August 31, 2004 pursuant to Exchange Act Rule 13a-15(b), the company's management, including its Chief Executive Officer and Chief Financial Officer, believe the company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) are effective.

In connection with the evaluation pursuant to Exchange Act Rule 13a-15(d) of the company's internal controls over financial reporting (as defined in Exchange Act Rule 13a-15(f)) by the company's management, including its Chief Executive Officer and Chief Financial Officer, no changes during the quarter ended August 31, 2004 were identified that have materially affected, or are reasonably likely to materially affect, the company's internal controls over financial reporting.

PART III

The information required for Items 10, 11, 12, 13 and 14, with the exception of the information relating to the executive officers of the Registrant, which is presented in Part I under the heading "Executive Officers of the Registrant," and the information relating to the Registrant's Code of Ethics for Financial Executives, which is presented in Part I under the heading "Available Information," is incorporated herein by reference to the following sections of the Registrant's Proxy Statement:

Captions in Proxy

Names and Ages of Director Nominees, Their Principal Occupations and
Other Information

Information Concerning Corporate Governance, the Board of Directors and its
Committees

Securities Ownership of Certain Beneficial Owners and Management

Section 16(a) Beneficial Ownership Reporting Compliance

Executive Compensation

Equity Compensation Plans

Independent Registered Public Accounting Firm Fees and Services

Proposal to Ratify the Appointment of the Independent Registered Public
Accounting Firm

PART IV
Item 15. Exhibits and Financial Statement Schedules

(a) Documents filed as part of this report
(1)	The following financial statements, supplementary data, and report of independent public accountants appearing in the 2004 Annual Report are incorporated herein by reference.
Annual Report Page Number

	Consolidated Statements of Earnings and Shareholders' Equity for the years ended August 31, 2004, 2003 and 2002	23

	Consolidated Balance Sheets at August 31, 2004 and 2003	24

	Consolidated Statements of Cash Flows for the years ended August 31, 2004, 2003 and 2002	25

	Summary of Major Accounting Policies	26-27

	Notes to Consolidated Financial Statements	28-31

	Report of Independent Registered Public Accounting Firm	32

	Walgreens Nationwide(Table of number of stores by state)	34

(2)	The following financial statement schedule and related report of the independent registered public accounting firm is included herein.

	10-K Page Number
	Schedule II Valuation and Qualifying Accounts	17

	Independent Registered Public Accounting Firm's Report	18

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

(3)	Exhibits 10(a) through 10(s) constitute management contracts or compensatory plans or arrangements required to be filed as exhibits pursuant to Item 15(b) of this Form 10-K.

(b) Exhibits

3.	(a)

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

(c)

Walgreen Co. Management Incentive Plan (as restated effective September 1, 2003), filed with the Securities and Exchange Commission as Exhibit 10(c) to the company's Annual Report on Form 10-K for the fiscal year ended August 31, 2003, and incorporated by reference herein.

	(d)	(i)

Walgreen Co. Restricted Performance Share Plan, as amended, filed with the Securities and Exchange Commission as Exhibit 10(a) to the company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1997 (File No. 1-604), and incorporated by reference herein.

(ii)

Walgreen Co. Restricted Performance Share Plan Amendment No. 5 (effective October 9, 1996) filed with the Securities and Exchange Commission as Exhibit 10 (a) to the company's Quarterly Report on Form 10-Q for the quarter ended November 30, 2003 and incorporated by reference herein.

	(e)	(i)

Walgreen Co. Executive Stock Option Plan, as amended, filed with the Securities and Exchange Commission as Exhibit 10(b) to the company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1997 (File No. 1-604), and incorporated by reference herein.

(ii)

Form of Stock Option Agreement (Grades 12 through 17), filed with the Securities and Exchange Commission as Exhibit 10(e)(ii) to the company's Annual Report on Form 10-K for the fiscal year ended August 31, 2004.

(iii)

Form of Stock Option Agreement (Grades 18 and above), filed with the Securities and Exchange Commission as Exhibit 10(e)(iii) to the company's annual Report on Form 10-K for the fiscal year ended August 31, 2004.

	(f)	(i)	Walgreen Co. 1986 Director's Deferred Fee/Capital Accumulation Plan. (Note 1)

		(ii)	Walgreen Co. 1987 Director's Deferred Fee/Capital Accumulation Plan. (Note 2)

		(iii)	Walgreen Co. 1988 Director's Deferred Fee/Capital Accumulation Plan. (Note 4)

		(iv)	Walgreen Co. 1992 Director's Deferred Retainer Fee/Capital Accumulation Plan. (Note 8)

	(g)	(i)	Walgreen Co. 1986 Executive Deferred Compensation/Capital Accumulation Plan. (Note 1)

		(ii)	Walgreen Co. 1988 Executive Deferred Compensation/Capital Accumulation Plan. (Note 4)

		(iii)	Amendments to Walgreen Co. 1986 and 1988 Executive Deferred Compensation/Capital Accumulation Plans. (Note 6)

		(iv)	Walgreen Co. 1992 Executive Deferred Compensation/Capital Accumulation Plan Series 1. (Note 8)

		(v)	Walgreen Co. 1992 Executive Deferred Compensation/Capital Accumulation Plan Series 2. (Note 8)

See Notes on page 16.

(g)	(vi)

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

(h)

Share Walgreens Stock Purchase/Option Plan (effective October 1, 1992), as amended, filed with the Securities and Exchange Commission as Exhibit 10(d) to the company's Quarterly Report on Form 10-Q for the quarter ended February 28, 2003, and incorporated by reference herein.

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

(ii)

Walgreen Select Senior Executive Retiree Medical Expense Plan Amendment No. 1 (effective August 1, 2002), filed with the Securities and Exchange Commission as Exhibit 10(a) to the company's Quarterly Report on Form 10-Q for the quarter ended February 28, 2003 and incorporated by reference herein.

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

See Notes on page 16.

	(n)	(ii)

Walgreen Section 162(m) Deferred Compensation Plan Amendment No. 1 (effective July 9, 2003), filed with the Securities and Exchange Commission as Exhibit 10(n) to the company's Annual Report on Form 10-K for the fiscal year ended August 31, 2003, and incorporated by reference herein.

(o)

Walgreen Co. Nonemployee Director Stock Plan (effective January 14, 2004), as amended and restated, filed with the Securities and Exchange Commission as Exhibit 10(a) to the company's Quarterly Report on Form 10-Q for the quarter ended February 29, 2004, and incorporated by reference herein.

(p)

Agreement dated February 3, 1998, by and between Walgreen Co. and Charles R. Walgreen III (for consulting services), filed with the Securities and Exchange Commission as Exhibit 10(a) to the company's Quarterly Report on Form 10-Q for the quarter ended May 31, 1998, and incorporated by reference herein.

(q)

Walgreen Co. Option 3000 Plan (effective May 2, 2000), filed with the Securities and Exchange Commission as Exhibit 10(e) to the company's Quarterly Report on Form 10-Q for the quarter ended February 28, 2003, and incorporated by reference herein.

	(r)	(i)

Walgreen Co. Broad-Based Stock Option Plan (effective July 10, 2002), filed with the Securities and Exchange Commission as Exhibit 10(p) to the company's Annual Report on Form 10-K for the fiscal year ended August 31, 2002, and incorporated by reference herein.

(ii)

Walgreen Co. Broad-Based Employee Stock Option Plan Amendment No. 1 (effective April 1, 2003), filed with the Securities and Exchange Commission as Exhibit 10(c) to the company's Quarterly Report on Form 10-Q for the quarter ended May 31, 2003, and incorporated by reference herein.

(s)

Agreement dated October 10, 2002 by and between Walgreen Co. and L. Daniel Jorndt (for consulting services) filed with the Securities and Exchange Commission as Exhibit 10(c) to the company's Quarterly Report on Form 10-Q for the quarter ended February 28, 2003, and incorporated by reference herein.

11.

The required information for this Exhibit is contained in the Consolidated Statements of Earnings and Shareholders Equity for the years ended August 31, 2004, 2003 and 2002 and also in the Summary of Major Accounting Policies, each appearing in the Annual Report and previously referenced in Part IV, Item 15, Section (a)(1).

13.

Annual Report to shareholders for the fiscal year ended August 31, 2004. This report, except for those portions thereof which are expressly incorporated by reference in this Form 10-K, is being furnished for the information of the Securities and Exchange Commission and is not deemed to be "filed" as a part of the filing of this Form 10-K.

21.	Subsidiaries of the Registrant.

23.	Consent of Independent Registered Accounting Firm

31.1

Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed with the Securities and Exchange Commission as Exhibit 31.1 to the company's Annual Report on Form 10-K for the fiscal year ended August 31, 2004.

31.2

Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed with the Securities and Exchange Commission as Exhibit 31.2 to the company's Annual Report on Form 10-K for the fiscal year ended August 31, 2004.

See Notes on page 16.

32.1

Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, filed with the Securities and Exchange Commission as Exhibit 32.1 to the company's Annual Report on Form 10-K for the fiscal year ended August 31, 2004.

32.2

Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, filed with the Securities and Exchange Commission as Exhibit 32.2 to the company's Annual Report on Form 10-K for the fiscal year ended August 31, 2004.

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

WALGREEN CO. AND SUBSIDIARIES

SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED AUGUST 31, 2004, 2003 AND 2002

(Dollars in Millions)

Classification	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions	Balance at End of Period

Allowances deducted from receivables
for doubtful accounts -

Year Ended August 31, 2004	$27.1	$31.2	$(30.0)	$28.3

Year Ended August 31, 2003	$20.1	$30.4	$(23.4)	$27.1

Year Ended August 31, 2002	$20.9	$22.2	$(23.0)	$20.1

DELOITTE & TOUCHE LLP

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Walgreen Co.:

We have audited the consolidated financial statements of Walgreen Co. and subsidiaries (the "Company") as of August 31, 2004 and 2003, and for each of the three years in the period ended August 31, 2004, and have issued our report thereon dated October 12, 2004; such financial statements and report are included in your 2004 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the financial statement schedule of the Company listed in Item 15. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP
Chicago, IL
October 9, 2004

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WALGREEN CO.
(Registrant)
By /s/	William M. Rudolphsen	Senior Vice President and	Date: November 9, 2004
	William M. Rudolphsen	Chief Financial Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934 this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

	Name	Title	Date
/s/	David W. Bernauer	Chairman of the Board, Chief	November 9, 2004
	David W. Bernauer	Executive Officer and
Director (Principal Executive
Officer)

/s/	William M. Rudolphsen	Senior Vice President and	November 9, 2004
	William M. Rudolphsen	Chief Financial Officer
(Principal Financial
Officer)

/s/	Mia M. Scholz	Controller (Principal	November 3, 2004
	Mia M. Scholz	Accounting Officer)

/s/	William C. Foote	Director	November 3, 2004
William C. Foote

/s/	James J. Howard	Director	November 9, 2004
James J. Howard

/s/	Alan G. McNally	Director	November 9, 2004
Alan G. McNally

/s/	Cordell Reed	Director	November 9, 2004
Cordell Reed

/s/	Jeffrey A. Rein	President, Chief Operating	November 9, 2004
	Jeffrey A. Rein	Officer and Director

/s/	David Y. Schwartz	Director	November 9, 2004
David Y. Schwartz

/s/	John B. Schwemm	Director	November 9, 2004
John B. Schwemm

/s/	Marilou M. von Ferstel	Director	November 9, 2004
Marilou M. von Ferstel

/s/	C.R. Walgreen III	Director	November 9, 2004
C.R. Walgreen III