Form 10-Q
period 2004-11-30
WALGREEN CO
filed 2005-01-06
CIK 104207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED NOVEMBER 30, 2004
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
Yes [X] No [ ]

The number of shares outstanding of the registrant's Common Stock, $.078125 par value, as of December 31, 2004 was 1,021,380,521.

WALGREEN CO. AND SUBSIDIARIES

CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

The consolidated condensed financial statements included herein have been prepared by the company pursuant to the rules and regulations of the Securities and Exchange Commission. The Consolidated Condensed Balance Sheet as of November 30, 2004, the Consolidated Condensed Statements of Earnings for the three months ended November 30, 2004 and 2003, and the Consolidated Condensed Statements of Cash Flows for the three months ended November 30, 2004 and 2003, have been prepared without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the company's latest annual report on Form 10-K.

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

WALGREEN CO. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(UNAUDITED)
(Dollars in Millions)

	November 30,	August 31,
	2004	2004
Assets
Current Assets:
Cash and cash equivalents	$ 1,313.4	$ 1,695.5
Accounts receivable, net	1,315.7	1,169.1
Inventories	5,582.5	4,738.6
Other current assets	173.5	161.2
Total Current Assets	8,385.1	7,764.4
Property and Equipment, at cost, less
accumulated depreciation and amortization of
$1,755.5 at November 30 and $1,647.9 at August 31	5,638.4	5,446.4
Other Non-Current Assets	126.2	131.3
Total Assets	$ 14,149.7	$ 13,342.1

Liabilities & Shareholders' Equity
Current Liabilities:
Trade accounts payable	$ 3,203.1	$ 2,641.5
Accrued expenses and other liabilities	1,235.6	1,370.5
Income taxes	206.3	65.9
Total Current Liabilities	4,645.0	4,077.9
Non-Current Liabilities:
Deferred income taxes	330.7	327.6
Other non-current liabilities	755.9	708.6
Total Non-Current Liabilities	1,086.6	1,036.2
Shareholders' Equity:
Preferred stock $.0625 par value; authorized
32 million shares; none issued	-	-
Common stock $.078125 par value; authorized
3.2 billion shares; issued 1,025,400,000
at November 30 and August 31	80.1	80.1
Paid-in capital	625.8	632.6
Employee stock loan receivable	(0.9)	-
Retained earnings	7,870.5	7,591.6
Treasury Stock, at cost; 4,280,249 shares
at November 30 and 2,107,263 at August 31	(157.4)	(76.3)
Total Shareholders' Equity	8,418.1	8,228.0
Total Liabilities & Shareholders' Equity	$ 14,149.7	$ 13,342.1

The accompanying Notes to Consolidated Condensed Financial
Statements are an integral part of these Statements.

WALGREEN CO. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
(UNAUDITED)
(In Millions Except Per Share Data)

	Three Months Ended
	November 30,	November 30,
	2004	2003

Net Sales	$9,889.1	$8,720.8

Costs and Deductions:
Cost of sales	7,181.2	6,420.7
Selling, occupancy and
administration	2,210.3	1,895.1
	9,391.5	8,315.8
Other Income:
Interest income	5.1	2.8
Other income	15.0	-
	20.1	2.8
Earnings before income tax
provision	517.7	407.8
Income tax provision	185.0	152.9
Net earnings	$ 332.7	$ 254.9
Per share-
Basic	$ .33	$ .25
Diluted	$ .32	$ .25

Dividends declared	$ .0525	$ .043125

Average shares outstanding	1,022.6	1,025.0
Dilutive effect of stock
options	6.8	7.2
Average shares outstanding
assuming dilution	1,029.4	1,032.2

The accompanying Notes to Consolidated Condensed Financial
Statements are an integral part of these Statements.

WALGREEN CO. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Dollars in Millions)

	Three Months Ended
	November 30,	November 30,
	2004	2003

Net cash provided by operating activities	$ 63.0	$ 173.5

Cash flows from investing activities:
Additions to property and equipment	(305.2)	(203.6)
Dispositions of property and equipment	.2	.4
Net cash used for investing activities	(305.0)	(203.2)

Cash flows from financing activities:
Stock purchases	(119.3)	(58.2)
Proceeds related to employee stock plans	31.6	34.5
Cash dividends paid	(53.8)	(44.2)
Other	1.4	(7.6)
Net cash used for financing activities	(140.1)	(75.5)

Changes in cash and cash equivalents:
Net decrease in cash and cash equivalents	(382.1)	(105.2)
Cash and cash equivalents at beginning of year	1,695.5	1,268.0
Cash and cash equivalents at end of period	$1,313.4	$1,162.8

The accompanying Notes to Consolidated Condensed Financial
Statements are an integral part of these Statements.

WALGREEN CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(1) Inventories are valued on a lower of last-in, first-out (LIFO) cost or market basis. At November 30, 2004 and August 31, 2004, inventories would have been greater by $754.9 million and $736.4 million respectively, if they had been valued on a lower of first-in, first-out (FIFO) cost or market basis. LIFO inventory costs can only be determined annually when inflation rates and inventory levels are finalized; therefore, LIFO inventory costs for interim financial statements are estimated. Included in inventory are product cost and inbound freight. Cost of sales is primarily based upon point-of-sale scanning information with an estimate for shrinkage and adjusted based on periodic inventories.

(2) The company capitalized interest expense as part of significant construction projects. The amounts capitalized were $1.2 million and $.3 million for the three-months ended November 30, 2004 and 2003, respectively.

(3) The company remains secondarily liable on 47 assigned leases. The maximum potential of undiscounted future payments is $10.6 million as of November 30, 2004. Lease option dates vary, with some extending to 2013. Most of the assignments were a result of the sale of the "Wag's" restaurants in August 1988.

(4) The company applies Accounting Principles Board (APB) Opinion No. 25 and related interpretations in accounting for its stock-based compensation plans. Accordingly, no compensation has been recognized based on the fair value of its grants under these plans. The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation in fiscal 2005 and 2004.
		Three Months Ended
(In Millions Except Per Share Data)		November 30, 2004	November 30, 2003
Net Earnings, as reported		$332.7	$ 254.9

Add:	Stock-based employee compensation expense included in reported net earnings, net of related tax effects	.1	.1
Deduct:	Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(13.2)	(11.1)
Pro forma net earnings		$319.6	$ 243.9

Earnings per share -
	Basic - as reported	$ .33	$ .25
	Basic - pro forma	$ .31	$ .24

	Diluted - as reported	$ .32	$ .25
	Diluted - pro forma	$ .31	$ .24

(5) The principal retirement plan for employees is the Walgreen Profit-Sharing Retirement Trust to which both the company and the employees contribute. The company's contribution, which is determined annually at the discretion of the Board of Directors, has historically related to pre-tax income. The profit-sharing provision was $46.1 million for the quarter and $36.3 million for the same period last year.

The company provides certain health insurance benefits for retired employees who meet eligibility requirements, including age, years of service and date of hire. The costs of these benefits are accrued over the period earned. The company's postretirement health benefit plans currently are not funded.
	Three Months Ended
Components of Net Periodic Benefit Costs	November 30,	November 30,
(In Millions):	2004	2003
Service cost	$ 5.6	$ 4.8
Interest cost	6.3	5.6
Amortization of actuarial loss	2.5	2.5
Amortization of prior service cost	(0.5)	(0.1)
Total postretirement benefit cost	$ 13.9	$ 12.8

(6) On December 8, 2003, the Medicare Prescription Drug Improvement and Modernization Act of 2003 was signed into law. The Act introduces a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retirement health care benefit plans. Based on federal requirements, neither the accumulated postretirement benefit obligation nor the net periodic postretirement benefit costs reflect the subsidy as of November 30, 2004.

(7) Certain amounts for fiscal 2004 and 2003 have been reclassified to be consistent with the fiscal 2005 presentation.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

INTRODUCTION

Walgreens is engaged in the retail sale of prescription and nonprescription drugs and general merchandise. General merchandise includes, among other things, cosmetics, toiletries, household items, food, beverages and photofinishing. Customers can have prescriptions filled at the drugstore counter, as well as through the mail, by telephone, and on the Internet. The total number of drugstores (including three mail service facilities) at November 30, 2004 was 4,680 located in 44 states and Puerto Rico.

The drugstore industry is highly competitive. In addition to other drugstore chains, independent drugstores, mail order prescription providers and Internet pharmacies, we also compete with various other retailers including grocery stores, mass merchants and dollar stores.

The long-term outlook for prescription sales is strong due in part to the aging population, as well as the continued development of innovative drugs that improve quality of life and control healthcare costs. Although the effect of the new Medicare prescription drug legislation on retail pharmacy is difficult to fully ascertain at this time, we are experiencing additional prescription sales as a result of the new senior discount cards; however, gross margin rates on these sales are lower. As an efficient provider, we feel we are positioned well for these industry developments. We continue with expansion into new markets and increased penetration in existing markets. We believe we are well staffed with pharmacists for both current demands and future growth, with only select market needs.

OPERATING STATISTICS

Percentage Increases
Three Months Ended November 30, 2004
Net Sales	13.4
Net Earnings	30.5
Comparable Drugstore Sales	9.4
Prescription Sales	14.4
Comparable Drugstore Prescription
Sales	11.3
Front-End Sales	11.7
Comparable Front-End Sales	6.1

	Percent to Sales
	Three Months Ended
	November 30	November 30
	2004	2003
Gross Margin	27.4	26.4
Selling, Occupancy & Administration Expenses	22.4	21.7

	Other Statistics
	November 30, 2004	November 30, 2003
Prescription Sales as a % of Net Sales	64.5	63.9
Third Party Sales as a % of
Prescription Sales	92.6	91.1
Total Number of Stores	4,680	4,291

RESULTS OF OPERATIONS

Net earnings for the first quarter of fiscal 2005 were $332.7 million or $.32 per share (diluted). This was a 30.5% increase in net earnings over last year. Included in this year's first quarter results was a $15.0 million pre-tax gain for receipts of our share of prescription drug antitrust litigation settlements. Excluding that gain, the first quarter's earnings rose 26.8%. Net earnings increases resulted from improved sales and higher gross margin rates, partially offset by higher expense ratios.

Net sales for the quarter ended November 30, 2004 increased by 13.4% to $9.9 billion. Drugstore sales increases resulted from sales gains in existing stores and added sales from new stores, each of which include an indeterminate amount of market-driven price changes. Sales in comparable drugstores (those open at least one year) were up 9.4% for the quarter. We operated 4,680 drugstores as of November 30, 2004, compared to 4,291 a year earlier.

Prescription sales increased 14.4% for the first quarter and were 64.5% of total sales compared to 63.9% a year ago. Comparable drugstore prescription sales were up 11.3%. The effect of generic drugs, which have a lower retail price, replacing brand name drugs reduced prescription sales by 2.3% in the first quarter versus 1.1% for the same period a year ago. Third party sales, where reimbursement is received from managed care organizations as well as government and private insurance, were 92.6% of prescription sales compared to 91.1% a year ago.

Non-prescription (front-end) sales increased 11.7% for the first quarter and were 35.3% of total sales compared to 35.8% a year ago. Comparable front-end sales were up 6.1%.

Gross margins as a percent of total sales were 27.4% in the quarter compared to 26.4% last year. Both prescription and front-end margins increased. Prescription margins increased because of better purchasing terms and higher generic drug utilization. The higher generic drug utilization was primarily due to a steady stream of new generics over the past year. Partially offsetting these increases was the shift in sales mix toward prescriptions, which carry a lower margin than front-end merchandise. In addition, third party sales, which typically have lower profit margins than cash prescriptions, continue to become a larger portion of prescription sales. Non-prescription margins increased due to our sales mix moving to higher margin categories, especially in-store and digital film processing.

We use the last-in, first-out (LIFO) method of inventory valuation, which can be determined only annually when inflation rates and inventory levels are finalized; therefore, LIFO inventory costs for interim financial statements are estimated. Cost of sales for the November quarter includes a LIFO provision of $18.5 million ($.01 per share) versus $20.1 million ($.01 per share) for the same period a year ago.

Selling, occupancy and administration expenses were 22.4% of sales in the quarter compared to 21.7% a year ago. The increase, as a percent to sales, was principally caused by higher store salaries and costs associated with our ongoing conversion from analog to digital photo labs. New generic drugs, which tempered the rate of sales growth, also increased expense ratios in first quarter 2005 and 2004.

The effective income tax rate was 35.73% for the first quarter this fiscal year compared to 37.50% for the same period last year. The decrease is principally the result of the settlement of prior year Internal Revenue Service matters. We expect that our effective income tax rate for the remainder of fiscal 2005 will be 37.25%.

CRITICAL ACCOUNTING POLICIES

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and include amounts based on management's prudent judgments and estimates. Actual results may differ from these estimates. Management believes that any reasonable deviation from those judgments and estimates would not have a material impact on our consolidated financial position or results of operations. To the extent that the estimates used differ from actual results, however, adjustments to the statement of earnings and corresponding balance sheet accounts would be necessary. These adjustments would be made in future statements. Some of the more significant estimates include liability for closed locations, liability for insurance claims, vendor allowances, allowance for doubtful accounts and cost of sales. We use the following techniques to determine estimates:

Liability for closed locations -
The present value of future rent obligations and other related costs (net of estimated sublease rent) to the first lease option date.

Liability for insurance claims -

Provisions for these losses are recorded based upon estimates for claims incurred. The provisions are estimated in part by considering historical claims experience, demographic factors and other actuarial assumptions.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $1,313.4 million at November 30, 2004, compared to $1,162.8 million at November 30, 2003. Short-term investment objectives are to minimize risk, maintain liquidity and maximize after-tax yields. To attain these objectives, investment limits are placed on the amount, type and issuer of securities. Investments are typically in top-tier money market funds, tax exempt bonds and commercial paper.

Net cash provided by operating activities for the first quarter was $63.0 million compared to $173.5 million a year ago. The change between periods was principally due to increased inventory levels. Our profit is the principal source of funds for expansion and remodeling programs, dividends to shareholders, the stock repurchase program and various technological improvements.

Net cash used for investing activities was $305.0 million versus $203.2 million last year. Additions to property and equipment were $305.2 million compared to $203.6 million last year. There were 113 new or relocated drugstores which includes two home medical centers opened during the first quarter of this year. This compares to 88 in the same period last year which included three home infusion locations. New stores are owned or leased. There were 20 owned locations added during the quarter and 75 under construction at November 30, 2004 versus 9 owned and 42 under construction as of November 30, 2003.

Capital expenditures for fiscal 2005 are expected to be approximately $1.5 billion. We expect to open about 450 new stores in fiscal 2005, with a net increase of approximately 365 stores, and anticipate having a total of 7,000 drugstores in the year 2010. We are continuing to relocate stores to more convenient and profitable freestanding locations. In addition to new stores, expenditures are planned for technology and distribution centers. A new distribution center is planned for South Carolina with an anticipated opening date in 2007.

Net cash used for financing activities was $140.1 million compared to $75.5 million last year. On July 14, 2004 the Board of Directors announced a stock repurchase program of up to $1 billion, which we plan to execute over the next four years. During the first quarter, we purchased $66.4 million of company shares related to the stock repurchase program for a total of $88.3 million purchases since the start of the program. An additional $52.9 million of shares were purchased to support the long-term needs of the employee stock plans, compared to similar purchases of $58.2 million during the same period last year. There were no new borrowings during either period. At November 30, 2004, we had a syndicated bank line of credit facility of $200 million to support our short-term commercial paper program.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The following table lists our contractual obligations and commitments as of November 30, 2004.

	Payments Due by Period (In Millions)
	Total	Less than 1 Year	1-3 Years	3-5 Years	Over 5 Years
Operating leases*	$22,319.4	$ 1,292.9	$ 2,638.7	$ 2,495.8	$15,892.0
Purchase obligations:
Open inventory purchase orders*	1,000.9	1,000.9	-	-	-
Real estate development*	370.4	370.4	-	-	-
Other corporate obligations*	90.1	59.3	30.8	-	-
Insurance	388.2	138.8	133.1	76.8	39.5
Retiree health & life	216.7	6.9	15.2	19.9	174.7
Closed location obligations	77.6	19.4	27.9	16.6	13.7
Long-term debt	13.6	1.5	9.4	.6	2.1
Capital lease obligations	38.5	1.4	1.9	1.9	33.3
Other long-term liabilities reflected on the balance sheet	203.6	14.3	18.3	23.8	147.2
Total	$24,719.0	$ 2,905.8	$ 2,875.3	$2,635.4	$16,302.5

* Not on balance sheet.

OFF-BALANCE SHEET ARRANGEMENTS

Letters of credit are issued to support purchase obligations and commitments (as reflected on the Contractual Obligations and Commitments table) as follows (In Millions):

Inventory obligations	$ 34.6
Real estate development	1.6
Insurance	225.3
Total	$261.5

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

RECENT ACCOUNTING PRONOUNCEMENTS

In November 2004, the Financial Accounting Standards Board (FASB) issued Statement 151, "Inventory Costs - an Amendment of ARB No. 43, Chapter 4" which will be effective in the first quarter of fiscal year 2006. We have evaluated this pronouncement and no material impact is anticipated.

In December 2004, the FASB issued Statement 123 (revised) "Share-Based Payment," which will be effective in the first quarter of fiscal year 2006. This statement will eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25 (Accounting for Stock Issued to Employees) and will require instead that compensation expense be recognized based on the fair value on the date of the grant. Additional footnote disclosures will be required. The Company is evaluating the impact of this pronouncement.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain information in this Form 10-Q, as well as in other public filings, the company website, press releases and oral statements made by our representatives, is forward-looking information based on current expectations and plans that involve risks and uncertainties. Forward-looking information includes statements concerning pharmacy sales trends, prescription margins, number and location of new store openings, the level of capital expenditures, demographic trends, as well as those that include or are preceded by the words "expects," "estimates," "believes," "plans," "anticipates" or similar language. For such statements, we claim the protection of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

The following factors, in addition to those discussed elsewhere in this Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended August 31, 2004, could cause results to differ materially from management expectations as projected in such forward-looking statements: the impact of events related to any terrorist actions, changes in economic conditions generally or in the markets served by the company; consumer preferences and spending patterns; competition from other drugstore chains, supermarkets, on-line retailers, other retailers, mail order companies and pharmacies; the introduction of new brand and generic prescription drugs; changes in state or federal legislation or regulations; the efforts of third party payers to reduce pharmacy reimbursement rates; the success of planned advertising and merchandising strategies; the availability and cost of real estate and construction; changes in accounting policies and practices; the company's ability to hire and retain pharmacists and other store and management personnel; the company's relationships with its suppliers; the company's ability to successfully implement new computer systems and technology; and adverse determinations with respect to litigation or other claims. Unless otherwise required by applicable securities laws, the company assumes no obligation to update its forward-looking statements to reflect subsequent events or circumstances.

Item 3. Qualitative and Quantitative Disclosure about Market Risk
Management does not believe that there is any material market risk exposure with respect to derivative or other financial instruments that would require disclosure under this item.

Item 4. Controls and Procedures

Based on their evaluation as of November 30, 2004 pursuant to Exchange Act Rule 13a-15(b), the company's management, including its Chief Executive Officer and Chief Financial Officer, believe the company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) are effective.

In connection with the evaluation pursuant to Exchange Act Rule 13a-15(d) of the company's internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) by the company's management, including its Chief Executive Officer and Chief Financial Officer, no changes during the quarter ended November 30, 2004 were identified that have materially affected, or are reasonably likely to materially affect, the company's internal control over financial reporting.

PART II. OTHER INFORMATION
Item 2. Change in Securities, Use of Proceeds and Issuer Purchases of Equity Securities
(c)

The following table provides information about purchases by the company during the quarter ended November 30, 2004 of equity securities that are registered by the company pursuant to Section 12 of the Exchange Act:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
09/01/2004 - 09/30/2004	-	$ -	-	-
10/01/2004 -10/31/2004	1,965,000	36.11	1,465,000	$925,127,658
11/01/2004 -11/30/2004	1,250,000	38.68	350,000	$911,681,810
Total	3,215,000	$37.11	1,815,000

(1)

The company repurchased an aggregate of 1,400,000 shares of its common stock in open-market transactions to satisfy the requirements of the company's employee stock purchase and option plans, as well as the company's Nonemployee Director Stock Plan.

(2)

On July 14, 2004, the Board of Directors approved a stock repurchase program, pursuant to which up to $1 billion of the company's common stock may be repurchased. This program was announced in the company's report on Form 8-K, which was filed on July 15, 2004. The total remaining authorization under the repurchase programs was $911,681,810 as of November 30, 2004. The expiration date of the repurchase program is July 13, 2008.

Item 6. Exhibits
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

WALGREEN CO.
(Registrant)

Dated January 6, 2005	/s/ William M. Rudolphsen
William M. Rudolphsen
Senior Vice President and
Chief Financial Officer

Dated January 6, 2005	/s/ Mia M. Scholz
Mia M. Scholz
Controller
(Chief Accounting Officer)