Form 10-K/A
period 2004-08-31
WALGREEN CO
filed 2005-04-08
CIK 104207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K/A
(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's proxy statement for its 2004 annual meeting of shareholders held on January 12, 2005, are incorporated by reference into part III of Form 10-K/A.

EXPLANATORY NOTE

The purpose of this amendment on Form 10-K/A to the Annual Report on Form 10-K of Walgreen Co. for the fiscal year ended August 31, 2004 is to restate our consolidated financial statements for fiscal years 2004, 2003 and 2002 and related disclosures, as described in the Restatement Note on pages 29-30 of the consolidated financial statements, and the selected financial data included herein as of and for the fiscal years, 2004, 2003, 2002, 2001, 2000, 1999, 1998, 1997, 1996, 1995 and 1994. Additional information about the decision to restate these financial statements can be found in our Current Report on Form 8-K filed with the Securities and Exchange Commission on March 21, 2005.

No attempt has been made in this Form 10-K/A to modify or update other disclosures presented in the original report on Form 10-K, except as required to reflect the effects of the restatement and a reclassification of auction rate securities. The Form 10-K/A does not reflect events occurring after the filing of the Form 10-K or modify or update those disclosures, including the exhibits to the Form 10-K affected by subsequent events. Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-K on November 12, 2004. Accordingly, this Form 10-K/A should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the original Form 10-K, including any amendments to those filings. The following items have been amended as a result of the restatement:

  Part II - Item 6 - Selected Financial Data
  Part II - Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations
  Part II - Item 8 - Financial Statements and Supplementary Data
  Part II - Item 9A - Controls and Procedures
  Part IV - Item 15 - Exhibits and Financial Statement Schedules

DESCRIPTION OF RESTATEMENT

Historically, when accounting for leases, we recorded rent expense on a straight-line basis over the firm term of the lease, with the term commencing when actual rent payments began. Depreciation of buildings on leased land occurred over a period that may have included both the firm term of the lease as well as certain option periods.

We have revised our accounting such that the commencement date of all lease terms is the earlier of the date we become legally obligated to make rent payments or the date we have the right to control the property. Additionally, we recognize rent expense on a straight-line basis over a time period that equals or exceeds the time period used for depreciation of buildings on leased land.

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

(v) Seasonal variations in business.

The non-pharmacy business is seasonal in nature, with Christmas generating a higher proportion of sales and earnings than other periods. See the note "Summary of Quarterly Results (Unaudited)" on page 36 of this Form 10-K/A.

(vi) Working capital practices.

The company generally finances its inventory and expansion needs with internally generated funds. See the note "Short-Term Borrowings" on page 31 and "Management's Discussion and Analysis of Financial Condition" on pages 16 through 21 of this Form 10-K/A. Short-term borrowings are not expected in fiscal 2005.

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

(e) Available information

The company maintains a company website at http://www.walgreens.com/investor.walgreens.com. The company makes copies of its Annual Reports on Form 10-K, quarterly reports on Form 10-Q, Current Reports on Form 8-K and any amendment to those reports filed with or furnished to the SEC available to investors on or through its website free of charge as soon as reasonably practicable after the company electronically files them with or furnishes them to the SEC. The contents of the company's website are not, however, a part of this report. In addition, charters of all committees of the company's Board of Directors, as well as the company's Corporate Governance Guidelines and Ethics Policy Statement, are available on the company's website at investor.walgreens.com or, upon written request, in printed hardcopy form. Written requests should be sent to Walgreen Co., c/o Corporate Secretary, 200 Wilmot Road, Deerfield, Illinois 60015. Waivers, if any, of the company's Ethics Policy Statement for directors and executive officers would be promptly disclosed to shareholders.

The company has also adopted a Code of Ethics for Financial Executives. This Code applies to and has been signed by the Chief Executive Officer, the Chief Financial Officer and the Controller. The full text of the Code of Ethics for Financial Executives is available at the company's website,http://www.walgreens.com/investor.walgreens.com. Changes to or waivers, if any, of the company's Code of Ethics for Financial Executives would be promptly disclosed on the company's website.

Cautionary Note Regarding Forward Looking Statement

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

Item 2. Properties

The number and location of the company's drugstores appear in the table below. Most of the company's drugstores are leased. The leases are for various terms and periods. See the caption, "Leases" on pages 30 and 31 of this Form 10-K/A. The company owns approximately 17% of the retail stores open at August 31, 2004. The company has an aggressive expansion program of adding new stores and remodeling and relocating existing stores. Net retail selling space was increased from 46.7 million square feet at August 31, 2003, to 50.9 million square feet at August 31, 2004. Approximately 52.2% of company stores have been opened or remodeled during the past five years.

WALGREENS NATIONWIDE

STATE	2004	2003	STATE	2004	2003
Alabama	39	30	New Hampshire	10	10
Arizona	209	202	New Jersey	75	68
Arkansas	25	22	New Mexico	49	45
California	381	356	New York	64	59
Colorado	88	84	North Carolina	53	36
Connecticut	46	41	North Dakota	1	1
Florida	630	606	Ohio	157	137
Georgia	83	71	Oklahoma	64	56
Idaho	16	12	Oregon	36	30
Illinois	471	450	Pennsylvania	34	28
Indiana	143	136	Rhode Island	15	15
Iowa	52	51	South Carolina	31	22
Kansas	44	41	South Dakota	5	5
Kentucky	54	48	Tennessee	164	157
Louisiana	91	86	Texas	471	430
Maryland	16	13	Utah	15	11
Massachusetts	99	94	Vermont	1	1
Michigan	143	132	Virginia	47	41
Minnesota	91	82	Washington	88	67
Mississippi	33	24	Wisconsin	157	148
Missouri	133	128	Wyoming	4	2
Nebraska	42	42	Puerto Rico	61	59
Nevada	51	48
			Total	4,582	4,227

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

Item 3. Legal Proceedings

See the caption "Contingencies" on page 32 of this Form 10-K/A.

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

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and
Issuer Purchases of Equity Securities

The company's common stock is traded on the New York Stock Exchange, Chicago Stock Exchange and Nasdaq National Market under the symbol WAG. As of October 31, 2004 there were 104,128 recordholders of company common stock according to the records maintained by the company's transfer agent.

The range of the sales prices of the company's common stock by quarters during the two years ended August 31, 2004, are incorporated herein by reference to the note "Common Stock Prices" on page 36 of this Form 10-K/A.

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

Item 6. Selected Financial Data

Eleven-Year Summary of Selected Consolidated Financial Data Walgreen Co. and Subsidiaries (Dollars in Millions, except per share data) (Restated - See Restatement Note on Pages 29-30)
Fiscal Year	2004	2003	2002	2001
Net Sales	$37,508.2	$32,505.4	$28,681.1	$24,623.0
Costs and Deductions
Cost of sales	27,310.4	23,706.2	21,076.1	18,048.9
Selling, occupancy and administration	8,071.7	6,967.9	5,998.7	5,193.1
Other income (1)	33.6	40.4	13.1	24.4
Total Costs and Deductions	35,348.5	30,633.7	27,061.7	23,217.6
Earnings
Earnings before income tax provision and cumulative effect of accounting changes	2,159.7	1,871.7	1,619.4	1,405.4
Income tax provision	809.9	706.6	611.3	530.6
Earnings before cumulative effect of accounting changes	1,349.8	1,165.1	1,008.1	874.8
Cumulative effect of accounting changes (2)	-	-	-	-
Net Earnings	$ 1,349.8	$ 1,165.1	$ 1,008.1	$ 874.8
Per Common Share (3)
Net earnings (2)
Basic	$ 1.32	$ 1.14	$ .99	$ .86
Diluted	1.31	1.13	.98	.85
Dividends declared	.18	.16	.15	.14
Book value	7.95	6.94	6.01	5.05
Non-Current Liabilities
Long-term debt	$ 12.4	$ 9.4	$ 11.2	$ 20.8
Deferred income taxes	274.1	180.7	135.6	102.9
Other non-current liabilities	838.0	677.5	613.9	547.5
Assets and Equity
Total assets (4)	$13,342.1	$11,656.8	$10,117.2	$ 9,042.3
Shareholders' equity	8,139.7	7,117.8	6,162.9	5,151.0
Return on average shareholders' equity	17.7%	17.5%	17.8%	18.7%
Drugstore Units
Year-end: Units (5)	4,582	4,227	3,883	3,520

Eleven-Year Summary of Selected Consolidated Financial Data Walgreen Co. and Subsidiaries (Dollars in Millions, except per share data) (Restated - See Restatement Note on Pages 29-30)
2000	1999	1998	1997	1996	1995	1994
$21,206.9	$17,838.8	$15,306.6	$13,363.0	$11,778.4	$10,395.1	$9,235.0

15,465.9	12,978.6	11,139.4	9,681.8	8,514.9	7,482.3	6,614.4
4,534.7	3,859.6	3,341.6	2,979.6	2,666.1	2,398.7	2,169.3
39.2	11.9	41.9	3.9	2.9	3.6	2.7
19,961.4	16,826.3	14,439.1	12,657.5	11,178.1	9,877.4	8,781.0

1,245.5	1,012.5	867.5	705.5	600.3	517.7	454.0
479.5	397.4	336.2	273.4	232.6	200.6	174.8
766.0	615.1	531.3	432.1	367.7	317.1	279.2
-	-	(26.4)	-	-	-	-
$ 766.0	$ 615.1	$ 504.9	$ 432.1	$ 367.7	$ 317.1	$ 279.2

$ .76	$ .61	$ .50	$ .43	$ .38	$ .33	$ .29
.75	.61	.50	.43	.37	.32	.29
.14	.13	.13	.12	.11	.11	.09
4.14	3.44	2.83	2.38	2.06	1.81	1.59

$ 18.2	$ 18.0	$ 13.6	$ 3.3	$ 3.4	$ 2.4	$ 1.8
74.0	54.1	74.2	101.6	136.7	136.4	134.1
519.2	461.0	410.3	310.0	283.6	254.7	224.9

$ 7,103.7	$ 5,906.7	$ 4,901.6	$ 4,207.1	$ 3,633.6	$ 3,252.6	$2,872.8
4,188.6	3,449.8	2,823.4	2,353.7	2,027.9	1,781.4	1,566.1

20.1%	19.6%	19.5%	19.7%	19.3%	18.9%	19.0%

3,165	2,821	2,549	2,358	2,193	2,085	1,968

(1) Fiscal 2004, 2003, 2002, 2001 and 2000 include pre-tax income of $16.3 million ($.010 per share), $29.6 million ($.018 per share), $6.2 million ($.004 per share), $22.1 million ($.013 per share) and $33.5 million ($.021 per share), respectively, from the receipts of the company's portion of litigation settlements. Fiscal 1998 includes a pre-tax gain of $37.4 million ($.023 per share) from the sale of the company's long-term care pharmacy business.

(2) Fiscal 1998 includes an after-tax $26.4 million ($.03 per share) charge from the cumulative effect of accounting change for system development costs.

(3) Per share data have been adjusted for two-for-one stock splits in 1999, 1997 and 1995.

(4) Certain amounts for fiscal 2003, 2002 and 2001 have been reclassified to be consistent with the fiscal 2004 presentation.

(5) Units include mail service facilities.

Item 7. Management's Discussion and Analysis of Financial Condition and Results
of Operations

Introduction

Walgreens is engaged in the retail sale of prescription and nonprescription drugs and general merchandise. General merchandise includes, among other things, cosmetics, toiletries, household items, food, beverages, and photofinishing. Customers can have prescriptions filled at the drugstore counter, as well as through the mail, by telephone, and on the Internet. The total number of drugstores (including three mail service facilities) at August 31, 2004, was 4,582 located in 44 states and Puerto Rico.

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

Restatement and Reclassification of Financial Statements

As disclosed in our March 21, 2005 Form 8-K, we recorded a non-cash correction of lease accounting errors. These adjustments conform the accounting for leases to accounting principles generally accepted in the United States of America as described in a recent letter issued by the Chief Accountant of the Securities and Exchange Commission. Although we do not believe that these errors resulted in a material misstatement of the consolidated financial statements for any annual or interim period previously reported, the effect of correcting the cumulative impact of the errors in the current quarter would have had a material effect on the current quarter and fiscal year results.

Historically, when accounting for leases, we recorded rent expense on a straight-line basis over the firm term of the lease, with the term commencing when actual rent payments began. Depreciation of buildings on leased land occurred over a period that may have included both the firm term of the lease as well as certain option periods.

We have revised our accounting such that the commencement date of all lease terms is the earlier of the date we become legally obligated to make rent payments or the date we have the right to control the property. Additionally, we recognize rent expense on a straight-line basis over a time period that equals or exceeds the time period used for depreciation of buildings on leased land.

As a result, we have restated our consolidated statements of earnings and balance sheets for the periods presented. Refer to Restatement Note on pages 29 and 30. The following discussion of Results of Operations and Liquidity and Capital Resources reflect those restatements.

Additionally, auction rate securities of $1,251.5 million which were previously classified as cash and cash equivalents at August 31, 2004 have been reclassified as short term investments available for sale. The cash flows related to these investments are now disclosed as investing activities in the company's Consolidated Statements of Cash Flows.

Operating Statistics

	Percentage Increases
Fiscal Year	2004	2003	2002
Net Sales	15.4	13.3	16.5
Net Earnings	15.9	15.6	15.2
Comparable Drugstore Sales	10.9	8.6	10.5
Prescription Sales	17.8	17.4	21.2
Comparable Drugstore Prescription Sales	14.0	13.2	16.3
Front-End Sales	11.7	7.5	10.1
Comparable Front-End Sales	6.1	2.0	3.0

	Percent to Sales
Fiscal Year	2004	2003	2002
Gross Margin	27.2	27.1	26.5
Selling, Occupancy & Administration Expenses	21.5	21.4	20.9

	Other Statistics
Fiscal Year	2004	2003	2002
Prescription Sales as a % of Net Sales	63.2	62.0	59.8
Third Party Sales as a % of Drugstore Prescription Sales	91.7	90.6	89.8
Total Number of Stores	4,582	4,227	3,883

Results of Operations

Fiscal 2004 was the 30th consecutive year of record sales and earnings. Net earnings were $1.350 billion, or $1.31 per share (diluted), an increase of 15.9% from last year's earnings of $1.165 billion, or $1.13 per share (diluted). Net earnings increases resulted from improved sales and gross profit ratios partially offset by higher expense ratios. Included in this year's results was a $16.3 million pre-tax gain ($.010 per share) from the receipt of litigation settlements. Last year's results included $29.6 million ($.018 per share) of comparable receipts. Excluding these gains, fiscal year earnings rose 16.8%.

Net sales increased by 15.4% to $37.5 billion in fiscal 2004 compared to increases of 13.3% in 2003 and 16.5% in 2002. Drugstore sales increases resulted from sales gains in existing stores and added sales from new stores, each of which include an indeterminate amount of market-driven price changes. Sales in comparable drugstore (those open at least one year) were up 10.9% in 2004, 8.6% in 2003 and 10.5% in 2002. The company operated 4,582 drugstores as of August 31, 2004, compared to 4,227 as of August 31, 2003 and 3,883 at August 31, 2002.

Prescription sales increased 17.8% in 2004, 17.4% in 2003 and 21.2% in 2002. Comparable drugstore prescription sales were up 14.0% in 2004, 13.2% in 2003 and 16.3% in 2002. Prescription sales were 63.2% of total sales for fiscal 2004 compared to 62.0% in 2003 and 59.8% in 2002. The effect of generic drugs, which have a lower retail price, replacing brand name drugs reduced prescription sales by 1.2% for fiscal 2004, 2.1% for 2003 and 1.5% for 2002. The shift of Prilosec in September 2003 to over-the-counter status and its related effect on Omeprazole (generic Prilosec) also reduced prescription sales. Similarly, the shift of Claritin in December 2002 from prescription to over-the-counter status reduced prescription sales. Third party sales, where reimbursement is received from managed care organizations as well as government and private insurance, were 91.7% of pharmacy sales in 2004, 90.6% in 2003 and 89.8% in 2002.

Non-prescription (front-end) sales increased 11.7% in 2004, 7.5% in 2003 and 10.1% in 2002, primarily driven by improved customer counts. Front-end sales were 36.5% of total sales in fiscal 2004, 37.8% in 2003 and 39.8% in 2002.

Gross margins as a percent of total sales were 27.2% in 2004, 27.1% in 2003 and 26.5% in 2002. Both prescription and front-end margins increased in fiscal 2004. Prescription margins increased primarily because of higher generic drug utilization. Partially offsetting these increases was the shift in sales mix toward prescriptions, which carry a lower margin than front-end merchandise. In addition, third party sales, which typically have lower profit margins than cash prescriptions, continue to become a larger portion of prescription sales. Non-prescription margins increased due to our sales mix moving to higher margin categories, especially digital film processing. Contributing to the fiscal 2003 increase was the shift in vendor allowances from advertising to cost of sales. As of January 2003, we adopted Emerging Issues Task Force (EITF) Issue No. 02-16, "Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor." The impact of EITF Issue No. 02-16 in fiscal 2003 resulted in an increase to advertising costs of $75.0 million (.23% of total sales), a reduction to cost of sales of $56.2 million (.17% of total sales), and a reduction to pre-tax earnings and inventory of $18.8 million.

We use the last-in, first-out (LIFO) method of inventory valuation. The LIFO provision is dependent upon inventory levels, inflation rates and merchandise mix. The effective LIFO inflation rates were .14% in 2004, .84% in 2003 and 1.42% in 2002, which resulted in charges to cost of sales of $6.7 million in 2004, $36.2 million in 2003 and $55.9 million in 2002. Inflation on prescription inventory was .7% in 2004, 3.8% in 2003 and 4.3% in 2002. In all three fiscal years, we experienced some deflation in non-prescription inventories.

Selling, occupancy and administration expenses were 21.5% of sales in fiscal 2004, 21.4% in fiscal 2003 and 20.9% in fiscal 2002. The increase in fiscal 2004, as a percent to sales, was caused by higher advertising costs as well as costs associated with our ongoing conversion from analog to digital photo labs. Lower sales as a result of new generic drugs also increased expense ratios in 2004 and 2003. In addition, fiscal 2003 was affected by the shift in vendor allowances from advertising to cost of sales, as well as higher store salaries and occupancy as a percent to sales.

Interest income increased in 2004 principally due to higher investment levels. Average net investment levels were approximately $1.281 billion in 2004, $631 million in 2003 and $162 million in 2002.

The effective income tax rate was 37.5% for fiscal 2004 and 37.75% for both 2003 and 2002.

Critical Accounting Policies

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and include amounts based on management's prudent judgments and estimates. Actual results may differ from these estimates. Management believes that any reasonable deviation from these judgments and estimates would not have a material impact on the consolidated financial position or results of operations. To the extent that the estimates used differ from actual results, however, adjustments to the statement of earnings and corresponding balance sheet accounts would be necessary. These adjustments would be made in future statements. Some of the more significant estimates include liability for closed locations, liability for insurance claims, vendor allowances, allowance for doubtful accounts and cost of sales. We use the following techniques to determine estimates:
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

Liquidity and Capital Resources

Cash and cash equivalents were $444.0 million at August 31, 2004, compared to $1.268 billion at August 31, 2003. Short-term investment objectives are to minimize risk, maintain liquidity and maximize after-tax yields. To attain these objectives, investment limits are placed on the amount, type and issuer of securities. Investments are principally in top-tier money market funds and commercial paper.

Net cash provided by operating activities was $1.644 billion in fiscal 2004 and $1.503 billion in fiscal 2003. The increase was due primarily to higher earnings, partially offset by higher accounts receivables that were affected by the timing of payment cycles. Our profitability is the principal source of funds for expansion and remodeling programs, dividends to shareholders, the stock repurchase program and various technological improvements.

Net cash used for investing activities was $2.166 billion versus $700.8 million last year. Investments in auction rate securities net of redemptions used $1.244 billion over last year for the twelve month period. We actively invest in municipal bonds and student obligations and purchase these securities at par. While the underlying security is issued as a long term investment, they typically can be purchased and sold every 7, 28 and 35 days. The trading of auction rate securities takes place through a dutch auction with an interest rate reset at the beginning of each holding period. At the end of each holding period the interest is paid to the investor. Additions to property and equipment were $939.5 million compared to $795.1 million last year. There were 446 new or relocated stores, including seven home medical centers, three home infusion centers and two clinical pharmacies opened during the year. This compared to 439 last year, which included nine home medical centers and two clinical pharmacies. New stores are owned or leased. There were 46 owned locations opened during the year and 63 under construction at August 31, 2004, versus 54 owned and 43 under construction as of August 31, 2003. During the year, a new distribution center opened in Moreno Valley, California. Last year, a distribution center was opened in Perrysburg, Ohio.

Capital expenditures for fiscal 2005 are expected to be approximately $1.5 billion. Stores are expected to be 47% of this total, distribution 15%, store technology 26% and other projects 12%. We expect to open about 450 new stores in fiscal 2005, with a net increase of approximately 365 stores, and anticipate having a total of 7,000 drugstores by the year 2010. We are continuing to relocate stores to more convenient and profitable freestanding locations. In addition to new stores, expenditures are planned for technology and distribution centers. A new distribution center is planned for South Carolina with an anticipated opening date in 2007.

Net cash used for financing activities was $302.1 million compared to $222.1 million last year. On July 14, 2004, the Board of Directors announced a stock repurchase program of up to $1 billion, which we plan to execute over the next four years. During fiscal 2004 we purchased $21.9 million of company shares related to the stock repurchase program. An additional $277.3 million of shares were purchased to support the long-term needs of the employee stock plans, which compares to similar purchases of $149.2 million last year. This year we had proceeds related to employee stock plans of $145.1 million versus $82.0 million last year. There were no new borrowings or outstanding borrowings during either period. At August 31, 2004, we had a syndicated bank line of credit facility of $200 million to support our short-term commercial paper program.

Contractual Obligations and Commitments

The following table lists our contractual obligations and commitments at August 31, 2004 (In Millions):
	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	Over 5 Years
Operating leases*	$21,692.7	$1,279.8	$2,606.1	$2,425.3	$15,381.5
Purchase obligations:
Open inventory purchase orders*	770.0	770.0	-	-	-
Real estate development*	378.4	378.4	-	-	-
Other corporate obligations*	84.4	44.6	39.8	-	-
Insurance	353.3	130.2	119.0	68.7	35.4
Retiree health & life	204.5	7.1	14.6	19.2	163.6
Closed location obligations	77.6	19.4	28.1	16.8	13.3
Long-term debt	14.7	2.3	9.7	0.6	2.1
Capital lease obligations	36.0	2.0	2.0	2.0	30.0
Other long-term liabilities reflected on the balance sheet	160.6	12.3	11.4	17.7	119.2
Total	$23,772.2	$2,646.1	$2,830.7	$2,550.3	$15,745.1

* Not on balance sheet.

Off-Balance Sheet Arrangements

Letters of credit are issued to support purchase obligations and commitments (as reflected on the Contractual Obligations and Commitments table) as follows (In Millions):

Inventory obligations	$ 77.2
Real estate development	1.6
Insurance	156.2
Total	$235.0

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

Recent Accounting Pronouncements

In November 2003, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 03-10, "Application of EITF Issue No. 02-16, 'Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor,' by Resellers to Sales Incentives Offered to Consumers by Manufacturers," which will be effective in fiscal year 2005. We are already in conformity with this new pronouncement; therefore, the implementation will not impact the financial statements.

In December 2003, the Financial Accounting Standards Board (FASB) revised SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits-an Amendment of FASB Statements No. 87, 88, and 106," to include additional disclosures. The interim disclosure requirements were presented in our fiscal year 2004 third quarter statements. The annual disclosure requirements are reflected in our fiscal 2004 annual financial statements. (See Note "Retirement Benefits" in the Notes to Consolidated Financial Statements.)

In May 2004, the FASB issued FSP FAS 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvements and Modernization Act of 2003." This statement requires the company to disclose the effects of the Act and to assess the impact of the subsidy on the accumulated postretirement benefit obligation and net periodic postretirement benefit cost in the first interim or annual period beginning after June 15, 2004. The effective date for the company is the quarter ending November 30, 2004. We are currently evaluating the impact of the Act on our postretirement benefit plan.

Cautionary Note Regarding Forward-Looking Statements

Certain statements and projections of future results made in this report constitute forward-looking information that is based on current market, competitive and regulatory expectations that involve risks and uncertainties. Those risks and uncertainties include changes in economic conditions generally or in the markets served by the company; consumer preferences and spending patterns; changes in or the introduction of new state or federal legislation or regulations; the availability and cost of real estate and construction; competition; and risks associated with new business endeavors. Please see page 6 of this Form 10-K/A for a discussion of certain other important factors as they relate to forward-looking statements. Actual results could differ materially.

Item 7A. Qualitative and Quantitative Disclosures about Market Risk

Management does not believe that there is any material market risk exposure with respect to derivative or other financial instruments that would require disclosure under this item.

Item 8. Financial Statements and Supplementary Data

Consolidated Statements of Earnings and Shareholders' Equity
Walgreen Co. and Subsidiaries
For the Years Ended August 31, 2004, 2003 and 2002
(Dollars in Millions, except per share data)
(Restated - See Restatement Note on Pages 29-30)

Earnings	2004	2003	2002
Net Sales	$37,508.2	$32,505.4	$28,681.1
Costs and Deductions
Cost of sales	27,310.4	23,706.2	21,076.1
Selling, occupancy and administration	8,071.7	6,967.9	5,998.7
	35,382.1	30,674.1	27,074.8
Other Income
Interest income	17.3	10.8	6.9
Other income	16.3	29.6	6.2
	33.6	40.4	13.1
Earnings
Earnings before income tax provision	2,159.7	1,871.7	1,619.4
Income tax provision	809.9	706.6	611.3
Net Earnings	$ 1,349.8	$ 1,165.1	$ 1,008.1
Net Earnings per Common Share
Basic	$ 1.32	$ 1.14	$ .99
Diluted	1.31	1.13	.98
Average shares outstanding	1,024,512,865	1,024,908,276	1,022,554,460
Dilutive effect of stock options	7,285,553	6,672,051	9,716,486
Average shares outstanding assuming dilution	1,031,798,418	1,031,580,327	1,032,270,946
	Common Stock	Common Stock	Paid-in	Retained	Common Stock in
Shareholders' Equity	Shares	Amount	Capital	Earnings	Treasury
Balance, August 31, 2001 (as restated)	1,019,425,052	$79.6	$596.7	$4,474.7	$ -
Net earnings (as restated)	-	-	-	1,008.1	-
Cash dividends declared ($.145 per share)	-	-	-	(148.4)	-
Employee stock purchase and option plans	5,483,224.5		151.7	-	-
Balance, August 31, 2002 (as restated)	1,024,908,276	80.1	748.4	5,334.4	-
Net earnings (as restated)	-	-	-	1,165.1	-
Cash dividends declared ($.155625 per share)	-	-	-	(159.6)	-
Employee stock purchase and option plans	-	-	(50.6)	-	-
Balance, August 31, 2003 (as restated)	1,024,908,276	80.1	697.8	6,339.9	-
Net earnings (as restated)	-	-	-	1,349.8	-
Cash dividends declared ($.181875 per share)	-	-	-	(186.4)	-
Treasury stock purchases	(8,518,500)	-	-	-	(299.2)
Employee stock purchase and option plans	6,902,961	-	(65.2)	-	222.9
Balance, August 31, 2004 (as restated)	1,023,292,737	$80.1	$632.6	$7,503.3	$ (76.3)

The accompanying Summary of Major Accounting Policies and the Notes to
Consolidated Financial Statements are integral parts of these statements.

Consolidated Balance Sheets Walgreen Co. and Subsidiaries At August 31, 2004 and 2003 (Dollars in Millions) (Restated - See Restatement Note on Pages 29-30)
Assets	2004	2003
Current Assets
Cash and cash equivalents	$ 444.0	$ 1,268.0
Short term investments - available for sale	1,251.5	-
Accounts receivable, net	1,169.1	1,017.8
Inventories	4,738.6	4,202.7
Other current assets	161.2	120.5
Total Current Assets	7,764.4	6,609.0
Non-Current Assets
Property and equipment, at cost, less accumulated depreciation and amortization	5,446.4	4,940.0
Other non-current assets	131.3	107.8
Total Assets	$13,342.1	$11,656.8

Liabilities and Shareholders' Equity
Current Liabilities
Trade accounts payable	$ 2,641.5	$ 2,407.8
Accrued expenses and other liabilities	1,370.5	1,157.8
Income taxes	65.9	105.8
Total Current Liabilities	4,077.9	3,671.4
Non-Current Liabilities
Deferred income taxes	274.1	180.7
Other non-current liabilities	850.4	686.9
Total Non-Current Liabilities	1,124.5	867.6
Shareholders' Equity
Preferred stock, $.0625 par value; authorized 32 million shares; none issued	-	-
Common stock, $.078125 par value; authorized 3.2 billion shares; issued 1,025,400,000 in 2004 and 1,024,908,276 in 2003	80.1	80.1
Paid-in capital	632.6	697.8
Retained earnings	7,503.3	6,339.9
Treasury stock at cost, 2,107,263 shares in 2004	(76.3)	-
Total Shareholders' Equity	8,139.7	7,117.8
Total Liabilities and Shareholders' Equity	$13,342.1	$11,656.8

The accompanying Summary of Major Accounting Policies and the Notes to
Consolidated Financial Statements are integral parts of these statements.

Consolidated Statements of Cash Flows Walgreen Co. and Subsidiaries For the Years Ended August 31, 2004, 2003 and 2002 (In Millions) (Restated - See Restatement Note on Pages 29-30)
	2004	2003	2002
Cash Flows from Operating Activities
Net earnings	$1,349.8	$1,165.1	$ 1,008.1
Adjustments to reconcile net earnings to net cash provided by operating activities -
Depreciation and amortization	403.1	346.1	307.3
Deferred income taxes	66.0	52.5	16.1
Income tax savings from employee stock plans	50.3	24.4	56.8
Other	38.8	44.8	8.9
Changes in operating assets and liabilities -
Inventories	(536.0)	(557.5)	(162.8)
Trade accounts payable	233.7	294.7	253.8
Accounts receivable, net	(171.6)	(56.7)	(170.6)
Accrued expenses and other liabilities	207.6	136.0	140.7
Income taxes	(39.9)	4.9	14.3
Other	42.2	48.3	30.7
Net cash provided by operating activities	1,644.0	1,502.6	1,503.3
Cash Flows from Investing Activities
Purchases of short term investments - available for sale	(11,938.2)	(3,291.5)	(1,272.8)
Proceeds from sale of short term investments - avail for sale	10,695.4	3,292.9	1,273.2
Additions to property and equipment	(939.5)	(795.1)	(934.4)
Disposition of property and equipment	6.2	84.5	368.1
Net proceeds from corporate-owned life insurance	10.2	8.4	14.4
Net cash used for investing activities	(2,165.9)	(700.8)	(551.5)
Cash Flows from Financing Activities
Payments of short-term borrowings	-	-	(440.7)
Cash dividends paid	(176.9)	(152.4)	(147.0)
Stock purchases	(299.2)	(149.2)	(25.4)
Proceeds from employee stock plans	145.1	82.0	136.5
Other	28.9	(2.5)	(12.3)
Net cash used for financing activities	(302.1)	(222.1)	(488.9)
Changes in Cash and Cash Equivalents
Net increase (decrease) in cash and cash equivalents	(824.0)	579.7	462.9
Cash and cash equivalents at beginning of year	1,268.0	688.3	225.4
Cash and cash equivalents at end of year	$ 444.0	$1,268.0	$ 688.3

The accompanying Summary of Major Accounting Policies and the Notes to
Consolidated Financial Statements are integral parts of these statements.

Summary of Major Accounting Policies

Description of Business

The company is principally in the retail drugstore business and its operations are within one reportable segment. Stores are located in 44 states and Puerto Rico. At August 31, 2004, there were 4,579 retail drugstores and three mail service facilities. Prescription sales were 63.2% of total sales for fiscal 2004 compared to 62.0% in 2003 and 59.8% in 2002.

Basis of Presentation

The consolidated statements include the accounts of the company and its subsidiaries. All significant intercompany transactions have been eliminated. Certain amounts in the 2003, 2002 and 2001 consolidated financial statements have been reclassified to be consistent with the 2004 presentation. The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and include amounts based on management's prudent judgments and estimates. While actual results may differ from these estimates, management does not expect the differences, if any, to have a material effect on the consolidated financial statements.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and all highly liquid investments with an original maturity of three months or less. The company's cash management policy provides for controlled disbursement. As a result, the company maintains overdraft positions at certain banks. Such overdrafts, which were $226.7 million as of August 31, 2004, and $330.8 million as of August 31, 2003, are included in "trade accounts payable" in the accompanying consolidated balance sheets.

Short Term Investments - Available for Sale

The company's short term investments - available for sale are principally auction rate securities. The company invests in municipal bonds and student obligations and purchases these securities at par. The underlying security is issued as a long term investment. However, auction rate securities are classified as short term investments because they typically can be purchased and sold every 7, 28 and 35 days. The trading of auction rate securities takes place through a dutch auction with an interest rate reset at the beginning of each holding period. At the end of each holding period the interest is paid to the investor.

Financial Instruments

The company had approximately $77.2 million and $60.7 million of outstanding letters of credit at August 31, 2004 and 2003, respectively, which guaranteed foreign trade purchases. Additional outstanding letters of credit of $156.2 million and $84.5 million at August 31, 2004 and 2003, respectively, guaranteed payments of casualty claims. The casualty claim letters of credit are annually renewable and will remain in place until the casualty claims are paid in full. Letters of credit were also outstanding at August 31, 2004 and 2003 in the amount of $1.6 million to guarantee performance of construction contracts. The company pays a nominal facility fee to the financing bank to keep these letters of credit active. The company also had purchase commitments of approximately $378.4 million and $245.7 million at August 31, 2004 and 2003, respectively, related to the purchase of store locations and distribution centers. There were no investments in derivative financial instruments during fiscal 2004 and 2003.

Inventories

Inventories are valued on a lower of last-in, first-out (LIFO) cost or market basis. At August 31, 2004 and 2003, inventories would have been greater by $736.4 million and $729.7 million, respectively, if they had been valued on a lower of first-in, first-out (FIFO) cost or market basis. Included in inventory are product cost and inbound freight. Cost of sales is primarily derived based upon point-of-sale scanning information with an estimate for shrinkage and adjusted based on periodic inventories.

Vendor Allowances

Vendor allowances are principally received as a result of purchase levels, sales or promotion of vendors' products. Allowances are generally recorded as a reduction of inventory and are recognized as a reduction of cost of sales when the related merchandise is sold. Those allowances received for promoting vendors' products are offset against advertising expense and result in a reduction of selling, occupancy and administration expenses to the extent of advertising costs incurred, with the excess treated as a reduction of inventory costs. Prior to the adoption of EITF Issue No. 02-16, "Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor," in January 2003, the entire advertising allowance received was credited to advertising expense and resulted in a reduction of selling, occupancy and administration expense.

Property and Equipment

Depreciation is provided on a straight-line basis over the estimated useful lives of owned assets. Leasehold improvements and leased properties under capital leases are amortized over the estimated physical life of the property or over the term of the lease, whichever is shorter. Estimated useful lives range from 12 1/2 to 39 years for land improvements, buildings and building improvements and 5 to 12 1/2 years for equipment. Major repairs, which extend the useful life of an asset, are capitalized in the property and equipment accounts. Routine maintenance and repairs are charged against earnings. The composite method of depreciation is used for equipment; therefore, gains and losses on retirement or other disposition of such assets are included in earnings only when an operating location is closed, completely remodeled or impaired. Fully depreciated property and equipment are removed from the cost and related accumulated depreciation and amortization accounts.

Property and equipment consists of (In Millions):
	2004	2003
Land and land improvements
Owned stores	$1,215.6	$1,129.4
Distribution centers	80.1	60.8
Other locations	40.8	29.5
Buildings and building improvements
Owned stores	1,322.4	1,226.0
Leased stores (leasehold improvements only)	478.4	440.5
Distribution centers	415.6	429.6
Other locations	162.8	112.6
Equipment
Stores	2,438.1	2,065.1
Distribution centers	623.9	582.8
Other locations	150.0	171.4
Capitalized system development costs	123.0	101.5
Capital lease properties	43.6	13.1
	7,094.3	6,362.3
Less: accumulated depreciation and amortization	1,647.9	1,422.3
	$5,446.4	$4,940.0

The company capitalizes application stage development costs for significant internally developed software projects, including "SIMS Plus," a strategic inventory management system, "Basic Department Management," a marketing system, and "PARS," an accounts receivable system. These costs are amortized over a five-year period. Amortization of these costs was $19.0 million in 2004, $19.4 million in 2003 and $19.5 million in 2002. Unamortized costs as of August 31, 2004 and 2003, were $76.6 million and $74.2 million, respectively.

Revenue Recognition

For all sales other than third party pharmacy sales, the company recognizes revenue at the time of the sale. For third party sales, revenue is recognized at the time the prescription is filled, adjusted by an estimate for those that have not yet been claimed by customers at the end of the period. Customer returns are immaterial.

Impaired Assets and Liabilities for Store Closings

The company tests long-lived assets for impairment whenever events or circumstances indicate. Store locations that have been open at least five years are periodically reviewed for impairment indicators. Once identified, the amount of the impairment is computed by comparing the carrying value of the assets to the fair value, which is based on the discounted estimated future cash flows. Included in selling, occupancy and administration expense were impairment charges of $9.2 million in 2004, $19.5 million in 2003, and $8.4 million in 2002.

During the fourth quarter of fiscal 2002, the company implemented SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." Since implementation, the present value of expected future lease costs (net of estimated sublease rent) is expensed when the location is closed. Prior to this, the liability was recognized at the time management made the decision to relocate or close the store.

Insurance

The company obtains insurance coverage for catastrophic exposures as well as those risks required by law to be insured. It is the company's policy to retain a significant portion of certain losses related to worker's compensation, property losses, business interruptions relating from such losses and comprehensive general, pharmacist and vehicle liability. Provisions for these losses are recorded based upon the company's estimates for claims incurred. The provisions are estimated in part by considering historical claims experience, demographic factors and other actuarial assumptions.

Pre-Opening Expenses

Non-capital expenditures incurred prior to the opening of a new or remodeled store are expensed as incurred.

Advertising Costs

Advertising costs, which are reduced by the portion funded by vendors, are expensed as incurred. Net advertising expenses, which are included in selling, occupancy and administration expense, were $230.9 million in 2004, $174.0 million in 2003 and $64.5 million in 2002. In fiscal 2003 the company adopted EITF Issue No. 02-16, "Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor," which shifted a portion of vendor allowances from advertising expense to cost of sales. The fiscal 2003 impact resulted in an increase to advertising costs of $75.0 million (.23% of total sales), a reduction to cost of sales of $56.2 million (.17% of total sales), and a reduction to pre-tax earnings and inventory of $18.8 million.

Stock-Based Compensation Plans

As permitted under SFAS No. 123, the company applies Accounting Principles Board (APB) Opinion No. 25 and related interpretations in accounting for its plans. Under APB Opinion No. 25, compensation expense is recognized for stock option grants if the exercise price is below the fair value of the underlying stock at the measurement date.

The company complies with the disclosure provisions of SFAS No. 123, which require presentation of pro forma information applying the fair value based method of accounting. Had compensation costs been determined consistent with the fair value based method of SFAS No. 123 for options granted in fiscal 2004, 2003 and 2002, pro forma net earnings and net earnings per common share would have been as follows (In Millions, except per share data):

		2004	2003	2002
(Restated- See Restatement Note on Pages 29-30)
Net earnings		$1,349.8	$1,165.1	$1,008.1
Add:	Stock-based employee compensation expenses included in reported net income, net of related tax effects	.4	.7	6.9
Deduct:	Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(44.1)	(57.0)	(67.3)
Pro forma net income		$1,306.1	$1,108.8	$ 947.7
Earnings per share:
	Basic - as reported	$ 1.32	$ 1.14	$ .99
	Basic - pro forma	1.27	1.08	.93

	Diluted - as reported	1.31	1.13	.98
	Diluted - pro forma	1.27	1.07	.92

Income Taxes

The company provides for federal and state income taxes on items included in the Consolidated Statements of Earnings regardless of the period when such taxes are payable. Deferred taxes are recognized for temporary differences between financial and income tax reporting based on enacted tax laws and rates.

Earnings Per Share

In fiscal year 2004 and 2003, the diluted earnings per share calculation excluded certain stock options, because the options' exercise price was greater than the average market price of the common shares for the year. If they were included, anti-dilution would have resulted. At August 31, 2004 and August 31, 2003, outstanding options to purchase 2,902,996 and 10,716,109 common shares granted at a price ranging from $35.67 to $45.625 and $30.76 to $45.625 per share were excluded from the fiscal year 2004 and 2003 calculations, respectively.

Interest Expense

The company capitalized $1.1 million, $1.6 million and $8.5 million of interest expense as part of significant construction projects during fiscal 2004, 2003 and 2002, respectively. Interest paid, net of amounts capitalized, was $.2 million in 2004, $.2 million in 2003 and $.3 million in 2002.

Other Income

The company had pre-tax income of $16.3 million ($.010 per share) in fiscal 2004, $29.6 million ($.018 per share) in 2003 and $6.2 million ($.004 per share) in 2002 from the receipt of litigation settlements. Receipts in fiscal 2004 represent pharmaceutical manufacturer antitrust litigation settlements. Receipts in fiscal 2003 represent settlements from brand name drug litigation, pharmaceutical manufacturer antitrust litigation, and vitamin antitrust litigation. Receipts in 2002 were a result of a pharmacy class action against drug manufacturers.

Notes to Consolidated Financial Statements

Restatement and Reclassification of Financial Statements

The company has recorded a non-cash correction of lease accounting errors. These adjustments conform the accounting for leases to accounting principles generally accepted in the United States of America as described in a recent letter issued by the Chief Accountant of the Securities and Exchange Commission. Although the company does not believe that these errors resulted in a material misstatement of its consolidated financial statements for any annual or interim period previously reported, the effect of correcting the cumulative impact of the errors in the current quarter would have had a material effect on the current quarter and fiscal year results.

Historically, when accounting for leases, the company recorded rent expense on a straight-line basis over the firm term of the lease, with the term commencing when actual rent payments began. Depreciation of buildings on leased land occurred over a period that may have included both the firm term of the lease as well as certain option periods.

The company has revised its accounting such that the commencement date of all lease terms is the earlier of the date the company becomes legally obligated to make rent payments or the date the company has the right to control the property. Additionally, the company recognizes rent expense on a straight-line basis over a time period that equals or exceeds the time period used for depreciation of buildings on leased land.

The following is a summary of the effects of the corrections (In Millions, Except Per Share Data):
Consolidated Statement of Earnings
	For the Year Ended August 31, 2004
	As Reported	Adjustment	As Restated
Selling, Occupancy and Administration	$ 8,055.1	$ 16.6	$ 8,071.7
Earnings Before Income Tax Provision	2,176.3	(16.6)	2,159.7
Income Tax Provision	816.1	(6.2)	809.9
Net Earnings	1,360.2	(10.4)	1,349.8
Per Share-
Basic	$ 1.33	$ (.01)	$ 1.32
Diluted	1.32	(.01)	1.31
Consolidated Statement of Earnings
	For the Year Ended August 31, 2003
	As Reported	Adjustment	As Restated
Selling, Occupancy and Administration	$ 6,950.9	$ 17.0	$ 6,967.9
Earnings Before Income Tax Provision	1,888.7	(17.0)	1,871.7
Income Tax Provision	713.0	(6.4)	706.6
Net Earnings	1,175.7	(10.6)	1,165.1
Per Share-
Basic	$ 1.15	$ (.01)	$ 1.14
Diluted	1.14	(.01)	1.13
Consolidated Statement of Earnings
	For the Year Ended August 31, 2002
	As Reported	Adjustment	As Restated
Selling, Occupancy and Administration	$ 5,980.8	$ 17.9	$ 5,998.7
Earnings Before Income Tax Provision	1,637.3	(17.9)	1,619.4
Income Tax Provision	618.1	(6.8)	611.3
Net Earnings	1,019.2	(11.1)	1,008.1
Per Share-
Basic	$ 1.00	$ (.01)	$ .99
Diluted	.99	(.01)	.98

Consolidated Balance Sheet
	As of August 31, 2004
	As Reported	Adjustment	As Restated
Deferred Income Taxes	$ 327.6	$ (53.5)	$ 274.1
Other Non-Current Liabilities	708.6	141.8	850.4
Total Non-Current Liabilities	1,036.2	88.3	1,124.5
Retained Earnings	7,591.6	(88.3)	7,503.3
Total Shareholders' Equity	8,228.0	(88.3)	8,139.7
Consolidated Balance Sheet
	As of August 31, 2003
	As Reported	Adjustment	As Restated
Deferred Income Taxes	$ 228.0	$ (47.3)	$ 180.7
Other Non-Current Liabilities	561.7	125.2	686.9
Total Non-Current Liabilities	789.7	77.9	867.6
Retained Earnings	6,417.8	(77.9)	6,339.9
Total Shareholders' Equity	7,195.7	(77.9)	7,117.8

In addition to the effects shown above, retained earnings as of August 31, 2001 were adjusted by $56.2 million from $4,530.9 million, as previously reported, to $4,474.7 million, as restated.

Additionally, auction rate securities of $1,251.5 million which were previously classified as cash and cash equivalents at August 31, 2004 have been reclassified as short term investments available for sale. The cash flows related to these investments are now disclosed as investing activities in the company's Consolidated Statements of Cash Flows.

Leases

Although 17.1% of locations are owned, the remainder are leased premises. Initial terms are typically 20 to 25 years, followed by additional terms containing cancellation options at five-year intervals, and may include rent escalation clauses. The company has revised its accounting such that the commencement date of all lease terms is the earlier of the date the company becomes legally obligated to make rent payments or the date the company has the right to control the property. Additionally, the company recognizes rent expense on a straight-line basis over a time period that equals or exceeds the time period used for depreciation of buildings on leased land. In addition to minimum fixed rentals, most leases provide for contingent rentals based upon sales.

Minimum rental commitments at August 31, 2004, under all leases having an initial or remaining non-cancelable term of more than one year are shown below (In Millions):

2005	$1,309.3
2006	1,345.9
2007	1,309.0
2008	1,242.1
2009	1,215.0
Later	15,455.4
Total minimum lease payments	$21,876.7

The above minimum lease payments include minimum rental commitments related to capital leases of $68.0 million at August 31, 2004. This capital lease amount includes $32.0 million of executory costs and imputed interest. Total minimum lease payments have not been reduced by minimum sublease rentals of approximately $46.8 million on leases due in the future under non-cancelable subleases.

The company remains secondarily liable on 49 assigned leases. The maximum potential of undiscounted future payments is $11.9 million as of August 31, 2004. Lease option dates vary with some extending to 2013. Most of the assignments were a result of the sale of the "Wag's" restaurants in August 1988.

Rental expense was as follows (In Millions):
	2004	2003	2002
	(Restated-See Restatement Note on Pages 29-30)
Minimum rentals	$1,152.1	$1,017.4	$890.9
Contingent rentals	20.3	22.1	23.6
Less: Sublease rental income	(11.9)	(12.1)	(11.1)
	$1,160.5	$1,027.4	$903.4

Income Taxes

The provision for income taxes consists of the following (In Millions):
	2004	2003	2002
	(Restated - See Restatement Note on Pages 29-30)
Current provision -
Federal	$632.5	$574.0	$510.2
State	111.4	80.1	85.0
	743.9	654.1	595.2
Deferred provision -
Federal	65.3	42.5	17.7
State	.7	10.0	(1.6)
	66.0	52.5	16.1
	$809.9	$706.6	$611.3

The deferred tax assets and liabilities included in the Consolidated Balance Sheets consist of the following (In Millions):
	2004	2003
	(Restated - See Restatement Note on Pages 29-30)
Deferred tax assets -
Employee benefit plans	$212.0	$181.3
Accrued rent	106.0	103.4
Insurance	136.0	108.0
Inventory	39.6	29.1
Bad debt	15.4	10.2
Other	29.4	34.7
	538.4	466.7
Deferred tax liabilities -
Accelerated depreciation	621.5	486.2
Inventory	115.1	103.0
Other	18.6	28.3
	755.2	617.5
Net deferred tax liabilities	$216.8	$150.8

Income taxes paid were $734.1 million, $625.2 million and $528.0 million during the fiscal years ended August 31, 2004, 2003 and 2002, respectively. The difference between the statutory income tax rate and the effective tax rate is principally due to state income tax provisions.

Short-Term Borrowings

The company had no short-term borrowings in fiscal 2004 or 2003. At August 31, 2004, the company had a syndicated bank line of credit facility of $200 million to support the company's short-term commercial paper program. The company pays a nominal facility fee to the financing bank to keep this line of credit facility active.

Contingencies

The company is involved in various legal proceedings incidental to the normal course of business. Company management is of the opinion, based upon the advice of General Counsel, that although the outcome of such litigation cannot be forecast with certainty, the final disposition should not have a material adverse effect on the company's consolidated financial position or results of operations.

Capital Stock

The company's common stock is subject to a Rights Agreement under which each share has attached to it a Right to purchase one one-hundredth of a share of a new series of Preferred Stock, at a price of $37.50 per Right. In the event an entity acquires or attempts to acquire 15% of the then outstanding shares, each Right, except those of an acquiring entity, would entitle the holder to purchase a number of shares of common stock pursuant to a formula contained in the Agreement. These non-voting Rights will expire on August 21, 2006, but may be redeemed at a price of $.0025 per Right at any time prior to a public announcement that the above event has occurred.

On July 14, 2004, the Board of Directors announced a stock repurchase program of up to $1 billion, which is expected to be executed over the next four years. During fiscal 2004, we purchased $21.9 million of company shares related to the stock repurchase program.

As of August 31, 2004, 108,155,356 shares of common stock were reserved for future stock issuances under the company's various employee benefit plans. Preferred stock of 10,232,927 shares has been reserved for issuance upon the exercise of Preferred Share Purchase Rights.

Stock Compensation Plans

The Walgreen Co. Stock Purchase/Option Plan (Share Walgreens) provides for the granting of options to purchase common stock over a ten-year period to eligible non-executive employees upon the purchase of company shares, subject to certain restrictions. Employees may purchase the company shares through cash purchases or loans. Under the terms of the Plan, the option price cannot be more than 15% lower than the fair market value at the date of grant. Options may be granted under this Plan until September 30, 2012, for an aggregate of 42,000,000 shares of common stock. As of August 31, 2004, there were 41,145,875 shares available for future grants. The options granted during fiscal 2004, 2003 and 2002 have a two-year vesting period. Compensation expense related to the Plan was $.6 million in fiscal 2004, $1.2 million in fiscal 2003, and $10.9 million in fiscal 2002.

The Walgreen Co. Executive Stock Option Plan provides for the granting of options to eligible key employees to purchase common stock over a ten-year period, at a price not less than the fair market value on the date of the grant. Under this Plan, options may be granted until October 9, 2006, for an aggregate of 38,400,000 shares of common stock. As of August 31, 2004, 23,332,653 shares were available for future grants. The options granted during fiscal 2004, 2003 and 2002 have a three-year vesting period. Compensation expense related to the plan was less than $1 million in fiscal 2004, fiscal 2003 and fiscal 2002.

The Walgreen Co. Broad Based Employee Stock Option Plan provides for the granting of options to eligible non-executive employees to purchase common stock over a ten-year period, at a price not less than the fair market value on the date of the grant, in connection with the achievement of store opening milestones. Under this Plan, on March 11, 2003, substantially all non-executive employees, in conjunction with the opening of the company's 4,000th store, were granted a stock option to purchase 100 shares. Options may be granted for an aggregate of 15,000,000 shares of common stock until all options have either been exercised or have expired. The options will vest and become exercisable on March 11, 2006, and any unexercised options will expire on March 10, 2013, subject to earlier termination if the optionee's employment ends. As of August 31, 2004, 4,816,200 shares were available for future grants. Except as may be otherwise determined by the Compensation Committee, there is a vesting period of three years for options granted under this Plan.

The Walgreen Co. Option 3000 Plan offered a stock option award to all non-executive employees who were employed on May 11, 2000. Each eligible employee, in conjunction with opening the company's 3,000th store, received a stock option award to purchase from 75 to 500 shares, based on years of service. The option award, issued at fair market value on May 11, 2000, was authorized to grant an aggregate of 15,500,000 shares of common stock. The options vested and became exercisable on May 11, 2003, and any unexercised options will expire on May 10, 2010, subject to earlier termination if the optionee's employment ends.

The Walgreen Co. 1982 Employees Stock Purchase Plan permits eligible employees to purchase common stock at 90% of the fair market value at the date of purchase. Employees may purchase shares through cash purchases, loans or payroll deductions up to certain limits. The aggregate number of shares for which all participants have the right to purchase under this Plan is 74,000,000. As of August 31, 2004, 9,248,920 shares were available for future purchase.

The Walgreen Co. Restricted Performance Share Plan provides for the granting of shares of common stock to certain key employees, subject to restrictions as to continuous employment except in the case of death, normal retirement or total and permanent disability. Restrictions generally lapse over a four-year period from the date of grant. Compensation expense is recognized in the year of grant. Shares may be granted for an aggregate of 32,000,000 shares of common stock. As of August 31, 2004, 23,189,793 shares were available for future grants. The number of shares granted was 116,898 in 2004, 79,869 in 2003, and 81,416 in 2002. Compensation expense related to the Plan was $8.1 million in fiscal 2004, $5.5 million in fiscal 2003 and $5.4 million in fiscal 2002.

The Walgreen Co. Nonemployee Director Stock Plan provides that each Nonemployee Director receives an equity grant of shares each year on November 1. The number of shares granted shall be determined by dividing $80,000 by the price of a share of common stock on November 1. During the term of the Plan, each Nonemployee Director will also receive fifty percent of his or her quarterly retainer in the form of shares, which may be deferred into an equal number of stock units. In addition, a Nonemployee Director may elect to receive all or a portion of the cash component of his or her quarterly retainer and meeting fees in the form of deferred stock units or to have such amounts placed in a deferred cash compensation account. Each Nonemployee Director received a grant of 2,298 shares in 2004, 2,361 shares in 2003 and 2,000 shares in 2002.

A summary of information relative to the company's stock option plans follows:
	Options Outstanding		Options Exercisable
	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
August 31, 2001	36,256,124	$20.24	14,824,227	$ 7.40
Granted	2,886,365	34.05
Exercised	(3,525,955)	7.28
Canceled/Forfeited	(1,315,499)	30.32
August 31, 2002	34,301,035	22.35	13,786,657	9.71
Granted	17,701,356	28.86
Exercised	(2,747,055)	8.79
Canceled/Forfeited	(2,924,991)	28.95
August 31, 2003	46,330,345	25.23	26,306,122	21.57
Granted	2,953,230	32.33
Exercised	(5,867,982)	12.81
Canceled/Forfeited	(3,269,011)	28.54
August 31, 2004	40,146,582	$27.29	22,103,057	$24.84

The following table summarizes information concerning options outstanding and exercisable as of August 31, 2004:
	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at 8/31/04	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable at 8/31/04	Weighted-Average Exercise Price
$ 4 to 24	8,965,668	3.13 yrs.	$14.32	8,965,668	$14.32
25 to 30	17,975,533	7.31	28.37	7,729,842	29.17
31 to 46	13,205,381	7.39	34.64	5,407,547	36.09
$ 4 to 46	40,146,582	6.40 yrs.	$27.29	22,103,057	$24.84

The weighted-average fair value and exercise price of options granted for fiscal 2004, 2003 and 2002 were as follows:
	2004	2003	2002
Granted at market price -
Weighted-average fair value	$12.17	$10.36	$13.60
Weighted-average exercise price	32.33	28.80	34.40
Granted below market price -
Weighted-average fair value	14.03	13.37	11.86
Weighted-average exercise price	32.14	31.48	33.21

The fair value of each option grant used in the pro forma net earnings and net earnings per share was determined using the Black-Scholes option pricing model with weighted-average assumptions used for grants in fiscal 2004, 2003 and 2002:
	2004	2003	2002
Risk-free interest rate	4.07%	3.36%	4.56%
Average life of option (years)	7	7	7
Volatility	28.56%	28.04%	27.58%
Dividend yield	.38%	.29%	.22%

Retirement Benefits

The principal retirement plan for employees is the Walgreen Profit-Sharing Retirement Trust to which both the company and the employees contribute. The company's contribution, which is determined annually at the discretion of the Board of Directors, has historically related to pre-tax income. The profit-sharing provision was $193.6 million in 2004, $168.0 million in 2003 and $145.7 million in 2002.

The company provides certain health insurance benefits for retired employees who meet eligibility requirements, including age, years of service and date of hire. The costs of these benefits are accrued over the period earned. The company's postretirement health benefit plans currently are not funded.

Components of net periodic benefit costs (In Millions):
	2004	2003	2002
Service cost	$19.3	$10.2	$ 6.0
Interest cost	22.5	15.7	10.5
Amortization of actuarial loss	9.9	4.9	1.4
Amortization of prior service cost	(0.4)	(0.4)	(0.4)
Total postretirement benefit cost	$51.3	$30.4	$17.5

Change in benefit obligation (In Millions):
	2004	2003
Benefit obligation at September 1	$349.6	$226.4
Service cost	19.3	10.2
Interest cost	22.5	15.7
Amendments	(26.3)	-
Actuarial loss	33.0	102.9
Benefit payments	(7.1)	(6.9)
Participants contributions	1.5	1.3
Benefit obligation at August 31	$392.5	$349.6

Change in plan assets (In Millions):
	2004	2003
Plan assets at fair value at September 1	$ -	$ -
Plan participants contributions	1.5	1.3
Employer contributions	5.6	5.6
Benefits paid	(7.1)	(6.9)
Plan assets at fair value at August 31	$ -	$ -

Funded status (In Millions):
	2004	2003
Funded status	$(392.5)	$(349.6)
Unrecognized actuarial loss	220.1	197.0
Unrecognized prior service cost	(32.1)	(6.2)
Accrued benefit cost at August 31	$(204.5)	$(158.8)

The measurement date used to determine the postretirement benefits is as of fiscal year ending August 31. The discount rate assumptions used to compute the postretirement benefit obligation at year-end were 6.5% for 2004 and 2003. The discount rate assumption used to determine net periodic benefit cost was 6.5% for 2004, 7.0% for 2003 and 7.5% for 2002.

Future benefit costs were estimated assuming medical costs would increase at an 8.0% annual rate decreasing to 5.25% over the next five years and then remaining at a 5.25% annual growth rate thereafter. A one percentage point change in the assumed medical cost trend rate would have the following effects (In Millions):
	1% Increase	1% Decrease
Effect on service and interest cost	$ 12.1	$ (8.9)
Effect on postretirement obligation	99.2	(74.1)

Estimated future benefit payments (In Millions):

2005	$ 7.1
2006	6.8
2007	7.8
2008	8.9
2009	10.3
2010-2014	69.7

The expected contribution to be paid during fiscal year 2005 is $7.1 million.

On December 8, 2003, the Medicare Prescription Drug Improvement and Modernization Act of 2003 was signed into law. The Act introduces a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retirement health care benefit plans. The retiree medical obligations and costs reported do not reflect the impact of this legislation.

Supplementary Financial Information

Included in the Consolidated Balance Sheets captions are the following assets and liabilities (In Millions):
	2004	2003
Accounts receivable -
Accounts receivable	$1,197.4	$1,044.9
Allowances for doubtful accounts	(28.3)	(27.1)
	$1,169.1	$1,017.8
Accrued expenses and other liabilities -
Accrued salaries	$465.3	$376.4
Taxes other than income taxes	217.5	213.9
Profit sharing	194.0	166.4
Other	493.7	401.1
	$1,370.5	$1,157.8

Summary of Quarterly Results (Unaudited)
(Dollars in Millions, except per share data)
(Restated - See Restatement Note on Pages 29-30)
	Quarter Ended
	November	February	May	August	Fiscal Year
Fiscal 2004
Net sales	$8,720.8	$9,782.2	$9,578.5	$9,426.7	$37,508.2
Gross profit	2,300.1	2,705.6	2,577.8	2,614.3	10,197.8
Net earnings (as previously reported)	254.9	433.5	344.6	327.2	1,360.2
Net earnings (as restated)	251.5	431.6	342.3	324.4	1,349.8
Per Common Share -
Basic (as previously reported)	$.25	$.42	$.34	$.32	$1.33
Basic (as restated)	.25	.42	.33	.32	1.32
Diluted (as previously reported)	.25	.42	.33	.32	1.32
Diluted (as restated)	.24	.42	.33	.32	1.31
Fiscal 2003
Net sales	$7,484.9	$8,446.1	$8,328.0	$8,246.4	$32,505.4
Gross profit	1,995.7	2,348.1	2,230.0	2,225.4	8,799.2
Net earnings (as previously reported)	231.6	370.9	296.1	277.1	1,175.7
Net earnings (as restated)	228.8	369.0	294.1	273.2	1,165.1
Per Common Share -
Basic (as previously reported)	$.23	$.36	$.29	$.27	$1.15
Basic (as restated)	.22	.36	.29	.27	1.14
Diluted (as previously reported)	.22	.36	.29	.27	1.14
Diluted (as restated)	.22	.36	.28	.27	1.13

Comments on Quarterly Results: In further explanation of and supplemental to the quarterly results, the 2004 fourth quarter LIFO adjustment was a credit of $48.5 million compared to a 2003 credit of $19.5 million. If the 2004 interim results were adjusted to reflect the actual inventory inflation rates and inventory levels as computed at August 31, 2004, earnings per share would have increased in the first, second and third quarters by $.01 per quarter and decreased in the fourth quarter by $.03. Similar adjustments in 2003 would have increased earnings per share in the first and second quarters by $.01 and decreased earnings per share in the fourth quarter by $.02.

The quarter ended August 31, 2004, includes pre-tax income of $.6 million (less than $.001 per share) from the receipt of a pharmaceutical manufacturer antitrust litigation settlement. The quarter ended August 31, 2003, includes pre-tax income of $.6 million (less than $.001 per share) from the receipt of an antitrust lawsuit settlement.

Common Stock Prices

Below is the Consolidated Transaction Reporting System high and low sales price for each quarter of fiscal 2004 and 2003.
		Quarter Ended
		November	February	May	August	Fiscal Year
Fiscal 2004	High	$37.00	$37.42	$35.80	$37.82	$37.82
	Low	30.18	33.63	32.00	34.27	30.18
Fiscal 2003	High	$36.20	$32.99	$33.66	$33.28	$36.20
	Low	28.05	26.90	27.33	28.80	26.90

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Walgreen Co.:

We have audited the accompanying consolidated balance sheets of Walgreen Co. and subsidiaries (the "Company") as of August 31, 2004 and 2003, and the related consolidated statements of earnings, shareholders' equity, and cash flows for each of the three years in the period ended August 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Walgreen Co. and subsidiaries as of August 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

Chicago, Illinois

October 12, 2004 (April 5, 2005 as to the effects of the restatement described on pages 29-30)

Management's Report

The primary responsibility for the integrity and objectivity of the consolidated financial statements and related financial data rests with the management of Walgreen Co. The financial statements were prepared in conformity with accounting principles generally accepted in the United States of America appropriate in the circumstances and included amounts that were based on management's most prudent judgments and estimates relating to matters not concluded by fiscal year-end. Management believes that all material uncertainties have been either appropriately accounted for or disclosed. All other financial information included in this annual report is consistent with the financial statements.

The firm of Deloitte & Touche LLP, an independent registered public accounting firm, was engaged to render a professional opinion on Walgreen Co.'s consolidated financial statements. Their report contains an opinion based on their audit, which was made in accordance with the standards of the Public Company Accounting Oversight Board (United States) and procedures which they believed were sufficient to provide reasonable assurance that the consolidated financial statements, considered in their entirety, are not misleading and do not contain material errors.

Four outside members of the Board of Directors constitute the company's Audit Committee, which meets at least quarterly and is responsible for reviewing and monitoring the company's financial and accounting practices. Deloitte & Touche LLP and the company's General Auditor meet alone with the Audit Committee, which also meets with the company's management to discuss financial matters, auditing and internal accounting controls.

The company's systems are designed to provide an effective system of internal accounting controls to obtain reasonable assurance at reasonable cost that assets are safeguarded from material loss or unauthorized use and transactions are executed in accordance with management's authorization and properly recorded. To this end, management maintains an internal control environment which is shaped by established operating policies and procedures, an appropriate division of responsibility at all organizational levels, and a corporate ethics policy which is monitored annually. The company also has an Internal Control Evaluation Committee, composed primarily of senior management from the Accounting and Auditing Departments, which oversees the evaluation of internal controls on a company-wide basis. Management believes it has appropriately responded to the internal auditors' and independent registered public accounting firm's recommendations concerning the company's internal control system.
/s/	David W. Bernauer	/s/	Mia M. Scholz
	Chairman of the Board and Chief Executive Officer		Controller and Chief Accounting Officer
/s/	William M. Rudolphsen
Senior Vice President and Chief Financial Officer

Item 9. Changes in and Disagreements with Accountants on Accounting and
Financial Disclosure
None
Item 9A. Controls and Procedures

Based on their evaluation as of August 31, 2004 and taking into consideration the restatement described in the note on pages 29-30, pursuant to Exchange Act Rule 13a-15(b), the company's management, including its Chief Executive Officer and Chief Financial Officer, believe the company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) are effective.

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

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a) Documents filed as part of this report

(2)	The following financial statement schedule and related report of the independent registered public accounting firm is included herein.

		10-K Page Number
	Schedule II Valuation and Qualifying Accounts	46

	Independent Registered Public Accounting Firm's Report	47

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

See Notes on page 45.

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

(ii)

Form of Stock Option Agreement (Grades 12 through 17), filed with the Securities and Exchange Commission as Exhibit 10(e)(ii) to the company's Annual Report on Form 10-K for the fiscal year ended August 31, 2004 (previously filed).

(iii)

Form of Stock Option Agreement (Grades 18 and above), filed with the Securities and Exchange Commission as Exhibit 10(e)(iii) to the company's annual Report on Form 10-K for the fiscal year ended August 31, 2004 (previously filed).

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

See Notes on page 45.

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

See Notes on page 45.

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

11.

The required information for this Exhibit is contained in the Consolidated Statements of Earnings and Shareholders Equity for the years ended August 31, 2004, 2003 and 2002 and also in the Summary of Major Accounting Policies, each appearing in the Annual Report and in Item 8 to this Form 10-K/A.

13.	Annual Report to shareholders for the fiscal year ended August 31, 2004. (previously filed/furnished).

21.	Subsidiaries of the Registrant (previously filed).

23.	Consent of Independent Registered Accounting Firm

31.1

Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed with the Securities and Exchange Commission as Exhibit 31.1 to the company's Annual Report on Form 10-K/A for the fiscal year ended August 31, 2004.

31.2

Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed with the Securities and Exchange Commission as Exhibit 31.2 to the company's Annual Report on Form 10-K/A for the fiscal year ended August 31, 2004.

32.1

Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, filed with the Securities and Exchange Commission as Exhibit 32.1 to the company's Annual Report on Form 10-K/A for the fiscal year ended August 31, 2004.

32.2

Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, filed with the Securities and Exchange Commission as Exhibit 32.2 to the company's Annual Report on Form 10-K/A for the fiscal year ended August 31, 2004.

See Notes on page 45.

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

DELOITTE & TOUCHE LLP

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Walgreen Co.:

We have audited the consolidated financial statements of Walgreen Co. and subsidiaries (the "Company") as of August 31, 2004 and 2003, and for each of the three years in the period ended August 31, 2004, and have issued our report thereon dated October 12, 2004 (April 5, 2005 as to the effects of the restatement described on pages 29-30). Our audits also included the financial statement schedule of the Company listed in Item 15. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

Chicago, IL

April 5, 2005

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
WALGREEN CO.
(Registrant)
By /s/	William M. Rudolphsen	Senior Vice President and	Date: April 8, 2005
	William M. Rudolphsen	Chief Financial Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934 this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

	Name	Title	Date
/s/	David W. Bernauer	Chairman of the Board, Chief	April 8, 2005
	David W. Bernauer	Executive Officer and
Director (Principal Executive
Officer)

/s/	William M. Rudolphsen	Senior Vice President and	April 8, 2005
	William M. Rudolphsen	Chief Financial Officer
(Principal Financial
Officer)

/s/	Mia M. Scholz	Controller (Principal	April 8, 2005
	Mia M. Scholz	Accounting Officer)

/s/	William C. Foote	Director	April 8, 2005
William C. Foote

/s/	James J. Howard	Director	April 8, 2005
James J. Howard

/s/	Alan G. McNally	Director	April 8, 2005
Alan G. McNally

/s/	Cordell Reed	Director	April 8, 2005
Cordell Reed

/s/	Jeffrey A. Rein	President, Chief Operating	April 8, 2005
	Jeffrey A. Rein	Officer and Director

/s/	David Y. Schwartz	Director	April 8, 2005
David Y. Schwartz

/s/	John B. Schwemm	Director	April 8, 2005
John B. Schwemm

/s/	Marilou M. von Ferstel	Director	April 8, 2005
Marilou M. von Ferstel

/s/	C.R. Walgreen III	Director	April 8, 2005
C.R. Walgreen III