Form 10-Q/A
period 2004-11-30
WALGREEN CO
filed 2005-04-08
CIK 104207

UNITED STATES
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

EXPLANATORY NOTE

The purpose of this amendment on Form 10-Q/A to the Quarterly Report on Form 10-Q of Walgreen Co. for the quarter ended November 30, 2004 is to restate our consolidated condensed financial statements for the three months ended November 30, 2004 and 2003 and related disclosures, as described in Note 1 to the Consolidated Condensed Financial Statements. Additional information about the decision to restate these financial statements can be found in the company's Form 8-K, filed with the Securities and Exchange Commission on March 21, 2005.

No attempt has been made in this Form 10-Q/A to modify or update other disclosures presented in the original report on Form 10-Q, except as required to reflect the effects of the restatement and a reclassification of auction rate securities. The Form 10-Q/A does not reflect events occurring after the filing of the Form 10-Q or modify or update these disclosures, including the exhibits to the Form 10-Q affected by subsequent events. Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-Q on January 6, 2005. Accordingly, this Form 10-Q/A should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the original Form 10-Q. The following items have been amended as a result of the restatement:

  Part I - Item 1 - Financial Statements
  Part I - Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations
  Part I - Item 4 - Controls and Procedures

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

WALGREEN CO. AND SUBSIDIARIES

CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

The consolidated condensed financial statements included herein have been prepared by the company pursuant to the rules and regulations of the Securities and Exchange Commission. The Consolidated Condensed Balance Sheet as of November 30, 2004, the Consolidated Condensed Statements of Earnings for the three months ended November 30, 2004 and 2003, and the Consolidated Condensed Statements of Cash Flows for the three months ended November 30, 2004 and 2003, have been prepared without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the company's latest annual report on Form 10-K/A.

In the opinion of the company, the consolidated condensed statements for the unaudited interim periods presented include all adjustments, consisting of normal recurring adjustments and restatements, necessary to present a fair statement of the results for such interim periods. Because of the influence of certain holidays, seasonal and other factors on the company's operations, net earnings for any interim period may not be comparable to the same interim period in previous years, nor necessarily indicative of earnings for the full year.

WALGREEN CO. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(UNAUDITED)
(Dollars in Millions)

	November 30,
	2004
	(Restated)	August 31,
	(See Note 1)	2004
Assets
Current Assets:
Cash and cash equivalents	$ 639.0	$ 444.0
Short term investments - available for sale	674.4	1,251.5
Accounts receivable, net	1,315.7	1,169.1
Inventories	5,582.5	4,738.6
Other current assets	173.5	161.2
Total Current Assets	8,385.1	7,764.4
Property and Equipment, at cost, less
accumulated depreciation and amortization of
$1,755.5 at November 30 and $1,647.9 at August 31	5,638.4	5,446.4
Other Non-Current Assets	126.2	131.3
Total Assets	$ 14,149.7	$ 13,342.1

Liabilities & Shareholders' Equity
Current Liabilities:
Trade accounts payable	$ 3,203.1	$ 2,641.5
Accrued expenses and other liabilities	1,235.0	1,370.5
Income taxes	206.3	65.9
Total Current Liabilities	4,644.4	4,077.9
Non-Current Liabilities:
Deferred income taxes	274.8	274.1
Other non-current liabilities	904.8	850.4
Total Non-Current Liabilities	1,179.6	1,124.5
Shareholders' Equity:
Preferred stock $.0625 par value; authorized
32 million shares; none issued	-	-
Common stock $.078125 par value; authorized
3.2 billion shares; issued 1,025,400,000
at November 30 and August 31	80.1	80.1
Paid-in capital	625.8	632.6
Employee stock loan receivable	(.9)	-
Retained earnings	7,778.1	7,503.3
Treasury Stock, at cost; 4,280,249 shares
at November 30 and 2,107,263 shares at August 31	(157.4)	(76.3)
Total Shareholders' Equity	8,325.7	8,139.7
Total Liabilities & Shareholders' Equity	$ 14,149.7	$ 13,342.1

The accompanying Notes to Consolidated Condensed Financial
Statements are an integral part of these Statements.

WALGREEN CO. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
(UNAUDITED)
(In Millions Except Per Share Data)

	Three Months Ended
	November 30,	November 30,
	2004	2003
	(Restated)	(Restated)
	(See Note 1)	(See Note 1)

Net Sales	$ 9,889.1	$ 8,720.8

Costs and Deductions:
Cost of sales	7,181.2	6,420.7
Selling, occupancy and
administration	2,216.8	1,900.6
	9,398.0	8,321.3
Other Income:
Interest income	5.1	2.8
Other income	15.0	-
	20.1	2.8
Earnings before income tax
provision	511.2	402.3
Income tax provision	182.6	150.8
Net earnings	$ 328.6	$ 251.5
Per share-
Basic	$ .32	$ .25
Diluted	$ .32	$ .24

Dividends declared	$ .0525	$ .043125

Average shares outstanding	1,022.6	1,025.0
Dilutive effect of stock
options	6.8	7.2
Average shares outstanding
assuming dilution	1,029.4	1,032.2

The accompanying Notes to Consolidated Condensed Financial
Statements are an integral part of these Statements.

WALGREEN CO. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Dollars in Millions)

	Three Months Ended
	November 30,	November 30,
	2004	2003

Net cash provided by operating activities	$ 58.6	$ 172.8

Cash flows from investing activities:
Purchases of short term investments-available for sale	(2,666.4)	(1,845.6)
Proceeds from sale of short term investments-available for sale	3,247.9	1,846.3
Additions to property and equipment	(305.2)	(203.6)
Dispositions of property and equipment	.2	.4
Net cash provided by (used for) investing activities	276.5	(202.5)

Cash flows from financing activities:
Stock purchases	(119.3)	(58.2)
Proceeds related to employee stock plans	31.6	34.5
Cash dividends paid	(53.8)	(44.2)
Other	1.4	(7.6)
Net cash used for financing activities	(140.1)	(75.5)

Changes in cash and cash equivalents:
Net increase (decrease) in cash and cash equivalents	195.0	(105.2)
Cash and cash equivalents at beginning of year	444.0	1,268.0
Cash and cash equivalents at end of period	$ 639.0	$1,162.8

The accompanying Notes to Consolidated Condensed Financial
Statements are an integral part of these Statements.

WALGREEN CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(1) The company has recorded a non-cash correction of lease accounting errors. These adjustments conform the accounting for leases to accounting principles generally accepted in the United States of America as described in a recent letter issued by the Chief Accountant of the Securities and Exchange Commission. Although the company does not believe that these errors resulted in a material misstatement of its consolidated financial statements for any annual or interim period previously reported, the effect of correcting the cumulative impact of the errors in the current quarter would have had a material effect on the current quarter and fiscal year results.

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

The following is a summary of the effects of the corrections (In Millions, Except Per Share Data):
Consolidated Condensed Statement of Earnings
	Three Months Ended November 30, 2004
	As Reported	Adjustment	As Restated
Selling, Occupancy and Administration	$ 2,210.3	$ 6.5	$ 2,216.8
Earnings Before Income Tax Provision	517.7	(6.5)	511.2
Income Tax Provision	185.0	(2.4)	182.6
Net Earnings	332.7	(4.1)	328.6
Per Share-
Basic	$ .33	$ (.01)	$ .32
Diluted	.32	-	.32
Consolidated Condensed Statement of Earnings
	Three Months Ended November 30, 2003
	As Reported	Adjustment	As Restated
Selling, Occupancy and Administration	$ 1,895.1	$ 5.5	$ 1,900.6
Earnings Before Income Tax Provision	407.8	(5.5)	402.3
Income Tax Provision	152.9	(2.1)	150.8
Net Earnings	254.9	(3.4)	251.5
Per Share-
Basic	$ .25	$ -	$ .25
Diluted	.25	(.01)	.24

Consolidated Condensed Balance Sheet
	As of November 30, 2004
	As Reported	Adjustment	As Restated
Accrued Expenses and Other Liabilities	$ 1,235.6	$ (.6)	$ 1,235.0
Total Current Liabilities	4,645.0	(.6)	4,644.4
Deferred Income Taxes	330.7	(55.9)	274.8
Other Non-Current Liabilities	755.9	148.9	904.8
Total Non-Current Liabilities	1,086.6	93.0	1,179.6
Retained Earnings	7,870.5	(92.4)	7,778.1
Total Shareholders' Equity	8,418.1	(92.4)	8,325.7

Additionally, auction rate securities of $674.4 million which were previously classified as cash and cash equivalents at November 30, 2004 have been reclassified as short term investments-available for sale. The cash flows related to these investments are now disclosed as investing activities in the company's Consolidated Condensed Statements of Cash Flows.

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

(3) The company capitalized interest expense as part of significant construction projects. The amounts capitalized were $1.2 million and $.3 million for the three-months ended November 30, 2004 and 2003, respectively.

(4) The company remains secondarily liable on 47 assigned leases. The maximum potential of undiscounted future payments is $10.6 million as of November 30, 2004. Lease option dates vary, with some extending to 2013. Most of the assignments were a result of the sale of the "Wag's" restaurants in August 1988.

(5) The company applies Accounting Principles Board (APB) Opinion No. 25 and related interpretations in accounting for its stock-based compensation plans. Accordingly, no compensation has been recognized based on the fair value of its grants under these plans. The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation in fiscal 2005 and 2004.
Three Months Ended
		November 30, 2004	November 30, 2003
		(Restated)	(Restated)
(In Millions Except Per Share Data)		(See Note 1)	(See Note 1)
Net Earnings, as reported		$ 328.6	$ 251.5

Add:	Stock-based employee compensation expense included in reported net earnings, net of related tax effects	.1	.1
Deduct:	Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(13.2)	(11.1)
Pro forma net earnings		$ 315.5	$ 240.5

Earnings per share -
	Basic - as reported	$ .32	$ .25
	Basic - pro forma	$ .31	$ .24

	Diluted - as reported	$ .32	$ .24
	Diluted - pro forma	$ .31	$ .23

(6) The principal retirement plan for employees is the Walgreen Profit-Sharing Retirement Trust to which both the company and the employees contribute. The company's contribution, which is determined annually at the discretion of the Board of Directors, has historically related to pre-tax income. The profit-sharing provision was $45.5 million for the quarter and $36.3 million for the same period last year.

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

(7) On December 8, 2003, the Medicare Prescription Drug Improvement and Modernization Act of 2003 was signed into law. The Act introduces a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retirement health care benefit plans. Based on federal requirements, neither the accumulated postretirement benefit obligation nor the net periodic postretirement benefit costs reflect the subsidy as of November 30, 2004.

(8) Certain amounts for fiscal 2004 and 2003 have been reclassified to be consistent with the fiscal 2005 presentation.

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

As a result, we have restated our consolidated condensed statement of earnings and balance sheets for the periods presented. Refer to Note 1 on pages 7 and 8. The following discussion of Results of Operations and Liquidity and Capital Resources reflect those restatements.

Additionally, auction rate securities of $674.4 million which were previously classified as cash and cash equivalents at November 30, 2004 have been reclassified as short term investments-available for sale. The cash flows related to these investments are now disclosed as investing activities in the company's Consolidated Condensed Statements of Cash Flows.

OPERATING STATISTICS

Percentage Increases
Three Months Ended November 30, 2004
Net Sales	13.4
Net Earnings	30.7
Comparable Drugstore Sales	9.4
Prescription Sales	14.4
Comparable Drugstore Prescription
Sales	11.3
Front-End Sales	11.7
Comparable Front-End Sales	6.1

	Percent to Sales
	Three Months Ended
	November 30	November 30
	2004	2003
Gross Margin	27.4	26.4
Selling, Occupancy & Administration Expenses	22.4	21.8

	Other Statistics
	November 30, 2004	November 30, 2003
Prescription Sales as a % of Net Sales	64.5	63.9
Third Party Sales as a % of
Prescription Sales	92.6	91.1
Total Number of Stores	4,680	4,291

RESULTS OF OPERATIONS

Net earnings for the first quarter of fiscal 2005 were $328.6 million or $.32 per share (diluted). This was a 30.7% increase in net earnings over last year. Included in this year's first quarter results was a $15.0 million pre-tax gain for receipts of our share of prescription drug antitrust litigation settlements. Excluding that gain, the first quarter's earnings rose 27.0%. Net earnings increases resulted from improved sales and higher gross margin rates, partially offset by higher expense ratios.

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

Gross margins as a percent of total sales were 27.4% in the quarter compared to 26.4% last year. Both prescription and front-end margins increased. Prescription margins increasedbecause of better purchasing terms and higher generic drug utilization. The higher generic drug utilization was primarily due to a steady stream of new generics over the past year. Partially offsetting these increases was the shift in sales mix toward prescriptions, which carry a lower margin than front-end merchandise. In addition, third party sales, which typically have lower profit margins than cash prescriptions, continue to become a larger portion of prescription sales. Non-prescription margins increased due to our sales mix moving to higher margin categories, especially in-store and digital film processing.

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

Selling, occupancy and administration expenses were 22.4% of sales in the quarter compared to 21.8% a year ago. The increase, as a percent to sales, was principally caused by higher store salaries and costs associated with our ongoing conversion from analog to digital photo labs. New generic drugs, which tempered the rate of sales growth, also increased expense ratios in first quarter 2005 and 2004.

The effective income tax rate was 35.72% for the first quarter this fiscal year compared to 37.50% for the same period last year. The decrease is principally the result of the settlement of prior year Internal Revenue Service matters. We expect that our effective income tax rate for the remainder of fiscal 2005 will be 37.25%.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $639.0 million at November 30, 2004, compared to $1,162.8 million at November 30, 2003. Short-term investment objectives are to minimize risk, maintain liquidity and maximize after-tax yields. To attain these objectives, investment limits are placed on the amount, type and issuer of securities. Investments are typically in top-tier money market funds and commercial paper.

Net cash provided by operating activities for the first quarter was $58.6 million compared to $172.8 million a year ago. The change between periods was principally due to increased inventory levels. Our profit is the principal source of funds for expansion and remodeling programs, dividends to shareholders, the stock repurchase program and various technological improvements.

Net cash provided by investing activities was $276.5 million versus $202.5 million used last year. Investments in auction rate securities net of redemptions provided $580.8 million over last year for the three month period. We actively invest in municipal bonds and student obligations and purchase these securities at par. While the underlying security is issued as a long term investment, they typically can be purchased and sold every 7, 28 and 35 days. The trading of auction rate securities takes place through a dutch auction with an interest rate reset at the beginning of each holding period. At the end of each holding period the interest is paid to the investor. Additions to property and equipment were $305.2 million compared to $203.6 million last year. There were 113 new or relocated drugstores which includes two home medical centers opened during the first quarter of this year. This compares to 88 in the same period last year which included three home infusion locations. New stores are owned or leased. There were 20 owned locations added during the quarter and 75 under construction at November 30, 2004 versus 9 owned and 42 under construction as of November 30, 2003.

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

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The following table lists our contractual obligations and commitments as of November 30, 2004.

	Payments Due by Period (In Millions)
	Total	Less than 1 Year	1-3 Years	3-5 Years	Over 5 Years
Operating leases*	$22,319.4	$ 1,292.9	$ 2,638.7	$ 2,495.8	$15,892.0
Purchase obligations:
Open inventory purchase orders*	1,000.9	1,000.9	-	-	-
Real estate development*	370.4	370.4	-	-	-
Other corporate obligations*	90.1	59.3	30.8	-	-
Insurance	388.2	138.8	133.1	76.8	39.5
Retiree health & life	216.7	6.9	15.2	19.9	174.7
Closed location obligations	77.6	19.4	27.9	16.6	13.7
Long-term debt	13.6	1.5	9.4	.6	2.1
Capital lease obligations	38.5	1.4	1.9	1.9	33.3
Other long-term liabilities reflected on the balance sheet	166.0	10.5	11.4	17.8	126.3
Total	$24,681.4	$ 2,902.0	$ 2,868.4	$ 2,629.4	$16,281.6

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain information in this Form 10-Q/A, as well as in other public filings, the company website, press releases and oral statements made by our representatives, is forward-looking information based on current expectations and plans that involve risks and uncertainties. Forward-looking information includes statements concerning pharmacy sales trends, prescription margins, number and location of new store openings, the level of capital expenditures, demographic trends, as well as those that include or are preceded by the words "expects," "estimates," "believes," "plans," "anticipates" or similar language. For such statements, we claim the protection of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

The following factors, in addition to those discussed elsewhere in this Form 10-Q/A and in our Annual Report on Form 10-K/A for the fiscal year ended August 31, 2004, could cause results to differ materially from management expectations as projected in such forward-looking statements: the impact of events related to any terrorist actions, changes in economic conditions generally or in the markets served by the company; consumer preferences and spending patterns; competition from other drugstore chains, supermarkets, on-line retailers, other retailers, mail order companies and pharmacies; the introduction of new brand and generic prescription drugs; changes in state or federal legislation or regulations; the efforts of third party payers to reduce pharmacy reimbursement rates; the success of planned advertising and merchandising strategies; the availability and cost of real estate and construction; changes in accounting policies and practices; the company's ability to hire and retain pharmacists and other store and management personnel; the company's relationships with its suppliers; the company's ability to successfully implement new computer systems and technology; and adverse determinations with respect to litigation or other claims. Unless otherwise required by applicable securities laws, the company assumes no obligation to update its forward-looking statements to reflect subsequent events or circumstances.

Item 3. Qualitative and Quantitative Disclosure about Market Risk
Management does not believe that there is any material market risk exposure with respect to derivative or other financial instruments that would require disclosure under this item.

Item 4. Controls and Procedures

Based on their evaluation as of November 30, 2004 and taking into consideration the restatement described in Note 1 on pages 7 and 8, pursuant to Exchange Act Rule 13a-15(b), the company's management, including its Chief Executive Officer and Chief Financial Officer, believe the company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) are effective.

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

The following table provides information about purchases by the company during the quarter ended November 30, 2004 of equity securities that are registered by the company pursuant to Section 12 of the Exchange Act:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
09/01/2004 - 09/30/2004	-	$ -	-	-
10/01/2004 - 10/31/2004	1,965,000	36.11	1,465,000	$925,127,658
11/01/2004 - 11/30/2004	1,250,000	38.68	350,000	$911,681,810
Total	3,215,000	$37.11	1,815,000

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

WALGREEN CO.
(Registrant)

Dated: April 8, 2005	/s/ William M. Rudolphsen
William M. Rudolphsen
Senior Vice President and
Chief Financial Officer

Dated: April 8, 2005	/s/ Mia M. Scholz
Mia M. Scholz
Controller
(Chief Accounting Officer)