Form 10-Q
period 2005-02-28
WALGREEN CO
filed 2005-04-08
CIK 104207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED FEBRUARY 28, 2005

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
Yes [X] No [ ]

The number of shares outstanding of the registrant's Common Stock, $.078125 par value, as of March 31, 2005 was 1,022,394,559.

WALGREEN CO. AND SUBSIDIARIES

CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

The consolidated condensed financial statements included herein have been prepared by the company pursuant to the rules and regulations of the Securities and Exchange Commission. The Consolidated Condensed Balance Sheet as of February 28, 2005, the Consolidated Condensed Statements of Earnings for the three and six months ended February 28, 2005 and February 29, 2004, and the Consolidated Condensed Statements of Cash Flows for the six months ended February 28, 2005 and February 29, 2004, have been prepared without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the company's latest annual report on Form 10-K/A.

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

WALGREEN CO. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(UNAUDITED)
(Dollars in Millions)

	February 28,	August 31,
	2005	2004
Assets
Current Assets:
Cash and cash equivalents	$ 453.1	$ 444.0
Short term investments - available for sale	994.1	1,251.5
Accounts receivable, net	1,483.0	1,169.1
Inventories	5,159.9	4,738.6
Other current assets	176.1	161.2
Total Current Assets	8,266.2	7,764.4
Property and Equipment, at cost, less
accumulated depreciation and amortization of
$1,814.5 at February 28 and $1,647.9 at August 31	5,780.3	5,446.4
Other Non-Current Assets	127.5	131.3
Total Assets	$ 14,174.0	$ 13,342.1

Liabilities & Shareholders' Equity
Current Liabilities:
Trade accounts payable	$ 2,811.4	$ 2,641.5
Accrued expenses and other liabilities	1,291.5	1,370.5
Income taxes	203.9	65.9
Total Current Liabilities	4,306.8	4,077.9
Non-Current Liabilities:
Deferred income taxes	264.7	274.1
Other non-current liabilities	937.3	850.4
Total Non-Current Liabilities	1,202.0	1,124.5
Shareholders' Equity
Preferred stock $.0625 par value; authorized
32 million shares; none issued	-	-
Common stock $.078125 par value; authorized
3.2 billion shares; issued 1,025,400,000
at February 28 and August 31	80.1	80.1
Paid-in capital	595.5	632.6
Employee stock loan receivable	(87.9)	-
Retained earnings	8,215.5	7,503.3
Treasury stock, at cost; 3,589,042 shares at February 28 and
2,107,263 shares at August 31	(138.0)	(76.3)
Total Shareholders' Equity	8,665.2	8,139.7
Total Liabilities & Shareholders' Equity	$ 14,174.0	$ 13,342.1

The accompanying Notes to Consolidated Condensed Financial
Statements are an integral part of these Statements.

WALGREEN CO. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
(UNAUDITED)
(In Millions Except Per Share Data)

	Three Months Ended		Six Months Ended
		February 29,		February 29,
		2004		2004
	February 28,	(Restated)	February 28,	(Restated)
	2005	(See Note 1)	2005	(See Note 1)

Net sales	$ 10,987.0	$ 9,782.2	$ 20,876.1	$ 18,503.0

Costs and Deductions:
Cost of sales	7,856.4	7,076.6	15,037.6	13,497.3
Selling, occupancy and
administration	2,359.7	2,031.6	4,576.5	3,932.2
	10,216.1	9,108.2	19,614.1	17,429.5
Other Income:
Interest income	6.7	4.0	11.8	6.8
Other income	4.7	12.7	19.7	12.7
	11.4	16.7	31.5	19.5

Earnings before income tax provision	782.3	690.7	1,293.5	1,093.0
Income tax provision	291.4	259.1	474.0	409.9
Net earnings	$ 490.9	$ 431.6	$ 819.5	$ 683.1
Per share-
Basic	$ .48	$ .42	$ .80	$ .67
Diluted	$ .48	$ .42	$ .80	$ .66

Dividends declared	$ .0525	$ .043125	$ .105	$ .08625

Average shares outstanding	1,021.6	1,024.2	1,022.3	1,024.6
Dilutive effect of stock options	8.0	8.2	7.4	7.6
Average shares outstanding
assuming dilution	1,029.6	1,032.4	1,029.7	1,032.2

The accompanying Notes to Consolidated Condensed Financial
Statements are an integral part of these Statements.

WALGREEN CO. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Dollars in Millions)

	Six Months Ended
	February 28,	February 29,
	2005	2004

Net cash provided by operating activities	$ 586.9	$ 619.0

Cash flows from investing activities:
Purchases of short term investments available for sale	(5,080.2)	(4,957.5)
Proceeds from sale of short term investments available for sale	5,346.0	4,959.3
Additions to property and equipment	(568.4)	(411.5)
Disposition of property and equipment	1.8	5.8
Net cash used for investing activities	(300.8)	(403.9)

Cash flows from financing activities:
Stock purchases	(284.5)	(113.4)
Proceeds related to employee stock plans	91.8	69.4
Cash dividends paid	(107.5)	(88.4)
Other	23.2	(9.2)
Net cash used for financing activities	(277.0)	(141.6)

Changes in cash and cash equivalents:
Net increase in cash and cash equivalents	9.1	73.5
Cash and cash equivalents at beginning of year	444.0	1,268.0
Cash and cash equivalents at end of period	$ 453.1	$ 1,341.5

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

The following is a summary of the effects of the corrections (In Millions, Except Per Share Data):
Consolidated Condensed Statement of Earnings
	Three Months Ended February 29, 2004
	As Reported	Adjustment	As Restated
Selling, Occupancy and Administration	$ 2,028.6	$ 3.0	$ 2,031.6
Earnings Before Income Tax Provision	693.7	(3.0)	690.7
Income Tax Provision	260.2	(1.1)	259.1
Net Earnings	433.5	(1.9)	431.6
Per Share-
Basic	$ .42	-	$ .42
Diluted	.42	-	.42
Consolidated Condensed Statement of Earnings
	Six Months Ended February 29, 2004
	As Reported	Adjustment	As Restated
Selling, Occupancy and Administration	$ 3,923.7	$ 8.5	$ 3,932.2
Earnings Before Income Tax Provision	1,101.5	(8.5)	1,093.0
Income Tax Provision	413.1	(3.2)	409.9
Net Earnings	688.4	(5.3)	683.1
Per Share-
Basic	$ .67	-	$ .67
Diluted	.67	(.01)	.66

Additionally, auction rate securities which were previously classified as cash and cash equivalents have been reclassified as short term investments-available for sale. The cash flows related to these investments are now disclosed as investing activities in the company's Consolidated Condensed Statements of Cash Flows.

(2) Inventories are valued on a lower of last-in, first-out (LIFO) cost or market basis. At February 28, 2005 and August 31, 2004, inventories would have been greater by $782.0 million and $736.4 million respectively, if they had been valued on a lower of first-in, first-out (FIFO) cost or market basis. LIFO inventory costs can only be determined annually when inflation rates and inventory levels are finalized; therefore, LIFO inventory costs for interim financial statements are estimated. Included in inventory are product cost and inbound freight. Cost of sales is primarily based upon point-of-sale scanning information with an estimate for shrinkage and adjusted based on periodic inventories.

(3) The company capitalized interest expense as part of significant construction projects. The amounts capitalized were $.8 million and $2.0 million for the quarter and six-month periods ended February 28, 2005 versus $.2 million and $.5 million a year ago.

(4) The company remains secondarily liable on 47 assigned leases. The maximum potential of undiscounted future payments is $10.5 million as of February 28, 2005. Lease option dates vary with some extending to 2009. Most of the assignments were a result of the sale of the "Wag's" restaurants in August 1988.

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

		Three Months Ended		Six Months Ended
			February 29,		February 29,
(In Millions Except Per Share Data)			2004		2004
		February 28,	(Restated)	February 28,	(Restated)
		2005	(See Note 1)	2005	(See Note 1)
Net Earnings, as reported		$490.9	$ 431.6	$819.5	$ 683.1
Add:	Stock-based employee compensation expense included in reported net income, net of related tax effects	.1	.1	.1	.2
Deduct:	Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(16.7)	(11.2)	(29.8)	(22.3)
Pro forma net earnings		$474.3	$ 420.5	$789.8	$ 661.0
Earnings per share-
	Basic - as reported	$ .48	$ .42	$ .80	$ .67
	Basic - pro forma	$ .46	$ .41	$ .77	$ .65

	Diluted - as reported	$ .48	$ .42	$ .80	$ .66
	Diluted - pro forma	$ .46	$ .41	$ .77	$ .64

(6) The principal retirement plan for employees is the Walgreen Profit-Sharing Retirement Trust to which both the company and the employees contribute. The company's contribution, which is determined annually at the discretion of the Board of Directors, has historically related to pre-tax income. The profit-sharing provision was $69.6 million for the second quarter and $115.1 million for the six month period of this fiscal year. This compares to $61.7 million and $98.0 million for the same periods last year. The company's contributions were $73.3 million during the second quarter and $262.3 million during the six month period ended February 28, 2005. This compares to no contribution for the quarter and $161.5 million for the six month period ended February 29, 2004.

The company provides certain health insurance benefits for retired employees who meet eligibility requirements, including age, years of service and date of hire. The costs of these benefits are accrued over the period earned. The company's postretirement health benefit plans currently are not funded.
	Three Months Ended		Six Months Ended
Components of Net Periodic Benefit Costs	February 28,	February 29,	February 28,	February 29,
(In Millions)	2005	2004	2005	2004
Service cost	$ 5.6	$ 4.8	$11.2	$ 9.6
Interest cost	6.3	5.6	12.7	11.2
Amortization of actuarial loss	2.5	2.5	5.0	5.0
Amortization of prior service cost	(0.5)	(0.1)	(1.0)	(0.2)
Total postretirement benefit cost	$13.9	$12.8	$27.9	$25.6

(7) On December 8, 2003, the Medicare Prescription Drug Improvement and Modernization Act of 2003 was signed into law. The Act introduces a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retirement health care benefit plans. Effective March 1, 2005, management believes that the company will qualify for the subsidy. Appropriate disclosures relating to the effects of the subsidy will be made as of the Company's third quarter ending May 31, 2005.

(8) Certain other amounts for fiscal 2004 and 2003 have been reclassified to be consistent with the fiscal 2005 presentation.

MANAGEMENT'S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

INTRODUCTION

Walgreens is engaged in the retail sale of prescription and nonprescription drugs and general merchandise. General merchandise includes, among other things, cosmetics, toiletries, household items, food, beverages and photofinishing. Customers can have prescriptions filled at the drugstore counter, as well as through the mail, by telephone, and on the Internet. The total number of drugstores (including three mail service facilities) at February 28, 2005 was 4,738 located in 45 states and Puerto Rico.

The drugstore industry is highly competitive. In addition to other drugstore chains, independent drugstores, mail order prescription providers and Internet pharmacies, we also compete with various other retailers including grocery stores, mass merchants and dollar stores.

The long-term outlook for prescription sales is strong due in part to the aging population, as well as the continued development of innovative drugs that improve quality of life and control healthcare costs. Although the effect of the new Medicare prescription drug legislation on retail pharmacy is difficult to ascertain at this time, we are experiencing additional prescription sales as a result of the new senior discount cards; however, gross margin rates on these sales are lower. As an efficient provider, we feel we are positioned well for these industry developments. We continue with expansion into new markets and increased penetration in existing markets. We believe we are well staffed with pharmacists for both current demands and future growth, with only select market needs.

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

As a result, we have restated our consolidated condensed statement of earnings for the three and six months ended February 29, 2004. Refer to Note 1 on page 6. The following discussion of Results of Operations and Liquidity and Capital Resources reflect those restatements.

Additionally, auction rate securities which were previously classified as cash and cash equivalents have been reclassified as short term investments-available for sale. The cash flows related to these investments are now disclosed as investing activities in the company's Consolidated Condensed Statements of Cash Flows.

OPERATING STATISTICS

	Percentage Increases
	Three Months Ended February 28, 2005	Six Months Ended February 28, 2005
Net Sales	12.3	12.8
Net Earnings	13.7	20.0
Comparable Drugstore Sales	7.7	8.5
Prescription Sales	13.8	14.1
Comparable Prescription Sales	10.1	10.7
Front-End Sales	10.0	10.7
Comparable Front-End Sales	4.1	5.0

	Percent to Sales
	Three Months Ended		Six Months Ended
	February 28,	February 29,	February 28,	February 29,
	2005	2004	2005	2004
Gross Margin	28.5	27.7	28.0	27.1
Selling, Occupancy and
Administration Expenses	21.5	20.8	21.9	21.3

	Other Statistics
	February 28, 2005	February 29, 2004
Year to Date Prescription Sales as a %
of Net Sales	62.8	62.1
Year to Date Third Party Sales as a %
of Prescription Sales	92.7	91.3
Total Number of Stores	4,738	4,336

RESULTS OF OPERATIONS

Net earnings for the second quarter ended February 28, 2005, were $490.9 million or $.48 per share (diluted). This was a 13.7% increase in net earnings over the second quarter last year. Net earnings for the six months increased 20.0% to $819.5 million or $.80 per share (diluted). This quarter's results included a $4.7 million pre-tax gain for receipt of our share of prescription drug antitrust litigation settlements. This compares to similar pre-tax settlements of $12.7 million recorded in the second quarter last year. The six month periods included $19.7 million of pre-tax litigation settlements this year and $12.7 million of pre-tax litigation settlements last year. Excluding these gains, earnings rose 15.1% to $487.9 million in the second quarter and 19.5% to $807.1 million for the six month period. The quarterly and six month net earnings increases resulted from improved sales and higher gross margin ratios partially offset by higher expense ratios. Last year's results benefited from one extra day because of the leap year.

Net sales increased by 12.3% in the second quarter to $11.0 billion, and rose by 12.8% to $20.9 billion for the first six months. Drugstore sales increases resulted from sales gains in existing stores and added sales from new stores, each of which include an indeterminate amount of market-driven price changes. Comparable drugstore (those open at least one year) sales were up 7.7% for the quarter and 8.5% for the six month period. We operated 4,738 drugstores as of February 28, 2005 compared to 4,336 a year earlier.

Prescription sales increased 13.8% for the second quarter and 14.1% for the six month periods. The effect of generic drugs, which have a lower retail price, replacing brand name drugs reduced prescription sales by 2.5% in the quarter and 2.4% for the six month period. Prescriptions accounted for 61.2% of sales in the quarter and 62.8% year-to-date. Prescription sales in comparable drugstores increased 10.1% for the quarter and 10.7% for the six-month period. Third party sales, where reimbursement is received from managed care organizations and government and private insurance, were 92.7% of pharmacy sales for the quarter and six month periods in fiscal 2005. This compares to 91.5% for the quarter and 91.3% for the six month period a year ago.

Non-prescription (front-end) sales increased 10.0% in the second quarter and 10.7% for the first six months. Front-end sales are 38.7% of total sales for the quarter and 37.1% for the six-month period. This compares to 39.5% and 37.8% for the same periods a year ago. Comparable front-end drugstore sales were up 4.1% for the quarter and 5.0% for the first six months. Sales increased in part due to new items in the cough and cold category during the periods.

Gross margins were 28.5% of sales in the quarter and 28.0% for the six month period compared to 27.7% and 27.1% for the comparable periods last year. The quarter and six month increase in gross margin was caused by a number of factors. Prescription margins increased because of higher generic drug utilization and better purchasing terms. The higher generic drug utilization was primarily due to a steady stream of new generics over the past year. Partially offsetting these increases was a shift in sales mix toward prescriptions, which carry a lower margin than front-end merchandise. In addition, third party sales, which typically have lower profit margins than cash prescriptions, continue to become a larger portion of prescription sales. Despite favorable increases in photofinishing, non-prescription margins decreased for the quarter due to more aggressive advertising.

We use the LIFO method of inventory valuation, which can only be determined annually when inflation rates and inventory levels are finalized; therefore, LIFO inventory costs for interim financial statements are estimated. Cost of sales includes a LIFO provision of $27.1 million ($.01 per share) and $45.6 million ($.02 per share) for the quarter and six month periods ended February 28, 2005 versus $22.4 million ($.01 per share) and $42.5 million ($.02 per share) for the same periods a year ago. This year and last year our estimated annual inflation rates at the end of February were 1.75%.

Selling, occupancy and administration expenses increased to 21.5% from 20.8% of sales in the quarter and to 21.9% from 21.3% of sales for the six months. The quarter and six month increase was principally caused by costs associated with our ongoing conversion from analog to digital photo labs, store salaries and other store expenses. The quarter increase was partially offset by lower insurance costs as a percent to sales. New generic drugs, which tempered the rate of sales growth, also increased expense ratios in the quarter and six month periods of both fiscal years.

The effective tax rate was 37.25% for the quarter and 36.64% for the six month period this fiscal year compared to 37.50% for the quarter and six month periods a year ago. The decrease for the six month period is principally the result of the settlement of prior year Internal Revenue Service matters in the quarter ended November 30, 2004. We expect that our effective income tax rate for the remainder of fiscal 2005 will be 37.25%.

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
Liability for closed locations -
The liability is based on the present value of future rent obligations and other related costs (net of estimated sublease rent) to the first lease option date.
Liability for insurance claims -

The liability for insurance claims is recorded based on estimates for claims incurred. The provisions are estimated in part by considering historical claims experience, demographic factors and other actuarial assumptions.

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

Allowance for doubtful accounts -
The provision for bad debt is based on both specific receivables and historic write-off percentages.
Cost of sales -
Drugstore cost of sales is primarily derived based on point-of-sale scanning information with an estimate for shrinkage and adjusted based on periodic inventories.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $453.1 million at February 28, 2005, compared to $1,341.5 million at February 29, 2004. Short-term investment objectives are to minimize risk, maintain liquidity and maximize after-tax yields. To attain these objectives, investment limits are placed on the amount, type and issuer of securities. Investments are principally in top-tier money market funds and commercial paper.

Net cash provided by operating activities for the first half of fiscal 2005 was $586.9 million compared to $619.0 million a year ago. Our profitability is the principal source for providing funds for expansion and remodeling programs, dividends to shareholders, the stock repurchase program and various technological improvements.

Net cash used for investing activities was $300.8 million versus $403.9 million last year. Investments in auction rate securities net of redemptions provided $264.0 million over last year for the six month period. We actively invest in municipal bonds and student obligations and purchase these securities at par. While the underlying security is issued as a long term investment, they typically can be purchased and sold every 7, 28 and 35 days. The trading of auction rate securities takes place through a dutch auction with an interest rate reset at the beginning of each holding period. At the end of each holding period the interest is paid to the investor. Additions to property and equipment were $568.4 million compared to $411.5 million last year. There were 180 new or relocated drugstores, including two home medical centers opened during the first six months of this year. This compares to 146 in the same period last year which included three home medical centers and three home infusion locations. New stores are owned or leased. There were 33 owned locations added during the first six months and 90 under construction at February 28, 2005 versus 15 owned locations added and 59 under construction as of February 29, 2004.

Capital expenditures for fiscal 2005 are expected to be approximately $1.3 billion, which is a decrease of $.2 billion from estimates at the beginning of the year. We plan to open approximately 450 new stores in fiscal 2005, with a net increase of approximately 365 stores, and have a total of 7,000 drugstores by the year 2010. We are continuing to relocate stores to more convenient and profitable freestanding locations. In addition to new stores, expenditures are planned for technology and distribution centers. A new distribution center is planned for South Carolina with an anticipated opening date in 2007.

Net cash used for financing activities was $277.0 million compared to $141.6 million last year. On July 14, 2004 the Board of Directors announced a stock repurchase program of up to $1 billion, which we plan to execute over the next four years. During the six months, we purchased $79.6 million of company shares related to the stock repurchase program for a total of $101.6 million purchases since the start of the program. An additional $204.9 million of shares were purchased to support the needs of the employee stock plans, compared to purchases of $113.4 million during the same period last year. For the first six months of this year we had proceeds related to employee stock plans of $91.8 million versus $69.4 million for the same period last year. There were no new borrowings during either period. At February 28, 2005, we had a syndicated bank line of credit facility of $200 million to support our short-term commercial paper program.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The following table lists our contractual obligations and commitments as of February 28, 2005:
	Payments Due by Period (In Millions)
	Total	Less than 1 Year	1-3 Years	3-5 Years	Over 5 Years
Operating leases*	$22,768.2	$ 1,321.8	$ 2,683.6	$ 2,553.1	$16,209.7
Purchase obligations:
Open inventory purchase orders*	715.5	715.5	-	-	-
Real estate development*	405.2	405.2	-	-	-
Other corporate obligations*	78.6	56.6	22.0	-	-
Insurance	403.9	148.3	136.3	78.7	40.6
Retiree health & life	228.6	7.7	15.7	20.6	184.6
Closed location obligations	78.3	19.6	27.2	16.8	14.7
Long-term debt	33.2	21.3	9.3	.6	2.0
Capital lease obligations	40.7	1.0	2.0	2.0	35.7
Other long-term liabilities reflected on the balance sheet	172.7	8.4	13.4	16.6	134.3
Total	$24,924.9	$2,705.4	$2,909.5	$2,688.4	$16,621.6

* Not on balance sheet.

OFF-BALANCE SHEET ARRANGEMENTS

Letters of credit are issued to support purchase obligations and other commitments (as reflected on the Contractual Obligations and Commitments table) as follows (In Millions):

Inventory obligations	$ 20.7
Real estate development	1.6
Insurance	225.3
Total	$247.6

We have no off-balance sheet arrangements other than those disclosed on the above Contractual Obligations and Commitments table.

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

The following factors, in addition to those discussed elsewhere in this Form 10-Q and in our Annual Report on Form 10-K/A for the fiscal year ended August 31, 2004, could cause results to differ materially from management expectations as projected in such forward-looking statements: the impact of events related to any terrorist actions; changes in economic conditions generally or in the markets served by the company; consumer preferences and spending patterns; competition from other drugstore chains, supermarkets, on-line retailers, other retailers, mail order companies and pharmacies; the introduction of new brand and generic prescription drugs; changes in state or federal legislation or regulations; the efforts of third party payers to reduce pharmacy reimbursement rates; the success of planned advertising and merchandising strategies; the availability and cost of real estate and construction; changes in accounting policies and practices; the company's ability to hire and retain pharmacists and other store and management personnel; the company's relationships with its suppliers; the company's ability to successfully implement new computer systems and technology; and adverse determinations with respect to litigation or other claims. Unless otherwise required by applicable securities laws, the company assumes no obligation to update its forward-looking statements to reflect subsequent events or circumstances.

Item 3. Qualitative and Quantitative Disclosure about Market Risk

Management does not believe that there is any material market risk exposure with respect to derivative or other financial instruments that would require disclosure under this item.

Item 4. Controls and Procedures

Based on their evaluation as of February 28, 2005 and taking into consideration the restatement described in Note 1 on page 6, pursuant to Exchange Act Rule 13a-15(b), the company's management, including its Chief Executive Officer and Chief Financial Officer believe the company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e)) are effective.

In connection with the evaluation pursuant to Exchange Act Rule 13a-15(d) of the company's internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) by the company's management, including its Chief Executive Officer and Chief Financial Officer, no changes during the quarter ended February 28, 2005 were identified that have materially affected, or are reasonably likely to materially affect, the company's internal control over financial reporting.

PART 11. OTHER INFORMATION

Item 2. Change in Securities, Use of Proceeds and Issuer Purchases of Equity Securities
(c)

The following table provides information about purchases by the company during the quarter ended February 28, 2005 of equity securities that are registered by the company pursuant to Section 12 of the Exchange Act:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
12/01/2004 - 12/31/2004	-	$ -	-	$911,681,810
01/01/2005 -01/31/2005	1,550,400	41.80	318,000	898,415,282
02/01/2005 -02/28/2005	2,326,500	43.17	-	898,415,282
Total	3,876,900	$42.62	318,000	$898,415,282

(1)

The company repurchased an aggregate of 3,558,900 shares of its common stock in open-market transactions to satisfy the requirements of the company's employee stock purchase and option plans, as well as the company's Nonemployee Director Stock Plan.

(2)

On July 14, 2004, the Board of Directors approved a stock repurchase program, pursuant to which up to $1 billion of the company's common stock may be repurchased. This program was announced in the company's report on Form 8-K, which was filed on July 15, 2004. The total remaining authorization under the repurchase programs was $898,415,282 as of February 28, 2005. The expiration date of the repurchase program is July 13, 2008.

Item 4. Submission of Matters to a Vote of Security Holders

  a.  The company held its Annual Meeting of Shareholders on January 12, 2005.

  c.  (1) The shareholders voted for election of the following directors to serve until the next annual meeting or until their successors are elected and qualified:

	Votes For	Votes Withheld
David W. Bernauer	871,221,729	17,870,767
William C. Foote	866,615,137	22,477,359
James J. Howard	870,639,017	18,453,479
Alan G. McNally	878,394,871	10,697,624
Cordell Reed	877,500,739	11,591,757
Jeffrey A. Rein	863,950,395	25,142,101
David Y. Schwartz	877,400,736	11,691,760
John B. Schwemm	858,999,084	30,093,411
Marilou M. von Ferstel	870,405,526	18,686,969
Charles R. Walgreen III	871,018,127	18,074,368

(2) The proposal to ratify the appointment of Deloitte & Touche as the company's independent registered public accounting firm was approved by a vote of 876,944,543 for, 6,028,193 against and 6,118,760 abstentions. There were 1,000 broker non-votes.

(3) The shareholder proposal to amend the by-laws to separate the positions of Chairman of the Board and Chief Executive Officer was rejected by a vote of 240,382,333 for, 455,087,933 against and 14,148,907 abstentions. There were 179,473,323 broker non-votes.

Item 6. Exhibits

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

4.(a)  Rights Agreement dated as of July 10, 1996, between the company and Harris Trust and Savings Bank, filed with the Securities and Exchange Commission as Exhibit 1 to Registration Statement on Form 8-A on July 11, 1996 (File No. 1-604), and incorporated by reference herein.

10.(a)  Form of Memorandum Summarizing Executive Retirement Benefits, filed with the Securities and Exchange Commission as Exhibit 10(a) to the company's Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2005.

31.1  Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2  Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1  Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, U.S.C. Section 1350.

32.2  Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WALGREEN CO.
(Registrant)

Dated: April 8, 2005	/s/ W.M. Rudolphsen
W.M. Rudolphsen
Senior Vice President
(Chief Financial Officer)

Dated: April 8, 2005	/s/ M.M. Scholz
M.M. Scholz
Controller
(Chief Accounting Officer)