Form 10-Q
period 2005-05-31
WALGREEN CO
filed 2005-07-08
CIK 104207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED MAY 31, 2005

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

(847) 914-2500
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

Yes [X] No [ ]

The number of shares outstanding of the registrant's Common Stock, $.078125 par value, as of June 30, 2005 was 1,015,560,270.

WALGREEN CO. AND SUBSIDIARIES
CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

The consolidated condensed financial statements included herein have been prepared by the company pursuant to the rules and regulations of the Securities and Exchange Commission. The Consolidated Condensed Balance Sheet as of May 31, 2005, the Consolidated Condensed Statements of Earnings for the three and nine months ended May 31, 2005 and 2004, and the Consolidated Condensed Statements of Cash Flows for the nine months ended May 31, 2005 and 2004, have been prepared without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the company's latest annual report on Form 10-K/A.

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

WALGREEN CO. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(UNAUDITED)
(Dollars in Millions)

	May 31,	August 31,
	2005	2004
Assets
Current Assets:
Cash and cash equivalents	$541.2	$444.0
Short term investments - available for sale	829.0	1,251.5
Accounts receivable, net	1,515.7	1,169.1
Inventories	5,204.6	4,738.6
Other current assets	191.9	161.2
Total Current Assets	8,282.4	7,764.4
Property and Equipment, at cost, less
accumulated depreciation and amortization of
$1,921.2 at May 31 and $1,647.9 at August 31	5,931.5	5,446.4
Other Non-Current Assets	127.7	131.3
Total Assets	$14,341.6	$13,342.1

Liabilities & Shareholders' Equity
Current Liabilities:
Trade accounts payable	$2,827.1	$2,641.5
Accrued expenses and other liabilities	1,454.4	1,370.5
Income taxes	106.5	65.9
Total Current Liabilities	4,388.0	4,077.9
Non-Current Liabilities:
Deferred income taxes	271.8	274.1
Other non-current liabilities	965.3	850.4
Total Non-Current Liabilities	1,237.1	1,124.5
Shareholders' Equity:
Preferred stock $.0625 par value; authorized
32 million shares; none issued	-	-
Common stock $.078125 par value; authorized
3.2 billion shares; issued 1,025,400,000
at May 31 and August 31	80.1	80.1
Paid-in capital	577.6	632.6
Employee stock loan receivable	(83.9)	-
Retained earnings	8,573.1	7,503.3
Treasury stock, at cost; 10,176,184 shares at May 31 and
2,107,263 shares at August 31	(430.4)	(76.3)
Total Shareholders' Equity	8,716.5	8,139.7
Total Liabilities & Shareholders' Equity	$14,341.6	$13,342.1

The accompanying Notes to Consolidated Condensed Financial
Statements are an integral part of these Statements.

WALGREEN CO. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
(UNAUDITED)
(In Millions Except Per Share Data)

	Three Months Ended		Nine Months Ended
		May 31,		May 31,
		2004		2004
	May 31,	(Restated)	May 31,	(Restated)
	2005	(See Note 1)	2005	(See Note 1)

Net sales	$ 10,830.6	$ 9,578.5	$ 31,706.7	$ 28,081.5

Costs and Deductions:
Cost of sales	7,814.4	7,000.7	22,852.0	20,498.0
Selling, occupancy and
administration	2,378.7	2,036.8	6,955.2	5,969.0
	10,193.1	9,037.5	29,807.2	26,467.0
Other Income:
Interest income	10.9	3.6	22.7	10.4
Other income	6.6	3.0	26.3	15.7
	17.5	6.6	49.0	26.1

Earnings before income tax provision	655.0	547.6	1,948.5	1,640.6
Income tax provision	244.0	205.3	718.0	615.2
Net earnings	$ 411.0	$ 342.3	$ 1,230.5	$ 1,025.4
Per share-
Basic	$ .41	$ .33	$ 1.21	$ 1.00
Diluted	$ .40	$ .33	$ 1.20	$ .99

Dividends declared	$ .0525	$ .043125	$ .1575	$ .129375

Average shares outstanding	1,019.5	1,023.3	1,021.2	1,024.2
Dilutive effect of stock options	9.6	7.0	8.2	7.4
Average shares outstanding
assuming dilution	1,029.1	1,030.3	1,029.4	1,031.6

The accompanying Notes to Consolidated Condensed Financial
Statements are an integral part of these Statements.

WALGREEN CO. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Dollars in Millions)

	Nine Months Ended
	May 31,	May 31,
	2005	2004

Net cash provided by operating activities	$ 1,139.9	$ 1,419.6

Cash flows from investing activities:
Purchases of short term investments - available for sale	(8,264.3)	(8,702.5)
Proceeds from sale of short term investments - available for sale	8,702.1	7,485.4
Additions to property and equipment	(855.9)	(630.9)
Net proceeds from corporate-owned life insurance policies	8.5	8.6
Disposition of property and equipment	10.8	16.1
Net cash used for investing activities	(398.8)	(1,823.3)

Cash flows from financing activities:
Stock purchases	(644.7)	(184.6)
Proceeds related to employee stock plans	137.6	101.3
Cash dividends paid	(161.1)	(132.6)
Other	24.3	(11.3)
Net cash used for financing activities	(643.9)	(227.2)

Changes in cash and cash equivalents:
Net increase (decrease) in cash and cash equivalents	97.2	(630.9)
Cash and cash equivalents at beginning of year	444.0	1,268.0
Cash and cash equivalents at end of period	$ 541.2	$ 637.1

The accompanying Notes to Consolidated Condensed Financial
Statements are an integral part of these Statements.

WALGREEN CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(1) The company has recorded a non-cash correction of lease accounting errors. These adjustments conform the accounting for leases to accounting principles generally accepted in the United States of America as described in a letter issued by the Chief Accountant of the Securities and Exchange Commission. Although the company does not believe that these errors resulted in a material misstatement of its consolidated financial statements for any annual or interim period previously reported, the effect of correcting the cumulative impact of the errors in the current year would have had a material effect on the current fiscal year results.

Prior to February 28, 2005, when accounting for leases, the company recorded rent expense on a straight-line basis over the firm term of the lease, with the term commencing when actual rent payments began. Depreciation of buildings on leased land occurred over a period that may have included both the firm term of the lease as well as certain option periods.

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

The following is a summary of the effects of the corrections (In Millions, Except Per Share Data):
Consolidated Condensed Statement of Earnings
	Three Months Ended May 31, 2004
	As Reported	Adjustment	As Restated
Selling, Occupancy and Administration	$ 2,033.1	$ 3.7	$ 2,036.8
Earnings Before Income Tax Provision	551.3	(3.7)	547.6
Income Tax Provision	206.7	(1.4)	205.3
Net Earnings	344.6	(2.3)	342.3
Per Share-
Basic	$ .34	(.01)	$ .33
Diluted	.33	-	.33
Consolidated Condensed Statement of Earnings
	Nine Months Ended May 31, 2004
	As Reported	Adjustment	As Restated
Selling, Occupancy and Administration	$ 5,956.8	$ 12.2	$ 5,969.0
Earnings Before Income Tax Provision	1,652.8	(12.2)	1,640.6
Income Tax Provision	619.8	(4.6)	615.2
Net Earnings	1,033.0	(7.6)	1,025.4
Per Share-
Basic	$ 1.01	(.01)	$ 1.00
Diluted	1.00	(.01)	.99

Additionally, auction rate securities which were previously classified as cash and cash equivalents have been reclassified as short term investments-available for sale. The cash flows related to these investments are disclosed as investing activities in the company's Consolidated Condensed Statements of Cash Flows.

(2) Inventories are valued on a lower of last-in, first-out (LIFO) cost or market basis. At May 31, 2005 and August 31, 2004, inventories would have been greater by $806.2 million and $736.4 million, respectively, if they had been valued on a lower of first-in, first-out (FIFO) cost or market basis. LIFO inventory costs can only be determined annually when inflation rates and inventory levels are finalized; therefore, LIFO inventory costs for interim financial statements are estimated. Cost of sales is primarily based upon point-of-sale scanning information with an estimate for shrinkage and adjusted based on periodic inventories.

(3) The company capitalized interest expense as part of significant construction projects. The amounts capitalized were $.9 million and $2.9 million for the quarter and nine-month periods ended May 31, 2005 versus $.2 million and $.6 million for the comparable periods of a year ago.

(4) The company remains secondarily liable on 31 assigned leases. The maximum potential of undiscounted future payments is $7.4 million as of May 31, 2005. Lease option dates vary with some extending to 2013. Approximately half of the assignments were a result of the sale of the "Wag's" restaurants in August 1988.

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
		Three Months Ended		Nine Months Ended
			May 31,		May 31,
			2004		2004
		May 31,	(Restated)	May 31,	(Restated)
(In Millions Except Per Share Data)		2005	(See Note 1)	2005	(See Note 1)
Net Earnings, as reported		$ 411.0	$ 342.3	$ 1,230.5	$ 1,025.4
Add:	Stock-based employee compensation expense included in reported net income, net of related tax effects	.1	.1	.2	.3
Deduct:	Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(26.8)	(11.0)	(57.1)	(33.3)
Pro forma net earnings		$ 384.3	$ 331.4	$ 1,173.6	$ 992.4
Earnings per share:
	Basic - as reported	$ .41	$ .33	$ 1.21	$ 1.00
	Basic - pro forma	$ .38	$ .32	$ 1.15	$ .97

	Diluted - as reported	$ .40	$ .33	$ 1.20	$ .99
	Diluted - pro forma	$ .37	$ .32	$ 1.14	$ .96

(6) The principal retirement plan for employees is the Walgreen Profit-Sharing Retirement Trust to which both the company and the employees contribute. The company's contribution, which is determined annually at the discretion of the Board of Directors, has historically related to pre-tax income. The profit-sharing provision was $58.3 million for the quarter and $173.4 million for the nine month periods as compared to $49.0 million and $147.0 million for the same periods last year. The company's contributions were zero during the quarter and $262.3 million during the nine month period ended May 31, 2005. This compares to no contribution for the quarter and $161.5 million for the nine month period ended May 31, 2004.

The company provides certain health insurance benefits for retired employees who meet eligibility requirements, including age, years of service and date of hire. The costs of these benefits are accrued over the period earned. The company's postretirement health and life benefit plans currently are not funded.

	Three Months Ended		Nine Months Ended
Components of Net Periodic Benefit Costs	May 31,	May 31,	May 31,	May 31,
(In Millions):	2005	2004	2005	2004
Service cost	$ 6.5	$ 4.8	$17.7	$14.5
Interest cost	6.1	5.6	18.8	16.8
Amortization of actuarial loss	2.8	2.5	7.8	7.4
Amortization of prior service cost	(.5)	(.1)	(1.5)	(.3)
Transition obligation	4.9	---	4.9	---
Total postretirement benefit cost	$19.8	$12.8	$47.7	$38.4

On December 8, 2003, the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the Act) was signed into law. The Act introduces a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retirement health care benefit plans.

Effective March 1, 2005, the company's retiree prescription drug plan became qualified under ERISA. This qualification will allow the company to apply for the federal subsidy under the Act. The company has performed a remeasurement of the plan as of March 1, 2005 to reflect the benefit of the subsidy. The accumulated postretirement benefit obligation (APBO) and net periodic benefit costs have been reduced by approximately $13.4 million and $.8 million, respectively. The remeasurement reflects a 5.5% discount rate. The reduction in expenses is offset by the costs for additional retiree medical coverage.

(7) Certain other amounts for fiscal 2004 and 2003 have been reclassified to be consistent with the fiscal 2005 presentation.

MANAGEMENT'S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

INTRODUCTION

Walgreens is engaged in the retail sale of prescription and nonprescription drugs and general merchandise. General merchandise includes, among other things, over-the-counter medicine, cosmetics, health and beauty care products, household items, food, beverages and photofinishing. Customers can have prescriptions filled at the drugstore counter, as well as through the mail, by telephone, and on the Internet. The total number of drugstores (including three mail service facilities) at May 31, 2005 was 4,805 located in 45 states and Puerto Rico.

The drugstore industry is highly competitive. In addition to other drugstore chains, independent drugstores, mail order prescription providers and Internet pharmacies, we also compete with various other retailers including grocery stores, convenience stores, mass merchants and dollar stores.

The long-term outlook for prescription sales is strong due in part to the aging population, as well as the continued development of innovative drugs that improve quality of life and control healthcare costs. Although the effect of the new Medicare prescription drug legislation on retail pharmacy is difficult to ascertain at this time, we are experiencing additional prescription sales as a result of the new senior discount cards; however, gross margin rates on these sales are lower. As an efficient provider, we feel we are positioned well for these industry developments. We continue with expansion into new markets and increased penetration in existing markets. We believe we are well-staffed with pharmacists for both current demands and future growth, with only select market needs.

RESTATEMENT AND RECLASSIFICATION OF FINANCIAL STATEMENTS

As disclosed in our March 21, 2005 Form 8-K, we recorded a non-cash correction of lease accounting errors. These adjustments conform the accounting for leases to accounting principles generally accepted in the United States of America as described in a letter issued by the Chief Accountant of the Securities and Exchange Commission. Although we do not believe that these errors resulted in a material misstatement of the consolidated financial statements for any annual or interim period previously reported, the effect of correcting the cumulative impact of the errors in the current year would have had a material effect on the current fiscal year results.

Prior to February 28, 2005, when accounting for leases, we recorded rent expense on a straight-line basis over the firm term of the lease, with the term commencing when actual rent payments began. Depreciation of buildings on leased land occurred over a period that may have included both the firm term of the lease as well as certain option periods.

We revised our accounting such that the commencement date of all lease terms is the earlier of the date we become legally obligated to make rent payments or the date we have the right to control the property. Additionally, we recognize rent expense on a straight-line basis over a time period that equals or exceeds the time period used for depreciation of buildings on leased land.

As a result, we have restated our consolidated condensed statement of earnings for the three and nine months ended May 31, 2004. Refer to Note 1 on page 6. The following discussion of Results of Operations and Liquidity and Capital Resources reflects those restatements.

Additionally, auction rate securities which were previously classified as cash and cash equivalents have been reclassified as short term investments-available for sale. The cash flows related to these investments are now disclosed as investing activities in the company's Consolidated Condensed Statements of Cash Flows.

OPERATING STATISTICS
	Percentage Increase (Decrease)
	Three Months Ended May 31, 2005	Nine Months Ended May 31, 2005
Net Sales	13.1	12.9
Net Earnings	20.1	20.0
Comparable Drugstore Sales	8.7	8.6
Prescription Sales	14.0	14.1
Comparable Prescription Sales	10.2	10.5
Front-End Sales	11.8	11.1
Comparable Front-End Sales	6.1	5.4
	Percent to Sales
	Three Months Ended		Nine Months Ended
	May 31		May 31
	2005	2004	2005	2004
Gross Margin	27.9	26.9	27.9	27.0
Selling, Occupancy and Administration Expenses	22.0	21.3	21.9	21.3
	Other Statistics
	May 31, 2005	May 31, 2004
Year to Date Prescription Sales as a % of Net Sales	63.4	62.7
Year to Date Third Party Sales as a % of Prescription Sales	92.7	91.5
Total Number of Stores	4,805	4,414

RESULTS OF OPERATIONS

Net earnings for the third quarter ended May 31, 2005, were $411.0 million or $.40 per share (diluted). This was a 20.1% increase in net earnings over the third quarter last year. Net earnings for the nine months increased 20.0% to $1,230.5 million or $1.20 per share (diluted). This quarter's results included a $6.6 million pre-tax gain for receipt of our share of litigation settlements. This compares to similar pre-tax settlements of $3.0 million recorded in the third quarter last year. The nine month periods included $26.3 million (pre-tax) in litigation settlements this year and $15.7 million (pre-tax) last year. Excluding these gains, earnings rose 19.5% to $406.9 million in the third quarter and 19.5% to $1,214.0 million for the nine-month period. The quarter and nine month net earnings increases resulted from improved sales and higher gross margin ratios partially offset by higher expense ratios.

Net sales increased by 13.1% in the third quarter to $10.8 billion, and rose by 12.9% to $31.7 billion for the first nine months. Drugstore sales increases resulted from sales gains in existing stores and added sales from new stores, each of which include an indeterminate amount of market-driven price changes. Comparable drugstore (those open at least one year) sales were up 8.7% for the quarter and 8.6% for the first nine month period. We operated 4,805 drugstores as of May 31, 2005 compared to 4,414 a year earlier.

Prescription sales increased 14.0% for the third quarter and 14.1% for the first nine months. The effect of generic drugs, which have a lower retail price, replacing brand name drugs reduced drugstore prescription sales by 2.5% in the quarter and 2.4% for the nine month period. Prescriptions accounted for 64.6% of sales in the quarter and 63.4% year-to-date compared to 64.0% for the quarter and 62.7% for the nine month period a year ago. Prescription sales in comparable drugstores increased 10.2% for the quarter and 10.5% for the nine-month period. Third party sales, where reimbursement is received from managed care organizations and government and private insurance, were 92.9% of pharmacy sales for the quarter and 92.7% for the nine month period in fiscal 2005. This compares to 92.0% for the quarter and 91.5% for the nine month period a year ago.

Non-prescription (front-end) sales increased 11.8% in the third quarter and 11.1% for the first nine months. Front-end sales are 35.3% of total sales for the quarter and 36.5% for the nine-month period. This compares to 35.7% and 37.1% for the same periods a year ago. Comparable front-end drugstore sales were up 6.1% for the quarter and 5.4% for the first nine months. Sales increased in part due to new items in the cough and cold category during the periods, as well as the flu season peaking later this year.

Gross margins were 27.9% of sales in the quarter and nine-month periods compared to 26.9% and 27.0% for the comparable periods last year. The quarter and nine month increase in gross margin was caused by a number of factors. Growth in generic drug sales, better purchasing terms and more digital photofinishing all contributed to the increase. The higher generic drug utilization was primarily due to a steady stream of new generics over the past year. Partially offsetting these increases was a shift in sales mix toward prescriptions, which carry a lower margin than front-end merchandise. In addition, third party sales, which typically have lower profit margins than cash prescriptions, continue to become a larger portion of prescription sales. Front-end margins were slightly lower for the quarter and nine month periods.

We use the LIFO method of inventory valuation, which can only be determined annually when inflation rates and inventory levels are finalized; therefore, LIFO inventory costs for interim financial statements are estimated. Cost of sales includes a LIFO provision of $24.2 million ($.01 per share) and $69.8 million ($.03 per share) for the quarter and nine-month periods ended May 31, 2005 versus $12.7 million (less than $.01 per share) and $55.2 million ($.03 per share) for the same periods a year ago. Last year the estimated annual inflation rate was lowered from 1.75% to 1.50% in the third quarter. This year our estimated annual inflation rate remains 1.75%.

Selling, occupancy and administration expenses increased to 22.0% from 21.3% of sales in the quarter and to 21.9% from 21.3% for the nine month period. The quarter increase was principally caused by costs associated with various legal matters, store salaries and other store expenses. The nine month period increase was principally caused by store salaries, costs associated with our on-going conversion from analog to digital photo labs and other store expenses. New generic drugs, which tempered the rate of sales growth, also increased expense ratios in the quarter and nine month periods of both fiscal years.

The effective tax rate was 37.25% for the quarter and 36.85% for the nine-month period this fiscal year compared to 37.50% for the quarter and nine month periods a year ago. The decrease for the nine month period is principally the result of the settlement of prior year Internal Revenue Service matters in the quarter ended November 30, 2004. We expect that our effective income tax rate for the remainder of fiscal 2005 will be 37.25%.

CRITICAL ACCOUNTING POLICIES

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and include amounts based management's prudent judgments and estimates. Actual results may differ from these estimates. Management believes that any reasonable deviation from those judgments and estimates would not have a material impact on our consolidated financial position or results of operations. To the extent that the estimates used differ from actual results, however, adjustments to the statement of earnings and corresponding balance sheet accounts would be necessary. These adjustments would be made in future statements. Some of the more significant estimates include liability for closed locations, liability for insurance claims, vendor allowances, allowance for doubtful accounts, and cost of sales. We use the following techniques to determine estimates:

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

Vendor allowances -

Vendor allowances are principally received as a result of purchases, sales or promotion of vendors' products. Allowances are generally recorded as a reduction of inventory and are recognized as a reduction of cost of sales when the related merchandise is sold. Those allowances received for promoting vendors' products are offset against advertising expense and result in a reduction of selling, occupancy and administration expense to the extent of advertising incurred, with the excess treated as a reduction of inventory costs.

Allowance for doubtful accounts -
The provision for bad debt is based on both specific receivables and historic write-off percentages.
Cost of sales -
Drugstore cost of sales is primarily derived based on point-of-sale scanning information with an estimate for shrinkage and adjusted based on periodic inventories.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $541.2 million at May 31, 2005, compared to $637.1 million at May 31, 2004. Short-term investment objectives are to minimize risk, maintain liquidity and maximize after-tax yields. To attain these objectives, investment limits are placed on the amount, type and issuer of securities. Investments are principally in top-tier money market funds and commercial paper.

Net cash provided by operating activities for the first nine months of fiscal 2005 was $1,139.9 million compared to $1,419.6 million a year ago. The change between periods was primarily caused by increased inventory levels. Our profitability is the principal source of funds for expansion and remodeling programs, dividends to shareholders and funding for various technological improvements.

Net cash used for investing activities was $398.8 million versus $1,823.3 million last year. Redemptions, net of investments, provided $1,654.9 million over last year for the nine month period. These short-term investments are subject to the cash investment objectives stated above. We actively invest in municipal bonds and student obligations and purchase these securities at par. While the underlying security is issued as a long term investment, they typically can be purchased and sold every 7, 28 and 35 days. The trading of auction rate securities takes place through a dutch auction with an interest rate reset at the beginning of each holding period. At the end of each holding period the interest is paid to the investor. Additions to property and equipment were $855.9 million compared to $630.9 million last year. There were 267 new or relocated stores, including four home medical centers and three clinical pharmacies opened during the first nine months of this year. This compares to 234 in the same period last year, which included four home medical centers, three home infusion locations and one clinical pharmacy. New stores are owned or leased. There were 60 owned locations added during the first nine months and 100 under construction at May 31, 2005 versus 22 owned locations added and 60 under construction as of May 31, 2004.

Capital expenditures for fiscal 2005 are expected to be approximately $1.2 billion, which is a decrease of $.3 billion from estimates at the beginning of the year. We plan to open approximately 440 new stores in fiscal 2005, with a net increase of approximately 365 stores; approximately 475 new stores in fiscal year 2006, with a net increase of approximately 390 stores; and still have a total of 7,000 drugstores by the year 2010. We are continuing to relocate stores to more convenient and profitable freestanding locations. In addition to new stores, expenditures are planned for technology and distribution centers. A new distribution center is planned for South Carolina with an anticipated opening date in 2007.

Net cash used for financing activities was $643.9 million compared to $227.2 million last year. On July 14, 2004 the Board of Directors announced a stock repurchase program of up to $1 billion, which we plan to execute over the next four years. During the nine months, we purchased $286.2 million of company shares related to the stock repurchase program for a total of $308.2 million purchases since the start of the program. An additional $358.5 million of shares were purchased to support the long-term needs of the employee stock plans, compared to purchases of $184.6 million last year. There were no short-term borrowings during either period. At May 31, 2005, we had a multi-year syndicated bank line of credit facility of $200 million to support our short-term commercial paper program.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The following table lists our contractual obligations and commitments as of May 31, 2005:
	Payments Due by Period (In Millions)
	Total	Less than 1 Year	1-3 Years	3-5 Years	Over 5 Years
Operating leases*	$ 23,131.5	$ 1,335.9	$2,712.0	$2,594.1	$ 16,489.5
Purchase obligations:
Inventory commitments*	1,212.2	1,074.9	64.4	62.7	10.2
Real estate development*	440.3	440.3	-	-	-
Other corporate obligations*	324.1	186.6	87.6	43.5	6.4
Insurance	424.4	155.8	143.3	82.7	42.6
Retiree health & life	246.1	6.3	14.6	19.2	206.0
Closed location obligations	78.0	19.5	27.8	16.7	14.0
Long-term debt	34.6	22.5	9.6	.6	1.9
Capital lease obligations	40.4	.5	2.0	2.0	35.9
Other long-term liabilities reflected on the balance sheet	364.9	18.6	35.7	37.7	272.9
Total	$ 26,296.5	$ 3,260.9	$ 3,097.0	$ 2,859.2	$ 17,079.4

* Not on balance sheet.

OFF-BALANCE SHEET ARRANGEMENTS

Letters of credit are issued to support purchase obligations and other commitments (as reflected on the Contractual Obligations and Commitments table) as follows (in millions):
Inventory obligations	$ 54.1
Real estate development	1.7
Insurance	225.3
Total	$ 281.1

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

In December 2004, the FASB issued Statement 123 (revised) "Share-Based Payment," which will be effective in the first quarter of fiscal year 2006. This statement will eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25 (Accounting for Stock Issued to Employees) and will require instead that compensation expense be recognized based on the fair value on the date of the grant. The recognition of compensation expense for stock options will reduce net income in the future. We cannot predict the amount of that expense as it will depend on the number of stock options granted as well as the assumptions used to value them.

In May 2005, FASB issued Statement 154, "Accounting Changes and Error Corrections," which will be effective in the first quarter of fiscal year 2007. This statement addresses the retrospective application of such changes and corrections and will be followed if and when necessary.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain information in this Form 10-Q, as well as in other public filings, the company website, press releases and oral statements made by our representatives, is forward-looking information based on current expectations and plans that involve risks and uncertainties. Forward-looking information includes statements concerning pharmacy sales trends, prescription margins, number and location of new store openings, level of capital expenditures, demographic trends, growth trends related to our business or industry; as well as those that include or are preceded by the words "expects,""estimates,""believes," "plans," "anticipates" or similar language. For such statements, we claim the protection of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

The following factors, in addition to those discussed elsewhere in this Form 10-Q and in our Annual Report on Form 10-K/A for the fiscal year ended August 31, 2004, could cause results to differ materially from management expectations as projected in such forward-looking statements: the impact of events related to any terrorist actions; changes in economic conditions generally or in the markets served by the company; consumer preferences and spending patterns; competition from other drugstore chains, independent drugstores, mail order prescription providers, Internet pharmacies, and various other retailers including grocery stores, convenience stores, mass merchants and dollar stores; the introduction of new brand and generic prescription drugs; changes in or the introduction of new state or federal legislation or regulations; the efforts of third party payers to reduce pharmacy reimbursement rates; the success of planned advertising and merchandising strategies; the availability and cost of real estate and construction; changes in accounting policies and practices; the company's ability to hire and retain pharmacists and other store and management personnel; the company's relationships with its suppliers; the company's ability to successfully implement new computer systems and technology; and adverse determinations with respect to litigation or other claims. Unless otherwise required by applicable securities laws, the company assumes no obligation to update its forward-looking statements to reflect subsequent events or circumstances.

Item 3. Qualitative and Quantitative Disclosure about Market Risk

Management does not believe that there is any material market risk exposure with respect to derivative or other financial instruments that would require disclosure under this item.

Item 4. Controls and Procedures

Based on their evaluation as of May 31, 2005 pursuant to Exchange Act Rule 13a-15(b), the company's management, including its Chief Executive Officer and Chief Financial Officer, believe the company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e)) are effective.

In connection with the evaluation pursuant to Exchange Act Rule 13a-15(d) of the company's internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) by the company's management, including its Chief Executive Officer and Chief Financial Officer, no changes during the quarter ended May 31, 2005 were identified that have materially affected, or are reasonably likely to materially affect, the company's internal control over financial reporting.

PART II - OTHER INFORMATION
Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

(e)

The following table provides information about purchases by the company during the quarter ended May 31, 2005 of equity securities that are registered by the company pursuant to Section 12 of the Exchange Act:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
03/01/2005 - 03/31/2005	-	$ -	-	$898,415,282
04/01/2005 - 04/30/2005	4,273,000	43.61	1,773,000	820,999,365
05/01/2005-05/31/2005	3,880,000	44.80	2,880,000	691,828,485
Total	8,153,000	$44.18	4,653,000	$691,828,485

(1)

The company repurchased an aggregate of 3,500,000 shares of its common stock in open-market transactions pursuant to the requirements of the company's employee stock purchase and option plans, as well as the company's Nonemployee Director Stock Plan.

(2)

On July 14, 2004, the Board of Directors approved a stock repurchase program, pursuant to which up to $1 billion of the company's common stock may be repurchased. This program was announced in the company's report on Form 8-K, which was filed on July 15, 2004. The total remaining authorization under the repurchase programs was $691,828,485 as of May 31, 2005. The expiration date of the repurchase program is July 13, 2008.

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

WALGREEN CO.
(Registrant)

Dated: July 7, 2005	/s/ W.M. Rudolphsen
W.M. Rudolphsen
Senior Vice President
(Chief Financial Officer)

Dated: July 7, 2005	/s/ M.M. Scholz
M.M. Scholz
Controller
(Chief Accounting Officer)