Form 10-K
period 2005-08-31
WALGREEN CO
filed 2005-11-04
CIK 104207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the fiscal year ended August 31, 2005.

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

Registrant's telephone number, including area code: (847) 914-2500

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
Yes X No _____
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes No _X___

As of February 28, 2005, the aggregate market value of Walgreen Co. common stock, par value $.078125 per share, held by non-affiliates (based upon the closing transaction price on the New York Stock Exchange) was approximately $43,565,239,000. As of October 31, 2005, there were 1,012,080,363 shares of Walgreen Co. common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the year ended August 31, 2005, only to the extent expressly so stated herein, are incorporated by reference into parts I, II and IV of Form 10-K. Portions of the registrant's proxy statement for its 2005 annual meeting of shareholders to be held January 11, 2006, are incorporated by reference into part III of Form 10-K.

PART I

Item 1. Business

(a) General development of business.

Walgreen Co. (The "company" or "Walgreens") was incorporated as an Illinois corporation in 1909 as a successor to a business founded in 1901. Walgreens is the nation's largest drugstore chain (based on sales) recorded its 31st year of consecutive sales and earnings growth. Included in these results was the effect of Hurricane Katrina, which forced the closing of 74 stores in the Gulf Coast states. During the year, the company opened 435 stores for a net increase of 371 new stores after closings and relocations. The total number of stores at August 31, 2005 was 4,950 (includes stores closed as of August 31, 2005, due to Hurricane Katrina) located in 45 states and Puerto Rico. In addition, the company operates 3 mail service facilities. Aggressive growth will continue as the company anticipates operating more than 7,000 stores by 2010.

To support store expansion, the company opened four distribution centers in the past four years, the most recent in Moreno Valley, California in fiscal 2004. These centers are twenty percent more productive than our older distribution centers. In July 2004, Walgreens broke ground on the first of a new-generation distribution center in South Carolina. Scheduled to open in 2007, this center is expected to provide another twenty percent productivity improvement.

Prescription sales continue to become a larger portion of the company's business. This year prescriptions accounted for 63.7% of sales compared to 63.2% last year. Third party sales, where reimbursement is received from managed care organizations as well as government and private insurance, were 92.7% of prescription sales compared to 91.7% a year ago. Overall, Walgreens filled 490 million prescriptions in 2005, an increase of 10.6% from the previous year and more than any other pharmacy retailer.

Pharmacy sales trends are expected to continue to grow due, in part, to the aging population and new drug development. The company also expects to capture additional sales when the Medicare Part D prescription drug benefit rolls out in calendar 2006.

In November 2003, Walgreens pharmacy benefit manager (PBM) introduced Advantage90, a 90-day retail prescription option to mandatory mail programs. Since its introduction, 180 managed care plans are offering Advantage90 to a total of 1,487,890 members.

Photofinishing continued to contribute to gross margins for general merchandise in 2005, as the company expands its digital photo offerings. It is expected that the new online digital photo service, which will be introduced in fiscal 2006, will increase sales.

During fiscal 2005, Walgreens' market share in 54 of the top 60 front-end categories increased, as compared to all food, drug and mass merchandise competitors. Today, 125 million people live within two miles of a Walgreens and 4.4 million shoppers walk into a Walgreens store daily. The company plans to increase business by investing in prime locations, technology and customer service initiatives in 2006.

During fiscal year 2005 the company added $1.233 billion to property and equipment, which included approximately $1.017 billion related to stores, $103.0 million for distribution centers, and $113.0 million related to other corporate items. Capital expenditures for fiscal 2006 are expected to be approximately $1.4 billion.

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

The estimated contributions of various product classes to sales for each of the last three fiscal years are as follows:

Product Class	Percentage
	2005	2004	2003
Prescription Drugs	64	63	62
Nonprescription Drugs	11	12	12
General Merchandise	25	25	26
Total Sales	100	100	100
(ii) Status of a product or segment.
Not applicable.

(iii) Sources and availability of raw materials.

Inventories are purchased from numerous domestic and foreign suppliers. The loss of any one supplier or group of suppliers under common control would not have a material effect on the business.

(iv) Patents, trademarks, licenses, franchises and concessions held.

Walgreens markets products under various trademarks, trade dress and trade names and holds assorted business licenses (pharmacy, occupational, liquor, etc.) having various lives, which are necessary for the normal operation of business. The company also has filed various patent applications relating to its business and products, five of which have been issued.

(v) Seasonal variations in business.

The business is seasonal in nature, with Christmas generating a higher proportion of non-pharmacy sales and earnings than other periods. Both pharmacy and non-pharmacy are effected by the timing and severity of the cold/flu season. See the note "Summary of Quarterly Results (Unaudited)" on page 31 of the Annual Report to Shareholders for the year ended August 31, 2005("2005 Annual Report"), which note is incorporated herein by reference.

(vi) Working capital practices.

The company generally finances its inventory and expansion needs with internally generated funds. See the note "Short-Term Borrowings" on page 29 and "Management's Discussion and Analysis of Financial Condition" on pages 20 through 22 of the 2005 Annual Report, which sections are incorporated herein by reference. Short-term borrowings are not expected in fiscal 2006.

Due to the nature of the retail drugstore business 92.7% of all prescription sales are now covered by third party payors. Prescription sales represent 63.7% of total store sales. The remainder of store sales are principally for cash. Customer returns are immaterial.

(vii) Dependence upon limited number of customers.

Sales are to numerous customers which include various managed care organizations; therefore, the loss of any one customer or a group of customers under common control would not have a material effect on the business. No customer accounts for ten percent or more of the company's consolidated sales.

(viii)Backlog orders.

Not applicable.

(ix) Government contracts.

The company fills prescriptions for many state welfare plans. Revenues from all such plans are approximately 9.1% of total sales.

(x) Competitive conditions.

The drug store industry is highly competitive. As a volume leader in the retail drug industry, Walgreens competes with various retailers, including chain and independent drugstores, mail order prescription providers, Internet pharmacies, grocery stores, mass merchants and dollar stores. Competition remained keen during the fiscal year with the company competing on the basis of service, convenience, variety and price. The company's geographic dispersion tends to offset the impact of temporary economic and competitive conditions in individual markets. The number and location of the company's drugstores appear in the listing of stores by state on the back cover of the 2005 Annual Report, which section is incorporated herein by reference.

(xi) Research and development activities.

The company does not engage in any material research activities.

(xii) Environmental disclosures.

Federal, state and local environmental protection requirements have no material effect upon capital expenditures, earnings or the competitive position of the company.

(xiii)Number of employees.

The company employs approximately 179,000 persons, about 47,600 of whom are part-time employees working less than 30 hours per week.

(d) Financial information about foreign and domestic operations and export sales.

All the company sales occur within the continental United States and Puerto Rico. There are no export sales.
(e) Available information

The company maintains a company website at investor.walgreens.com. The company makes copies of its Annual Reports on Form 10-K, quarterly reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports filed with or furnished to the SEC available to investors on or through its website free of charge as soon as reasonably practicable after the company electronically files them with or furnishes them to the SEC. The contents of the company's website are not, however, a part of this report. In addition, charters of all committees of the company's Board of Directors, as well as the company's Corporate Governance Guidelines and Ethics Policy Statement, are available on the company's website at investor.walgreens.com or, upon written request, in printed hardcopy form. Written requests should be sent to Walgreen Co., c/o Corporate Secretary, 200 Wilmot Road, Deerfield, Illinois 60015. Waivers, if any, of the company's Ethics Policy Statement for directors and executive officers would be promptly disclosed to shareholders.

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

The following factors, in addition to those discussed elsewhere in this annual report for the fiscal year ended August 31, 2005, could cause results to differ materially from management expectations as projected in such forward-looking statements: the impact of events related to any terrorist actions; changes in economic conditions generally or in the markets served by the company; consumer preferences and spending patterns; competition from other drugstore chains, independent drugstores, mail order prescription providers, Internet pharmacies, and various other retailers including grocery stores, convenience stores, mass merchants and dollar stores; the introduction of new brand and generic prescription drugs; changes in or the introduction of new state or federal legislation or regulations; the efforts of third party payors to reduce pharmacy reimbursement rates; the success of planned advertising and merchandising strategies; the availability and cost of real estate and construction; changes in accounting policies and practices; the company's ability to hire and retain pharmacists and other store and management personnel; the company's relationships with its suppliers; the company's ability to successfully implement new computer systems and technology; and adverse determinations with respect to litigation or other claims. Unless otherwise required by applicable securities laws, the company assumes no obligation to update its forward-looking statements to reflect subsequent events or circumstances.

Item 2. Properties

The number and location of the company's drugstores appear in the listing of stores by state on the back cover of the 2005 Annual Report, which section is incorporated herein by reference. Most of the company's drugstores are leased. The leases are for various terms and periods. See the caption, "Leases" on page 28 of the 2005 Annual Report, which section is incorporated herein by reference. The company owns approximately 18% of the retail stores open at August 31, 2005. The company has an aggressive expansion program of adding new stores and remodeling and relocating existing stores. Net retail selling space was increased from 50.9 million square feet at August 31, 2004, to 55.4 million square feet at August 31, 2005. Approximately 47.3% of company stores have been opened or remodeled during the past five years.

The company's retail drugstore operations are supported by twelve major distribution centers with a total of approximately 8.1 million square feet of space in all distribution centers, of which 6.8 million square feet is owned. The remaining space is leased. All distribution centers are served by modern systems for order processing control, operating efficiencies and rapid merchandise delivery to stores. In addition, the company uses public warehouses to handle certain distribution needs. A new distribution center is planned for Anderson County, South Carolina and projected to open in 2007.

There are eleven principal office facilities containing approximately 1.7 million square feet of which approximately 1.5 million square feet is owned and the remainder is leased. Of the owned property, approximately 115,500 square feet is leased to others. The company operates three mail service facilities containing approximately 252,000 square feet of which approximately 133,000 square feet is owned and the remainder is leased.

The company also owns ten strip shopping malls containing approximately 534,000 square feet of which approximately 229,000 square feet is leased to others.

Item 3. Legal Proceedings

The information in response to this item is incorporated herein by reference to the caption "Contingencies" on page 29 of the 2005 Annual Report.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following information is furnished with respect to each executive officer of the company as of November 1, 2005:
NAME AND BUSINESS EXPERIENCE	AGE	OFFICE HELD
David W. Bernauer	61	Chairman and Chief Executive
Chairman of the Board since January		Officer
2003
Chief Executive Officer since
January 2002
President and Chief Operating Officer
January 1999 to January 2003
Director since January 1999
Mr. Bernauer is currently a director of Office Depot, Inc.

Jeffrey A. Rein	53	President and Chief Operating
President and Chief Operating Officer		Officer
since January 2003
Executive Vice President
February 2001 to January 2003
Vice President
July 1999 to February 2001
Director since January 2003

Jerome B. Karlin	63	Executive Vice President
Executive Vice President since
February 1999

Trent E. Taylor	48	Executive Vice President
Executive Vice President since
October 2005
Senior Vice President
January 2002 to October 2005
Chief Information Officer since
January 1999

Gregory D. Wasson	47	Executive Vice President
Executive Vice President since
October 2005
Senior Vice President
February 2004 to October 2005
Vice President
October 2001 to February 2004
President, Walgreens Health Initiatives Inc. since
March 2002
Executive Vice President, Walgreens Health Initiatives, Inc.
October 2001 to March 2002
Operations Vice President
February 1999 to October 2001

R. Bruce Bryant	55	Senior Vice President
Senior Vice President since
September 2000

George C. Eilers	65	Senior Vice President
Senior Vice President since
February 1999

John W. Gleeson	59	Senior Vice President and
Senior Vice President since		Treasurer
February 2004
Treasurer since February 2002
Vice President
February 2000 to February 2004

EXECUTIVE OFFICERS OF THE REGISTRANT - continued:

NAME AND BUSINESS EXPERIENCE	AGE	OFFICE HELD
Dana I. Green	55	Senior Vice President, Secretary and
Senior Vice President, Secretary and General Counsel since		General Counsel
January 2005
Senior Vice President
February 2004 to January 2005
Vice President
May 2000 to February 2004

J. Randolph Lewis	55	Senior Vice President
Senior Vice President since
January 2000

Barry L. Markl	60	Senior Vice President
Senior Vice President since
April 2004
Operations Vice President
August 1986 to April 2004

William M. Rudolphsen	50	Senior Vice President and
Senior Vice President and Chief Financial Officer since		Chief Financial Officer
January 2004
Controller
January 1998 to January 2004

George J. Riedl	45	Senior Vice President
Senior Vice President since
January 2003
Divisional Vice President
December 2001 to January 2003
General Merchandise Manager
January 2000 to December 2001

William A. Shiel	55	Senior Vice President
Senior Vice President since July
1993

Mark A. Wagner	44	Senior Vice President
Senior Vice President since
February 2002
Treasurer
February 2000 to February 2002

Kermit R. Crawford	46	Vice President
Vice President since
October 2005
Executive Vice President, Walgreens Health Initiatives, Inc. since
October 2005
Vice President, Walgreens Health initiatives, Inc.
September 2004 to October 2005
Operations Vice President
October 2000 to September 2004

Robert M. Kral	51	Vice President
Vice President since
October 2004
Operations Vice President
September 2000 to October 2004

Kenneth R. Weigand	48	Vice President
Vice President since January 2005
Divisional Vice President
May 2000 - January 2005

EXECUTIVE OFFICERS OF THE REGISTRANT - continued:

NAME AND BUSINESS EXPERIENCE	AGE	OFFICE HELD
Chester G. Young	60	General Auditor
Divisional Vice President since
January 1995
General Auditor since June 1988

Mia M. Scholz	39	Controller
Controller since January 2004
Director of Internal Audit
November 1999 to January 2004
There is no family relationship between any of the aforementioned officers of the company.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and
Issuer Purchases of Equity Securities

The company's common stock is traded on the New York Stock Exchange, Chicago Stock Exchange and Nasdaq National Market under the symbol WAG. As of October 31, 2005 there were approximately 750,000 recordholders of company common stock.

The range of the sales prices of the company's common stock by quarters during the two years ended August 31, 2005, are incorporated herein by reference to the note "Common Stock Prices" on page 31 of the 2005 Annual Report.

The company's cash dividends per common share during the two fiscal years ended August 31, are as follows:

Quarter Ended	2005	2004
November	$.0525	$.043125
February	.0525	.043125
May	.0525	.043125
August	.0650	.052500
Fiscal Year	$.2225	$.181875

The following table provides information about purchases by the company during the quarter ended August 31, 2005 of equity securities that are registered by the company pursuant to Section 12 of the Exchange Act:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
06/01/2005 - 06/30/2005	-	$ -	-	$691,828,485
07/01/2005- 07/31/2005	1,285,000	46.9777	535,000	$666,693,066
08/01/2005- 08/31/2005	1,606,000	47.7924	706,000	$632,957,238
Total	2,891,000	$47.4303	1,241,000	$632,957,238

(1) The company repurchased an aggregate of 1,650,000 shares of its common stock in open-market transactions to satisfy the requirements of the company's employee stock purchase and option plans, as well as the company's Nonemployee Director Stock Plan. These share repurchases were not made pursuant to a publicly announced repurchase plan or program.

(2) On July 14, 2004, the Board of Directors approved a stock repurchase program, pursuant to which up to $1 billion of the company's common stock may be repurchased. This program was announced in the company's Current Report on Form 8-K, which was filed on July 15, 2004. The total remaining authorization under the repurchase program was $632,957,238 as of August 31, 2005. The expiration date of the repurchase program is July 13, 2008.

Item 6. Selected Financial Data

The information in response to this item is incorporated herein by reference to the caption "Eleven-Year Summary of Selected Consolidated Financial Data" on pages 18 and 19 of the 2005 Annual Report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results
of Operations

The information in response to this item is incorporated herein by reference to the caption "Management's Discussion and Analysis of Results of Operations and Financial Condition" on pages 20 through 22 of the 2005 Annual Report.

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
None

Item 9A. Controls and Procedures

Based on their evaluation as of August 31, 2005 pursuant to Exchange Act Rule 13a-15(b), the company's management, including its Chief Executive Officer and Chief Financial Officer, believe the company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) are effective.

Management's report on internal control and the attestation report of Deloitte & Touche LLP, the company's independent registered public accounting firm, on management's assessment of internal control over financial reporting are included in our Annual Report to Shareholders for the year ended August 31, 2005 and are incorporated in this Item 9A by reference. Our Annual Report to Shareholders is included as an Exhibit to this Annual Report on Form 10-K.

In connection with the evaluation pursuant to Exchange Act Rule 13a-15(d) of the company's internal controls over financial reporting (as defined in Exchange Act Rule 13a-15(f)) by the company's management, including its Chief Executive Officer and Chief Financial Officer, no changes during the quarter ended August 31, 2005 were identified that have materially affected, or are reasonably likely to materially affect, the company's internal controls over financial reporting.

PART III

The information required for Items 10, 11, 12, 13 and 14, with the exception of the information relating to the executive officers of the Registrant, which is presented in Part I under the heading "Executive Officers of the Registrant," is incorporated herein by reference to the following sections of the Registrant's Proxy Statement:

Captions in Proxy
Names and Ages of Director Nominees, Their Principal Occupations and
Other Information

Information Concerning Corporate Governance, the Board of Directors and its
Committees

Securities Ownership of Certain Beneficial Owners and Management
Section 16(a) Beneficial Ownership Reporting Compliance
Executive Compensation

Equity Compensation Plans
Certain Relationships and Related Transactions
Independent Registered Public Accounting Firm Fees and Services

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a) Documents filed as part of this report

(1)	The following financial statements, supplementary data, and report of independent public accountants appearing in the 2005 Annual Report are incorporated herein by reference.

Annual Report Page Number

	Consolidated Statements of Earnings and Shareholders' Equity for the years ended August 31, 2005, 2004 and 2003	23

	Consolidated Balance Sheets at August 31, 2005 and 2004	24

	Consolidated Statements of Cash Flows for the years ended August 31, 2005, 2004 and 2003	25

	Summary of Major Accounting Policies	26-27

	Notes to Consolidated Financial Statements	28-31

	Management's Report on Internal Control	32

	Reports of Independent Registered Public Accounting Firm	32-33

	Listing of stores by state	Back Cover

(2)	The following financial statement schedule and related report of the independent registered public accounting firm is included herein.

	10-K Page Number
	Schedule II Valuation and Qualifying Accounts	18

	Report of Independent Registered Public Accounting Firm	19

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

(3)	Exhibits 10(a) through 10(t) constitute management contracts or compensatory plans or arrangements required to be filed as exhibits pursuant to Item 15(b) of this Form 10-K.

(b) Exhibits

3.	(a)

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

(ii)

Form of Stock Option Agreement (Grades 12 through 17), filed with the Securities and Exchange Commission as Exhibit 10(e)(ii) to the company's Annual Report on Form 10-K for the fiscal year ended August 31, 2004, and incorporated by reference herein.

(iii)

Form of Stock Option Agreement (Grades 18 and above), filed with the Securities and Exchange Commission as Exhibit 10(e)(iii) to the company's annual Report on Form 10-K for the fiscal year ended August 31, 2004, and incorporated by reference herein.

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

See Notes on page 17.

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

(h)	(i)

Share Walgreens Stock Purchase/Option Plan (effective October 1, 1992), as amended, filed with the Securities and Exchange Commission as Exhibit 10(d) to the company's Quarterly Report on Form 10-Q for the quarter ended February 28, 2003, and incorporated by reference herein.

(ii)

Share Walgreens Stock Purchase/Option Plan Amendment No. 4 (effective July 15, 2005), as amended, filed with the Securities and Exchange Commission as Exhibit 10(h)(ii) to the company's Annual Report on Form 10-K for the fiscal year ended August 31, 2005.

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

See Notes on page 17.

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

(t)

Form of Memorandum Summarizing Executive Retirement Benefits, filed with the Securities and Exchange Commission as Exhibit 10(a) to the company's Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2005, and incorporated by reference herein.

11.

The required information for this Exhibit is contained in the Consolidated Statements of Earnings and Shareholders Equity for the years ended August 31, 2005, 2004 and 2003 and also in the Summary of Major Accounting Policies, each appearing in the Annual Report and previously referenced in Part IV, Item 15, Section (a)(1).

13.

Annual Report to shareholders for the fiscal year ended August 31, 2005. This report, except for those portions thereof which are expressly incorporated by reference in this Form 10-K, is being furnished for the information of the Securities and Exchange Commission and is not deemed to be "filed" as a part of the filing of this Form 10-K.

21.	Subsidiaries of the Registrant.

23.	Consent of Independent Registered Accounting Firm.

31.1

Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed with the Securities and Exchange Commission as Exhibit 31.1 to the company's Annual Report on Form 10-K for the fiscal year ended August 31, 2005.

31.2

Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed with the Securities and Exchange Commission as Exhibit 31.2 to the company's Annual Report on Form 10-K for the fiscal year ended August 31, 2005.

32.1

Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, filed with the Securities and Exchange Commission as Exhibit 32.1 to the company's Annual Report on Form 10-K for the fiscal year ended August 31, 2005.

See Notes on page 17.

32.2

Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, filed with the Securities and Exchange Commission as Exhibit 32.2 to the company's Annual Report on Form 10-K for the fiscal year ended August 31, 2005.

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

WALGREEN CO. AND SUBSIDIARIES

SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED AUGUST 31, 2005, 2004 AND 2003

(Dollars in Millions)

Classification	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions	Balance at End of Period

Allowances deducted from receivables
for doubtful accounts -

Year Ended August 31, 2005	$28.3	$50.4	$(33.4)	$45.3

Year Ended August 31, 2004	$27.1	$31.2	$(30.0)	$28.3

Year Ended August 31, 2003	$20.1	$30.4	$(23.4)	$27.1

DELOITTE & TOUCHE LLP

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Walgreen Co.:

We have audited the consolidated financial statements of Walgreen Co. and Subsidiaries (the "Company") as of August 31, 2005 and 2004, and for each of the three years in the period ended August 31, 2005, management's assessment of the effectiveness of the Company's internal control as of August 31, 2005, and have issued our reports thereon dated October 21, 2005; such consolidated financial statements and reports are included in your 2005 Annual Report to Shareholders and are incorporated herein by reference. Our audit also included the financial statement schedule of the Company listed in Item 15. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Chicago, IL

October 21, 2005

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WALGREEN CO.
(Registrant)
By /s/	William M. Rudolphsen	Senior Vice President and	Date:
	William M. Rudolphsen	Chief Financial Officer	November 4, 2005

Pursuant to the requirements of the Securities and Exchange Act of 1934 this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

	Name	Title	Date
/s/	David W. Bernauer	Chairman of the Board, Chief	November 4, 2005
	David W. Bernauer	Executive Officer and
Director (Principal Executive
Officer)

/s/	William M. Rudolphsen	Senior Vice President and	November 4, 2005
	William M. Rudolphsen	Chief Financial Officer
(Principal Financial
Officer)

/s/	Mia M. Scholz	Controller (Principal	November 4, 2005
	Mia M. Scholz	Accounting Officer)

/s/	William C. Foote	Director	November 4, 2005
William C. Foote

/s/	James J. Howard	Director	November 4, 2005
James J. Howard

/s/	Alan G. McNally	Director	November 4, 2005
Alan G. McNally

/s/	Cordell Reed	Director	November 4, 2005
Cordell Reed

/s/	Jeffrey A. Rein	President, Chief Operating	November 4, 2005
	Jeffrey A. Rein	Officer and Director

/s/	David Y. Schwartz	Director	November 4, 2005
David Y. Schwartz

/s/	John B. Schwemm	Director	November 4, 2005
John B. Schwemm

/s/	James A. Skinner	Director	November 4, 2005
James A. Skinner

/s/	Marilou M. von Ferstel	Director	November 4, 2005
Marilou M. von Ferstel

/s/	C.R. Walgreen III	Director	November 4, 2005
C.R. Walgreen III