Form 10-Q
period 2005-11-30
WALGREEN CO
filed 2006-01-06
CIK 104207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED NOVEMBER 30, 2005

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

Yes [ ] No [X]

The number of shares outstanding of the registrant's Common Stock, $.078125 par value, as of December 31, 2005 was 1,012,088,902.

WALGREEN CO. AND SUBSIDIARIES

CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

The consolidated condensed financial statements included herein have been prepared by the company pursuant to the rules and regulations of the Securities and Exchange Commission. The Consolidated Condensed Balance Sheet as of November 30, 2005, the Consolidated Condensed Statements of Earnings for the three months ended November 30, 2005 and 2004, and the Consolidated Condensed Statements of Cash Flows for the three months ended November 30, 2005 and 2004, have been prepared without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the company's latest annual report on Form 10-K.

In the opinion of the company, the consolidated condensed statements for the unaudited interim periods presented include all adjustments, consisting of normal recurring adjustments, necessary to present a fair statement of the results for such interim periods. Because of the influence of certain holidays, seasonal and other factors on the company's operations, net earnings for any interim period may not be comparable to the same interim period in previous years, nor necessarily indicative of earnings for the full year.

WALGREEN CO. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(UNAUDITED)
(Dollars in Millions)

	November 30,	August 31,
	2005	2005
Assets
Current Assets:
Cash and cash equivalents	$ 584.1	$ 576.8
Short-term investments - available for sale	311.4	494.8
Accounts receivable, net	1,472.8	1,396.3
Inventories	6,239.8	5,592.7
Other current assets	208.3	255.9
Total Current Assets	8,816.4	8,316.5
Property and Equipment, at cost, less
accumulated depreciation and amortization of
$2,105.2 at November 30 and $1,985.2 at August 31	6,371.3	6,165.0
Other Non-Current Assets	214.4	127.3
Total Assets	$ 15,402.1	$ 14,608.8

Liabilities and Shareholders' Equity
Current Liabilities:
Trade accounts payable	$ 3,303.4	$ 2,918.2
Accrued expenses and other liabilities	1,557.5	1,491.9
Income taxes	235.1	70.9
Total Current Liabilities	5,096.0	4,481.0
Non-Current Liabilities:
Deferred income taxes	186.3	240.4
Other non-current liabilities	1,014.0	997.7
Total Non-Current Liabilities	1,200.3	1,238.1
Shareholders' Equity:
Preferred stock $.0625 par value; authorized
32 million shares; none issued	-	-
Common stock $.078125 par value; authorized
3.2 billion shares; issued 1,025,400,000
at November 30 and August 31	80.1	80.1
Paid-in capital	583.9	565.0
Employee stock loan receivable	(84.5)	(76.8)
Retained earnings	9,116.1	8,836.3
Treasury Stock, at cost; 13,560,087 shares at November 30
and 11,887,953 shares at August 31	(589.8)	(514.9)
Total Shareholders' Equity	9,105.8	8,889.7
Total Liabilities & Shareholders' Equity	$ 15,402.1	$ 14,608.8

The accompanying Notes to Consolidated Condensed Financial

Statements are an integral part of these Statements.

WALGREEN CO. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
(UNAUDITED)
(In Millions Except Per Share Data)

	Three Months Ended
	November 30,	November 30,
	2005	2004

Net Sales	$10,900.4	$ 9,889.1

Costs and Deductions:
Cost of sales	7,897.9	7,181.2
Selling, occupancy and
administration	2,460.7	2,201.8
	10,358.6	9,383.0
Other Income:
Interest income	6.8	5.1
	6.8	5.1
Earnings before income tax
provision	548.6	511.2
Income tax provision	203.0	182.6
Net earnings	$ 345.6	$ 328.6
Per share-
Basic	$ .34	$ .32
Diluted	$ .34	$ .32

Dividends declared	$ .065	$ .0525

Average shares outstanding	1,012.8	1,022.6
Dilutive effect of stock
options	9.5	6.8
Average shares outstanding
assuming dilution	1,022.3	1,029.4

The accompanying Notes to Consolidated Condensed Financial
Statements are an integral part of these Statements.

WALGREEN CO. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Dollars in Millions)

	Three Months Ended
	November 30,	November 30,
	2005	2004

Net cash provided by operating activities	$ 437.4	$ 58.6

Cash flows from investing activities:
Purchases of short-term investments-available for sale	(1,577.1)	(2,666.4)
Proceeds from sale of short-term investments-available for sale	1,763.6	3,247.9
Additions to property and equipment	(338.4)	(305.2)
Disposition of property and equipment	2.9	.2
Business acquisitions, net of cash received	(95.0)	-
Net cash provided by (used for) investing activities	(244.0)	276.5

Cash flows from financing activities:
Stock purchases	(158.5)	(119.3)
Proceeds related to employee stock plans	49.4	31.6
Cash dividends paid	(65.9)	(53.8)
Other	(11.1)	1.4
Net cash used for financing activities	(186.1)	(140.1)

Changes in cash and cash equivalents:
Net increase (decrease) in cash and cash equivalents	7.3	195.0
Cash and cash equivalents at beginning of year	576.8	444.0
Cash and cash equivalents at end of period	$ 584.1	$ 639.0

The accompanying Notes to Consolidated Condensed Financial
Statements are an integral part of these Statements.

WALGREEN CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(1) Inventories are valued on a lower of last-in, first-out (LIFO) cost or market basis. At November 30, 2005 and August 31, 2005, inventories would have been greater by $825.4 million and $804.2 million respectively, if they had been valued on a lower of first-in, first-out (FIFO) cost or market basis. LIFO inventory costs can only be determined annually when inflation rates and inventory levels are finalized; therefore, LIFO inventory costs for interim financial statements are estimated. Included in inventory are product cost and inbound freight. Cost of sales is primarily based upon point-of-sale scanning information with an estimate for shrinkage and adjusted based on periodic inventories.

(2) The principal retirement plan for employees is the Walgreen Profit-Sharing Retirement Trust to which both the company and the employees contribute. The company's contribution, which is determined annually at the discretion of the Board of Directors, has historically related to pre-tax income. The profit-sharing provision was $48.8 million for the quarter and $45.5 million for the same period last year. There were no company contributions for the quarter as compared to $189.0 million for the same period last year.

(3) Prior to fiscal 2006, as permitted under Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," the company applied Accounting Principles Board (APB) Opinion No. 25 and related interpretations in accounting for its stock-based compensation plans. Under APB Opinion No. 25, compensation expense was recognized for stock option grants if the exercise price was below the fair value of the underlying stock at the measurement date.

As of September 1, 2005, the company adopted SFAS No. 123(R), "Share-Based Payment," using the modified prospective transition method. Under this method, compensation expense is recognized for new grants beginning this fiscal year and any unvested grants prior to the adoption of SFAS No. 123(R). The company recognizes compensation expense on a straight-line basis over the employee's vesting period or to the employee's retirement eligible date, if earlier. In accordance with the modified prospective transition method, the financial statements for prior periods have not been restated.

As a result of adopting SFAS No. 123(R), our earnings before income tax expense and net earnings for the quarter ended November 30, 2005 were $36.2 million and $22.8 million lower, respectively, than if the stock-based compensation was still accounted for under APB Opinion No. 25. The recognized tax benefit was $13.4 million. In addition, our basic and diluted earnings per share decreased by $0.02. The accelerated expense for retirement eligible employees was $13.1 million of the recognized compensation expense. The stock option expense recognized under APB No. 25 for the quarter ended November 30, 2004 was not material. The adoption of SFAS No. 123(R), which requires the excess tax benefits to be reflected as financing cash flows instead of operating cash flows, had no material impact on the company's consolidated statement of cash flows.

Stock Compensation Plans

The Walgreen Co. Stock Purchase/Option Plan (Share Walgreens) provides for the granting of options to purchase common stock over a ten-year period to eligible non-executive employees upon the purchase of company shares, subject to certain restrictions. Employees may purchase the company shares through cash purchases or loans. For options granted on or after October 1, 2005, the option price is the closing price of a share of common stock on the grant date. Options may be granted under this Plan until September 30, 2012, for an aggregate of 42,000,000 shares of common stock. The options granted during fiscal 2005 and 2004 have a two-year vesting period.

The Walgreen Co. Executive Stock Option Plan provides for the granting of options to eligible key employees to purchase common stock over a ten-year period, at a price not less than the fair market value on the date of the grant. Under this Plan, options may be granted until October 9, 2006, for an aggregate of 38,400,000 shares of common stock. The options granted during fiscal 2005 and 2004 have a three-year vesting period.

The Walgreen Co. Broad Based Employee Stock Option Plan provides for the granting of options to eligible non-executive employees to purchase common stock over a ten-year period, at a price not less than the fair market value on the date of the grant, in connection with the achievement of store opening milestones. Under this Plan, on March 11, 2003, substantially all non-executive employees, in conjunction with the opening of the company's 4,000th store, were granted a stock option to purchase 100 shares. Options may be granted for an aggregate of 15,000,000 shares of common stock until all options have either been exercised or have expired. The options have a three-year vesting period.

The Walgreen Co. 1982 Employees Stock Purchase Plan permits eligible employees to purchase common stock at 90% of the fair market value at the date of purchase. Employees may purchase shares through cash purchases, loans or payroll deductions up to certain limits. The aggregate number of shares, which all participants have the right to purchase under this Plan, is 74,000,000.

The Walgreen Co. Restricted Performance Share Plan provides for the granting of shares of common stock and cash to certain key employees, subject to restrictions as to continuous employment except in the case of death, normal retirement or total and permanent disability. Restrictions generally lapse over a four-year period from the date of grant. Compensation expense is recognized in the year of grant. Shares may be granted for an aggregate of 32,000,000 shares of common stock.

The Walgreen Co. Nonemployee Director Stock Plan provides that each Nonemployee Director receives an equity grant of shares each year on November 1. The number of shares granted shall be determined by dividing $80,000 by the price of a share of common stock on November 1. During the term of the Plan, each Nonemployee Director will also receive fifty percent of his or her quarterly retainer in the form of shares, which may be deferred into an equal number of stock units. In addition, a Nonemployee Director may elect to defer all or a portion of the cash component of his or her quarterly retainer and meeting fees and beginning with the November 1, 2006, equity grant in the form of deferred stock units or to have such amounts placed in a deferred cash compensation account.

A summary of information relative to the company's stock option plans follows:

		Weighted-	Weighted-
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
Options	Shares	Price	Contractual Term	Value
Outstanding at August 31, 2005	42,905,655	$29.58
Granted	3,218,721	46.15
Exercised	(1,094,393)	21.13
Canceled/Forfeited	(481,017)	26.93
Outstanding at November 30, 2005	44,548,966	$30.98	6.38 yrs	$656,740,255

Exercisable at November 30, 2005	21,246,672	$27.66	4.30 yrs	$382,820,195

The intrinsic value for options exercised for the quarters ended November 30, 2005 and November 30, 2004 was $26.9 million and $10.4 million, respectively. Cash received from the exercise of options for the quarter ended November 30, 2005 was $23.1 million and the related tax benefit realized was $10.2 million. The total number of options vested during the quarter ended November 30, 2005, were 2,492,000 with a fair value of $32.8 million. The company has a practice of repurchasing shares to satisfy share-based payment arrangements and expects to repurchase approximately eight million shares during fiscal year 2006.

The fair value of each option grant was determined using the Black-Scholes option pricing model with weighted-average assumptions used for the quarters ended November 30, 2005 and 2004:

	Three Months Ended
	November 30, 2005	November 30, 2004
Risk-free interest rate (1)	4.06%	3.80%
Expected term (years) (2)	7.1	7.2
Volatility (3)	32.23%	28.14%
Dividend yield (4)	0.45%	0.58%
Weighted-average fair value at grant date
Granted at market price	$18.74	$13.46
Granted below market price	N/A	$12.78

  Represents the Treasury bill rate for the expected term of the option.
  Represents the period of time that options granted are expected to be outstanding. The company analyzed separate groups of employees with similar exercise behavior to determine the expected term.
  Based on historical volatility of the company's common stock. As of fiscal 2006, the volatility is based on the daily percentage change in the price of the stock over the expected term of the option. In prior years, the volatility was based on the monthly percentage change in stock price.
  Represents the company's cash dividend for the expected term.

Had compensation costs been determined consistent with the method of SFAS No. 123 for options granted in the quarter ended November 30, 2004, proforma net earnings and net earnings per common share would have been as follows:

Three Months Ended
(In Millions Except Per Share Data)		November 30, 2004
Net Earnings, as reported		$ 328.6

Add:	Stock-based employee compensation expense included in reported net earnings, net of related tax effects	.1
Deduct:	Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(13.2)
Pro forma net earnings		$ 315.5

Earnings per share -
	Basic - as reported	$ .32
	Basic - pro forma	$ .31

	Diluted - as reported	$ .32
	Diluted - pro forma	$ .31

(4) The company provides certain health insurance benefits for retired employees who meet eligibility requirements, including age, years of service and date of hire. The costs of these benefits are accrued over the period earned. The company's postretirement health benefit plans currently are not funded.

	Three Months Ended
Components of Net Periodic Benefit Costs	November 30,	November 30,
(In Millions):	2005	2004
Service cost	$ 4.6	$ 5.6
Interest cost	5.3	6.3
Amortization of actuarial loss	2.2	2.5
Amortization of prior service cost	(1.0)	(0.5)
Total postretirement benefit cost	$ 11.1	$ 13.9

(5) The company capitalized interest expense as part of significant construction projects. The amounts capitalized were $.8 million and $1.2 million for the three-months ended November 30, 2005 and 2004, respectively.

(6) The company remains secondarily liable on 26 assigned leases. The maximum potential of undiscounted future payments is $7.7 million as of November 30, 2005. Lease option dates vary, with some extending to 2013.

(7) Litigation settlement gains, which were classified as Other Income in the first quarter of fiscal 2005, have been reclassified as reductions to selling, occupancy and administrative expenses.

MANAGEMENT'S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

INTRODUCTION

Walgreens is a retail drugstore chain that sells prescription and non-prescription drugs and general merchandise. General merchandise includes, among other things, cosmetics, toiletries, food, beverages, household items and photofinishing. Customers can have prescriptions filled at the drugstore counter, as well as through the mail, by telephone and on the Internet. As of November 30, 2005, we operated 5,068 locations (including seven mail service facilities) located in 45 states and Puerto Rico. The store total now includes 33 home care locations but excludes 22 stores closed due to Hurricane Katrina.

The drugstore industry is highly competitive. In addition to other drugstore chains, independent drugstores and mail order prescription providers, we also compete with various other retailers including grocery stores, mass merchants and dollar stores.

The long-term outlook for prescription sales is strong due in part to the aging population, as well as the continued development of innovative drugs that improve quality of life and control healthcare costs. As of January 1, 2006, the new Medicare Part D prescription drug program will be in effect. While it is difficult to fully predict the business impact, we believe we are well positioned to capture additional Medicare prescription sales. During fiscal year 2005, the precursor to this program, Medicare senior discount cards, gave us additional prescription sales, although the gross margin rates on these sales were lower.

We continue to expand into new markets and increase penetration in existing markets. To support our growth, we are also investing significantly in prime locations, technology and customer service initiatives.

RECLASSIFICATION OF FINANCIAL STATEMENTS

Litigation settlement gains, which were classified as Other Income in the first quarter of fiscal 2005, have been reclassified as reductions to selling, occupancy and administration expenses.

OPERATING STATISTICS

Percentage Increases
Three Months Ended November 30, 2005
Net Sales	10.2
Net Earnings	5.2
Comparable Drugstore Sales	7.2
Prescription Sales	10.3
Comparable Drugstore Prescription
Sales	7.7
Front-End Sales	10.8
Comparable Front-End Sales	6.4

	Percent to Sales
	Three Months Ended
	November 30,	November 30,
	2005	2004
Gross Margin	27.5	27.4
Selling, Occupancy & Administration Expenses	22.6	22.3

	Other Statistics
	November 30, 2005	November 30, 2004
Year to Date Prescription Sales as a
% of Net Sales	64.5	64.5
Year to Date Third Party Sales as a
% of Drugstore Prescription Sales	92.5	92.6
Total Number of Stores	5,068*	4,711*

* The store total now includes 33 home care locations but excludes 22 stores closed due to Hurricane Katrina. Last year's numbers have been adjusted to include home care locations for consistency.

RESULTS OF OPERATIONS

Net earnings for the first quarter of fiscal 2006 were $345.6 million or $.34 per share (diluted). This was a 5.2% increase in net earnings over last year. Net earnings increases resulted from improved sales and higher gross margin rates, partially offset by higher expense ratios. Included in this year's first quarter results was a $36.2 million or $.02 per share (diluted) charge related to the adoption of SFAS No. 123(R), "Share-Based Payment," which requires expensing stock options based on the fair value of those options at the date of the grant. In addition, last year's earnings included pre-tax litigation settlement gains of $15.0 million or $.01 per share (diluted).

Net sales for the quarter ended November 30, 2005 increased by 10.2% to $10.9 billion. Drugstore sales increases resulted from sales gains in existing stores and added sales from new stores, each of which include an indeterminate amount of market-driven price changes. Sales in comparable drugstores were up 7.2% for the quarter. Comparable stores are defined as those that have been open for at least twelve consecutive months without closure for seven or more consecutive days and without a major remodel or a natural/economic disaster in the past twelve months. Relocated stores are not included as comparable stores for the first twelve months after the relocation. We operated 5,068 stores as of November 30, 2005, compared to 4,711 a year earlier.

Prescription sales increased 10.3% for the first quarter and were 64.5% of total sales for the first quarter this fiscal year and 64.5% for the comparable period a year ago. Comparable drugstore prescription sales were up 7.7%. The effect of generic drugs, which have a lower retail price, replacing brand name drugs reduced prescription sales by 2.0% in the first quarter versus 2.3% for the same period a year ago. Third party sales, where reimbursement is received from managed care organizations as well as government and private insurance, were 92.5% of prescription sales compared to 92.6% a year ago.

Non-prescription (front-end) sales increased 10.8% for the first quarter and were 35.4% of total sales compared to 35.3% a year ago. Comparable front-end sales were up 6.4%.

Gross margins as a percent of total sales were 27.5% in the quarter compared to 27.4% last year. Prescription margins increased primarily because of higher generic drug utilization. The higher generic drug utilization was principally due to a steady stream of new generics over the past year. Non-prescription margins decreased due to our sales mix moving to lower margin categories.

We use the last-in, first-out (LIFO) method of inventory valuation, which can be determined only annually when inflation rates and inventory levels are finalized; therefore, LIFO inventory costs for interim financial statements are estimated. Cost of sales for the November quarter includes a LIFO provision of $21.2 million ($.01 per share, diluted) versus $18.5 million ($.01 per share, diluted) for the same period a year ago.

Selling, occupancy and administration expenses were 22.6% of sales in the quarter compared to 22.3% a year ago. The increase, as a percent to sales, was principally caused by the adoption of SFAS No. 123(R) which requires expensing stock options, higher store salaries and litigation settlements received in the comparable period last year. These increases were partially offset by lower insurance costs as a percent to sales and lower costs associated with the ongoing conversion from analog to digital photo labs. New generic drugs, which tempered the rate of sales growth, also increased expense ratios in first quarter of 2006 and 2005.

Prior to fiscal 2006, as permitted under SFAS No. 123, the company applied Accounting Principles Board (APB) Opinion No. 25 and related interpretations in accounting for its stock-based compensation plans. Under APB Opinion No. 25, compensation expense was recognized for stock option grants if the exercise price was below the fair value of the underlying stock at the measurement date.

In September 2005, Walgreen adopted SFAS No. 123 (Revised), "Share-Based Payment," which requires the compensation expense to be recognized based on the fair value on the date of the grant. The company is using the modified prospective transition method, which does not require prior period financial statements to be restated. As of fiscal 2006, the volatility is based on the daily percentage change in the price of the stock over the expected term of the option. In prior years, the volatility was based on the monthly percentage change in stock price.

As of November 30, 2005, $96.0 million of total compensation cost related to nonvested awards has not yet been recognized. This cost is expected to be recognized over a weighted-average of 1.73 years.

The effective income tax rate was 37.00% for the first quarter this fiscal year compared to 35.72% for the same period last year. Last year's rate reflected the result of the settlement of prior year Internal Revenue Service matters.

CRITICAL ACCOUNTING POLICIES

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and include amounts based on management's prudent judgments and estimates. Actual results may differ from these estimates. Management believes that any reasonable deviation from those judgments and estimates would not have a material impact on the consolidated financial position or results of operations. To the extent that the estimates used differ from actual results, however, adjustments to the statement of earnings and corresponding balance sheet accounts would be necessary. These adjustments would be made in future statements. Some of the more significant estimates include liability for closed locations, liability for insurance claims, vendor allowances, allowance for doubtful accounts and cost of sales. We use the following techniques to determine estimates:

Liability for closed locations -
The liability is based on the present value of future rent obligations and other related costs (net of estimated sublease rent) to the first lease option date.

Liability for insurance claims -

The liability for insurance claims is recorded based on nondiscounted estimates for claims incurred. The provisions are estimated in part by considering historical claims experience, demographic factors and other actuarial assumptions.

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

Cost of sales -
Drugstore cost of sales is primarily derived based upon point-of-sale scanning information with an estimate for shrinkage and is adjusted based on periodic inventories.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $584.1 million at November 30, 2005, compared to $639.0 million at November 30, 2004. Short-term investment objectives are to minimize risk, maintain liquidity and maximize after-tax yields. To attain these objectives, investment limits are placed on the amount, type and issuer of securities. Investments are typically in top-tier money market funds and commercial paper.

Net cash provided by operating activities for the first quarter was $437.4 million compared to $58.6 million a year ago. The change between periods was principally caused by the timing of funding to the employee profit sharing trust and third party receivables which were affected by Medicaid drug payments from the State of Illinois. Our profitability is the principal source of funds for expansion and remodeling programs, dividends to shareholders and the stock repurchase program.

Net cash used for investing activities was $244.0 million versus $276.5 million provided last year. Proceeds from the sale of auction rate securities exceeded purchases of such securities by $186.5 million in the first quarter compared to $581.5 million for the same period last year. We actively invest in municipal bonds and student obligations and purchase these securities at par. While the underlying security is issued as a long term investment, they typically can be purchased and sold every 7, 28 and 35 days. The trading of auction rate securities takes place through a descending price auction with an interest rate reset at the beginning of each holding period. At the end of each holding period the interest is paid to the investor. Additions to property and equipment were $338.4 million compared to $305.2 million last year. In total, there were 127 new or relocated locations (net 83) added during the first quarter. This compares to 113 in the same period last year (net 98) which included two home medical centers. New stores are owned or leased. There were 41 owned locations added during the quarter and 66 under construction at November 30, 2005 versus 20 owned and 75 under construction as of November 30, 2004. Business acquisitions include Schraft's, a specialty pharmacy which provides fertility medications and services; SeniorMed, an institutional pharmacy, which provides prescription services to assisted living communities; and selected assets from the 23-store Medic drugstore chain in the Cleveland market. Other additions during the quarter were a home medical center and a clinical pharmacy.

Capital expenditures for fiscal 2006 are expected to be approximately $1.4 billion. We expect to open about 475 new stores in fiscal 2006, with a net increase of approximately 390 stores, and anticipate having a total of 7,000 drugstores in the year 2010. We are continuing to relocate stores to more convenient and profitable freestanding locations. In addition to new stores, expenditures are planned for technology and distribution centers. A new distribution center is planned for South Carolina with an anticipated opening date in 2007.

Net cash used for financing activities was $186.1 million compared to $140.1 million last year. On July 14, 2004 the Board of Directors announced a stock repurchase program of up to $1 billion, which we plan to execute over four years. During first quarter fiscal 2006 we purchased $59.2 million of company shares related to the stock repurchase program for a total of $426.2 million purchases since the start of the program. An additional $99.3 million of shares were purchased to support the long-term needs of the employee stock plans. Comparable amounts were $66.4 million and $52.9 million in fiscal 2005. There were no new short-term borrowings during either period. At November 30, 2005, we had an unused syndicated bank line of credit facility of $200 million to support our short-term commercial paper program.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The following table lists our contractual obligations and commitments as of November 30, 2005.

	Payments Due by Period (In Millions)
	Total	Less than 1 Year	1-3 Years	3-5 Years	Over 5 Years
Operating leases*	$23,996.9	$1,373.0	$2,792.0	$2,705.5	$17,126.4
Purchase obligations (1):
Open inventory purchase orders*	1,392.9	1,392.9	-	-	-
Real estate development*	504.4	498.4	6.0	-	-
Other corporate obligations*	487.0	227.0	142.2	106.8	11.0
Insurance	421.9	151.6	107.3	57.4	105.6
Retiree health & life	264.4	6.7	15.9	21.0	220.8
Closed location obligations	86.3	20.8	31.7	18.2	15.6
Capital lease obligations	38.5	.7	1.9	2.0	33.9
Other long-term liabilities reflected on the balance sheet	405.5	23.4	46.7	40.8	294.6
Total	$27,597.8	$3,694.5	$3,143.7	$2,951.7	$17,807.9

* Not on balance sheet.

  The purchase obligations include agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including open purchase orders.

OFF-BALANCE SHEET ARRANGEMENTS

Letters of credit are issued to support purchase obligations and commitments (as reflected on the Contractual Obligations and Commitments table) as follows (In Millions):

Inventory obligations	$ 40.7
Real estate development	1.7
Insurance	292.2
Total	$ 334.6

We have no off-balance sheet arrangements other than those disclosed on the previous Contractual Obligations and Commitments table. Both on- and off-balance sheet financing are considered when targeting debt to equity ratios to balance the interest of equity and debt (real estate) investors. This balance allows us to lower our cost of capital while maintaining a prudent level of financial risk.

RECENT ACCOUNTING PRONOUNCEMENTS

In October 2005, the Financial Accounting Standards Board (FASB) issued Staff Position 13-1, "Accounting for Rental Costs Incurred During a Construction Period." This pronouncement states that rental costs associated with ground or building operating leases that are incurred during a construction period should be recognized as rental expense. We are already in conformity with this new pronouncement; therefore, the implementation will not impact the financial statements.

In November 2005, the FASB issues FSP No. 123(R)-3, "Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards." This pronouncement provides an alternative method of calculating the excess tax benefits available to absorb any tax deficiencies recognized subsequent to the adoption of SFAS No. 123(R). The company has until November 2006 to make a one-time election to adopt the transition method. The company is currently evaluating FSP 123(R)-3; this one-time election will not affect operating income or net earnings.

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

The following factors, in addition to those discussed elsewhere in this Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended August 31, 2005, could cause results to differ materially from management expectations as projected in such forward-looking statements: the impact of events related to any terrorist actions, changes in economic conditions generally or in the markets served by the company; consumer preferences and spending patterns; competition from other drugstore chains, independent drugstores, mail order prescription providers, and various other retailers including grocery stores, convenience stores, mass merchants and dollar stores; the introduction of new brand and generic prescription drugs; changes in or the introduction of new state or federal legislation or regulations, including but not limited to those affecting the practice of pharmacy and pharmacy reimbursement rates; the efforts of third party payers to reduce pharmacy reimbursement rates; the success of planned advertising and merchandising strategies; the availability and cost of real estate and construction; changes in accounting policies and practices; the company's ability to hire and retain pharmacists and other store and management personnel; the company's relationships with its suppliers; the company's ability to successfully implement new computer systems and technology; and adverse determinations with respect to litigation or other claims. Unless otherwise required by applicable securities laws, the company assumes no obligation to update its forward-looking statements to reflect subsequent events or circumstances.

Item 3. Qualitative and Quantitative Disclosure about Market Risk

Management does not believe that there is any material market risk exposure with respect to derivative or other financial instruments that would require disclosure under this item.

Item 4. Controls and Procedures

Based on their evaluation as of November 30, 2005, pursuant to Exchange Act Rule 13a-15(b), the company's management, including its Chief Executive Officer and Chief Financial Officer, believe the company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) are effective.

In connection with the evaluation pursuant to Exchange Act Rule 13a-15(d) of the company's internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) by the company's management, including its Chief Executive Officer and Chief Financial Officer, no changes during the quarter ended November 30, 2005 were identified that have materially affected, or are reasonably likely to materially affect, the company's internal control over financial reporting.

PART II. OTHER INFORMATION
Item 2. Change in Securities, Use of Proceeds and Issuer Purchases of Equity Securities
(c)

The following table provides information about purchases by the company during the quarter ended November 30, 2005 of equity securities that are registered by the company pursuant to Section 12 of the Exchange Act:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
09/01/2005 - 09/30/2005	-	$ -	-	$632,957,238
10/01/2005 -10/31/2005	2,095,000	44.0125	884,000	594,055,489
11/01/2005 -11/30/2005	1,426,000	46.5151	437,000	573,752,400
Total	3,521,000	$45.0261	1,321,000	$573,752,400

(1)

The company repurchased an aggregate of 2,200,000 shares of its common stock in open-market transactions to satisfy the requirements of the company's employee stock purchase and option plans, as well as the company's Nonemployee Director Stock Plan.

(2)

On July 14, 2004, the Board of Directors approved a stock repurchase program, pursuant to which up to $1 billion of the company's common stock may be repurchased. This program was announced in the company's report on Form 8-K, which was filed on July 15, 2004. The total remaining authorization under the repurchase programs was $573,752,400 as of November 30, 2005. The expiration date of the repurchase program is July 13, 2008.

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

Walgreen Co. Nonemployee Director Stock Plan Amendment No. 1 (effective October 12, 2005), filed with the Securities and Exchange Commission as Exhibit 10(a) to the company's Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2005.

(b)

Walgreen Co. 2006 Executive Deferred Compensation/Capital Accumulation Plan (effective January 1, 2006), filed with the Securities and Exchange Commission as Exhibit 10(b) to the company's Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2005.

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

WALGREEN CO.
(Registrant)

Dated: 01/04/2006	/s/ William M. Rudolphsen
William M. Rudolphsen
Senior Vice President and
Chief Financial Officer

Dated: 01/06/2006	/s/ Mia M. Scholz
Mia M. Scholz
Controller
(Chief Accounting Officer)