Form 10-Q
period 2006-02-28
WALGREEN CO
filed 2006-04-06
CIK 104207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED FEBRUARY 28, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Yes ☑ No ☐

Indicate by check mark whether the registrant is an accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☑ Accelerated Filer ☐ Non-accelerated filer☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes☐ No ☑

The number of shares outstanding of the registrant's Common Stock, $.078125 par value, as of March 31, 2006 was 1,010,137,668.

WALGREEN CO.

FORM 10-Q FOR THE QUARTER ENDED FEBRUARY 28, 2006

PART I. FINANCIAL INFORMATION

PART II. OTHER INFORMATION

WALGREEN CO. AND SUBSIDIARIES
CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

The consolidated condensed financial statements included herein have been prepared by the company pursuant to the rules and regulations of the Securities and Exchange Commission. The Consolidated Condensed Balance Sheet as of February 28, 2006, the Consolidated Condensed Statements of Earnings for the three and six months ended February 28, 2006 and February 28, 2005, and the Consolidated Condensed Statements of Cash Flows for the six months ended February 28, 2006 and February 28, 2005, have been prepared without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the company's latest annual report on Form 10-K.

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

WALGREEN CO. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(UNAUDITED)
(Dollars in Millions)

	February 28,	August 31,
	2006	2005
Assets
Current Assets:
Cash and cash equivalents	$578.8	$576.8
Short term investments - available for sale	646.0	494.8
Accounts receivable, net	1,848.2	1,396.3
Inventories	5,616.0	5,592.7
Other current assets	220.7	255.9
Total Current Assets	8,909.7	8,316.5
Property and Equipment, at cost, less accumulated depreciation and amortization of $2,147.6 at February 28 and $1,985.2 at August 31	6,501.4	6,165.0
Other Non-Current Assets	228.0	127.3
Total Assets	$15,639.1	$14,608.8
Liabilities & Shareholders' Equity
Current Liabilities:
Trade accounts payable	$3,270.2	$2,918.2
Accrued expenses and other liabilities	1,506.2	1,491.9
Income taxes	193.2	70.9
Total Current Liabilities	4,969.6	4,481.0
Non-Current Liabilities:
Deferred income taxes	171.2	240.4
Other non-current liabilities	1,045.2	997.7
Total Non-Current Liabilities	1,216.4	1,238.1
Shareholders' Equity:
Preferred stock $.0625 par value; authorized 32 million shares, none issued	-	-
Common stock $.078125 par value; authorized 3.2 billion shares; issued 1,025,400,000 at February 28 and August 31	80.1	80.1
Paid-in capital	597.4	565.0
Employee stock loan receivable	(81.7)	(76.8)
Retained earnings	9,574.0	8,836.3
Treasury stock, at cost; 16,497,187 shares at February 28 and 11,887,953 shares at August 31	(716.7)	(514.9)
Total Shareholders' Equity	9,453.1	8,889.7
Total Liabilities & Shareholders' Equity	$15,639.1	$14,608.8

The accompanying Notes to Consolidated Condensed Financial
Statements are an integral part of these Statements.

WALGREEN CO. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
(UNAUDITED)
(In Millions Except Per Share Data)

	Three Months Ended		Six Months Ended
	February 28,	February 28,	February 28,	February 28,
	2006	2005	2006	2005

Net sales	$12,163.1	$10,987.0	$23,063.5	$20,876.1

Costs and Deductions:
Cost of sales	8,703.8	7,856.4	16,601.7	15,037.6
Selling, occupancy and administration	2,638.4	2,355.0	5,099.1	4,556.8
	11,342.2	10,211.4	21,700.8	19,594.4
Other Income:
Interest income	10.0	6.7	16.8	11.8

Earnings before income tax provision	830.9	782.3	1,379.5	1,293.5
Income tax provision	307.4	291.4	510.4	474.0
Net earnings	$523.5	$490.9	$869.1	$819.5
Per share-
Basic	$.52	$.48	$.86	$.80
Diluted	$.51	$.48	$.85	$.80

Dividends declared	$.065	$.0525	$.13	$.105

Average shares outstanding	1,010.7	1,021.6	1,011.7	1,022.3
Dilutive effect of stock options	9.3	8.0	9.4	7.4
Average shares outstanding assuming dilution	1,020.0	1,029.6	1,021.1	1,029.7

The accompanying Notes to Consolidated Condensed Financial
Statements are an integral part of these Statements.

WALGREEN CO. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Dollars in Millions)

	Six Months Ended
	February 28,	February 28,
	2006	2005

Net cash provided by operating activities	$1,266.3	$586.9

Cash flows from investing activities:
Purchases of short term investments available for sale	(4,018.0)	(5,080.2)
Proceeds from sale of short term investments available for sale	3,874.2	5,346.0
Additions to property and equipment	(601.2)	(568.4)
Disposition of property and equipment	2.4	1.8
Business acquisitions, net of cash received	(131.3)	-
Net cash used for investing activities	(873.9)	(300.8)

Cash flows from financing activities:
Stock purchases	(344.7)	(284.5)
Proceeds related to employee stock plans	98.4	91.8
Cash dividends paid	(131.7)	(107.5)
Other	(12.4)	23.2
Net cash used for financing activities	(390.4)	(277.0)

Changes in cash and cash equivalents:
Net increase in cash and cash equivalents	2.0	9.1
Cash and cash equivalents at beginning of year	576.8	444.0
Cash and cash equivalents at end of period	$578.8	$453.1

The accompanying Notes to Consolidated Condensed Financial
Statements are an integral part of these Statements.

WALGREEN CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(1)
Inventories are valued on a lower of last-in, first-out (LIFO) cost or market basis. At February 28, 2006 and August 31, 2005, inventories would have been greater by $849.2 million and $804.2 million respectively, if they had been valued on a lower of first-in, first-out (FIFO) cost or market basis. LIFO inventory costs can only be determined annually when inflation rates and inventory levels are finalized; therefore, LIFO inventory costs for interim financial statements are estimated. Included in inventory are product cost and inbound freight. Cost of sales is primarily based upon point-of-sale scanning information with an estimate for shrinkage and adjusted based on periodic inventories.

(2)
The principal retirement plan for employees is the Walgreen Profit-Sharing Retirement Trust to which both the company and the employees contribute. The company's contribution, which is determined annually at the discretion of the Board of Directors, has historically related to pre-tax income. The profit-sharing provision was $73.9 million for the second quarter and $122.7 million for the six-month period of this fiscal year. This compares to $69.6 million and $115.1 million for the same periods last year. The company's contributions were $216.1 million during the second quarter and the six month period ended February 28, 2006. This compares to $73.3 million for the quarter and $262.3 million for the six-month period ended February 28, 2005.

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

As of September 1, 2005, the company adopted SFAS No. 123(R), "Share-Based Payment," using the modified prospective transition method. Under this method, compensation expense is recognized for new grants beginning this fiscal year and any unvested grants prior to the adoption of SFAS No. 123(R). The company recognizes compensation expense on a straight-line basis over the employee's vesting period or to the employee's retirement eligible date, if earlier. In accordance with the modified prospective transition method, the financial statements for prior periods have not been restated. Total stock-based compensation expense for the three months and six months ended February 28, 2006, was $27.4 million and $63.6 million, respectively. The recognized tax benefit was $10.1 million and $23.5 million, respectively. For the quarter ended February 28, 2006, the company did not issue any significant grants.

In November 2005, the FASB issued FSP No. 123(R)-3, "Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards." This pronouncement provides an alternative method of calculating the excess tax benefits available to absorb any tax deficiencies recognized subsequent to the adoption of SFAS No. 123(R). The company has until November 2006 to make a one-time election to adopt the transition method. The company is currently evaluating FSP 123(R)-3; this one-time election will not affect operating income or net earnings.

Had compensation costs been determined consistent with the method of SFAS No. 123 for options granted during the three and six months ended February 28, 2005, pro forma net earnings and net earnings per common share would have been as follows:

(In Millions Except Per Share Data)	Three Months Ended February 28, 2005	Six Months Ended February 28, 2005
Net Earnings, as reported	$490.9	$819.5
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	.1	.1
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(16.7)	(29.8)
Pro forma net earnings	$474.3	$789.8
Earnings per share-
Basic - as reported	$.48	$.80
Basic - pro forma	$.46	$.77

Diluted - as reported	$.48	$.80
Diluted - pro forma	$.46	$.77

(4)
The company provides certain health insurance benefits for retired employees who meet eligibility requirements, including age, years of service and date of hire. The costs of these benefits are accrued over the period earned. The company's postretirement health benefit plans currently are not funded.

	Three Months Ended		Six Months Ended
	February 28,	February 28,	February 28,	February 28,
Components of Net Periodic Benefit Costs (In Millions)	2006	2005	2006	2005
Service cost	$4.6	$5.6	$9.1	$11.2
Interest cost	5.3	6.3	10.7	12.7
Amortization of actuarial loss	2.2	2.5	4.4	5.0
Amortization of prior service cost	(1.0)	(0.5)	(2.0)	(1.0)
Total postretirement benefit cost	$11.1	$13.9	$22.2	$27.9

(5)	Litigation settlement gains, which were classified as Other Income in the second quarter of fiscal 2005, have been reclassified as reductions to Selling, Occupancy and Administrative Expenses.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

INTRODUCTION

Walgreens is a retail drugstore chain that sells prescription and non-prescription drugs and general merchandise. General merchandise includes, among other things, cosmetics, toiletries, food, beverages, household items and photofinishing. Customers can have prescriptions filled at the drugstore counter, as well as through the mail, by telephone and on the Internet. As of February 28, 2006, we operated 5,156 stores (including seven mail service and 37 home care facilities) located in 45 states and Puerto Rico.

The drugstore industry is highly competitive. In addition to other drugstore chains, independent drugstores and mail order prescription providers, we also compete with various other retailers including grocery stores, mass merchants and dollar stores.

The long-term outlook for prescription sales is strong due in part to the aging population, as well as the continued development of innovative drugs that improve quality of life and control healthcare costs. As of January 1, 2006, the new Medicare prescription benefit went into effect. While it is difficult to fully predict the future business impact, we believe we are well positioned to capture additional Medicare prescription sales. Preliminarily, this new program has resulted in additional prescription sales, although the gross margin rates on these sales were lower.

We continue to expand into new markets and increase penetration in existing markets. To support our growth, we are also investing significantly in prime locations, technology and customer service initiatives.

RECLASSIFICATIONS TO FINANCIAL STATEMENTS

Litigation settlement gains, which were classified as Other Income in fiscal 2005, have been reclassified as reductions to Selling, Occupancy and Administration Expenses.

OPERATING STATISTICS

	Percentage Increases
	Three Months Ended February 28, 2006	Six Months Ended February 28, 2006
Net Sales	10.7	10.5
Net Earnings	6.6	6.1
Comparable Drugstore Sales	6.5	6.8
Prescription Sales	11.1	10.7
Comparable Prescription Sales	7.4	7.6
Front-End Sales	10.7	10.7
Comparable Front-End Sales	5.0	5.6

	Percent to Sales
	Three Months Ended		Six Months Ended
	February 28,	February 28,	February 28,	February 28,
	2006	2005	2006	2005
Gross Margin	28.4	28.5	28.0	28.0
Selling, Occupancy and
Administration Expenses	21.7	21.4	22.1	21.8

	Other Statistics
	Three Months Ended		Six Months Ended
	February 28, 2006	February 28, 2005	February 28, 2006	February 28, 2005

Prescription Sales as a % of Net Sales	61.5	61.2	62.9	62.8
Third Party Sales as a % of Prescription Sales	92.7	92.7	92.6	92.7
Total Number of Stores*			5,156	4,769
*The store total now includes 37 home care locations. Last year's numbers have been adjusted to include home care locations for consistency.

RESULTS OF OPERATIONS

Net earnings for the second quarter ended February 28, 2006, were $523.5 million or $.51 per share (diluted). This was a 6.6% increase in net earnings over the second quarter last year. This quarter's results included a $27.4 million pre-tax or $.02 per share (diluted) charge related to the first quarter adoption of SFAS No. 123(R), "Share-Based Payments," which requires expensing stock options based on the fair value of those options at the date of the grant. In addition, last fiscal year's second quarter included pre-tax litigation settlement gains of $4.7 million. Net earnings for the six months increased 6.1% to $869.1 million or $.85 per share (diluted). The six month results included a charge of $63.6 million pre-tax or $.04 per share (diluted) for the expensing of stock options. Last year's six month period included pre-tax litigation settlement gains of $19.7 million or $.01 per share (diluted).

Net sales increased by 10.7% in the second quarter to $12.2 billion, and rose by 10.5% to $23.1 billion for the first six months. Drugstore sales increases resulted from sales gains in existing stores and added sales from new stores, each of which include an indeterminate amount of market-driven price changes. Comparable drugstore sales were up 6.5% for the quarter and 6.8% for the six month period. Comparable stores are defined as those that have been open for at least twelve consecutive months without closure for seven or more consecutive days and without a major remodel or a natural/economic disaster in the past twelve months. Relocated stores are not included as comparable stores for the first twelve months after the relocation. We operated 5,156 locations as of February 28, 2006 compared to 4,769 a year earlier.

Prescription sales increased 11.1% for the second quarter and 10.7% for the six month periods. Generic drugs introduced in the last twelve months, which have a lower retail price, reduced prescription sales by 1.7% in the quarter and 1.8% for the six month period. Prescriptions accounted for 61.5% of sales in the quarter and 62.9% year-to-date. Prescription sales in comparable drugstores increased 7.4% for the quarter and 7.6% for the six-month period. Third party sales, where reimbursement is received from managed care organizations and government and private insurance, were 92.7% of pharmacy sales for the quarter and 92.6% for the six month periods in fiscal 2006. This compares to 92.7% for the quarter and six-month periods a year ago.

Non-prescription (front-end) sales increased 10.7% in the second quarter and the first six months. Comparable front-end drugstore sales were up 5.0% for the quarter and 5.6% for the first six months.

Gross margins were 28.4% of sales in the quarter and 28.0% for the six month period compared to 28.5% and 28.0% for the comparable periods last year. Increased sales in the prescription mail service portion of the business, with its lower gross margin, contributed to the quarterly decrease as well as lower margins on the new Medicare prescription benefit. These factors were partially offset by higher margin generic drug sales. Non-prescription margins increased slightly in the quarter as a result of a change in sales mix.

We use the LIFO method of inventory valuation, which can only be determined annually when inflation rates and inventory levels are finalized; therefore, LIFO inventory costs for interim financial statements are estimated. Cost of sales included a LIFO provision of $23.8 million ($.01 per share) and $45.0 million ($.02 per share) for the quarter and six month periods ended February 28, 2006, versus $27.1 million ($.01 per share) and $45.6 million ($.02 per share) for the same periods a year ago. This year our estimated annual inflation rate continues to be 1.50%. Last year's second quarter rate was raised to 1.75% from the prior quarter estimate of 1.50% due to higher than projected pharmacy inflation.

Selling, occupancy and administration expenses increased to 21.7% from 21.4% of sales in the quarter and to 22.1% from 21.8% of sales for the six months. The quarter increase was principally caused by the adoption of SFAS No. 123(R) which requires the expensing of stock options and higher store expenses and salaries associated in part with the startup of the Medicare prescription benefit. These were partially offset by lower costs associated with the conversion from analog to digital photo labs. The six month comparison was also affected by lower insurance costs as a percent to sales. New generic drugs, which tempered the rate of sales growth, also increased expense ratios in the quarter and six month periods of both fiscal years.

The effective tax rate was 37.00% for the quarter and six month period this fiscal year compared to 37.25% for the quarter and 36.64% for the six month period a year ago. Last fiscal year's six month rate reflected the result of the settlement of prior year Internal Revenue Service matters in the first quarter of fiscal 2005. We expect that our effective income tax rate for the remainder of fiscal 2006 will be 37.00%.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $578.8 million at February 28, 2006, compared to $453.1 million at February 28, 2005. Short-term investment objectives are to minimize risk, maintain liquidity and maximize after-tax yields. To attain these objectives, investment limits are placed on the amount, type and issuer of securities. Investments are principally in top-tier money market funds and commercial paper.

Net cash provided by operating activities for the first half of fiscal 2006 was $1,266.3 million compared to $586.9 million a year ago. The change between periods was principally caused by tighter control over inventory levels. Our profitability is the principal source for providing funds for expansion and remodeling programs, dividends to shareholders and the stock repurchase program.

Net cash used for investing activities was $873.9 million versus $300.8 million last year. Purchases of auction rate securities exceeded the proceeds from the sale of such securities by $143.8 million for the first half of the fiscal year. This compared to proceeds exceeding purchases by $265.8 million for the same period last year. We actively invest in municipal bonds and student obligations and purchase these securities at par. While the underlying security is issued as a long term investment, they typically can be purchased and sold every 7, 28 and 35 days. The trading of auction rate securities takes place through a descending price auction with an interest rate reset at the beginning of each holding period. At the end of each holding period the interest is paid to the investor. Additions to property and equipment were $601.2 million compared to $568.4 million last year. In total, there were 222 new or relocated stores (net 171) added during the first six months of this year. This compares to 180 (net 156) in the same period last year. New stores are owned or leased. There were 57 owned locations added during the first six months and 75 under construction at February 28, 2006 versus 33 owned locations added and 90 under construction as of February 28, 2005. Business acquisitions include Schraft's, a specialty pharmacy which provides fertility medications and services; SeniorMed, an institutional pharmacy, which provides prescription services to assisted living communities; Home Pharmacy of California, which provides home care services and selected assets from the 23-store Medic drugstore chain in the Cleveland market. Other additions in the six month period were two home medical centers and three clinical pharmacies.

Capital expenditures for fiscal 2006 are expected to be approximately $1.4 billion. We plan to open approximately 475 new drugstores in fiscal 2006, with a net increase of approximately 390 drugstores, and have a total of 7,000 drugstores in the year 2010. We are continuing to relocate stores to more convenient and profitable freestanding locations. In addition to new stores, expenditures are planned for technology and distribution centers. Two new distribution centers are scheduled: one in South Carolina with an anticipated opening date in 2007 and another in Windsor, Connecticut with an anticipated opening date in calendar 2008.

Net cash used for financing activities was $390.4 million compared to $277.0 million last year. On July 14, 2004 the Board of Directors announced a stock repurchase program of up to $1 billion, which we plan to execute over four years. During the first six months of fiscal 2006, we purchased $141.8 million of company shares related to the stock repurchase program for a total of $508.9 million in purchases since the start of the program. An additional $202.9 million of shares were purchased to support the needs of the employee stock plans. Comparable amounts were $79.6 million and $204.9 million during the same period last year. For the first six months of this year we had proceeds related to employee stock plans of $98.4 million versus $91.8 million for the same period last year. There were no new short-term borrowings during either period. At February 28, 2006, we had a syndicated bank line of credit facility of $200 million to support our short-term commercial paper program.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The following table lists our contractual obligations and commitments as of February 28, 2006:

	Payments Due by Period (In Millions)
	Total	Less than 1 Year	1-3 Years	3-5 Years	Over 5 Years
Operating leases* (1)	$24,727.1	$1,401.3	$2,867.5	$2,790.6	$17,667.7
Purchase obligations (2):
Open inventory purchase orders*	948.6	948.6	-	-	-
Real estate development*	708.5	708.5	-	-	-
Other corporate obligations*	544.1	193.2	251.9	87.6	11.4
Insurance	442.9	154.4	114.6	61.3	112.6
Retiree health & life	275.0	6.7	14.1	18.7	235.5
Closed location obligations	78.7	19.0	28.6	16.8	14.3
Capital lease obligations(1)	38.2	.9	1.9	2.1	33.3
Other long-term liabilities reflected on the balance sheet	422.0	30.6	42.0	40.2	309.2
Total	$28,185.1	$3,463.2	$3,320.6	$3,017.3	$18.384.0
            * Not on balance sheet.

(1)
The above amounts for capital leases and operating leases do not include certain operating expenses under these leases such as common area maintenance, insurance and real estate taxes. These expenses for the company's most recent fiscal year were $207.4 million.

(2)	The purchase obligations include agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including open purchase orders.

OFF-BALANCE SHEET ARRANGEMENTS

Letters of credit are issued to support purchase obligations and other commitments (as reflected on the Contractual Obligations and Commitments table) as follows (In Millions):

Inventory obligations	$25.2
Real estate development	1.7
Insurance	292.2
Total	$319.1

We have no off-balance sheet arrangements other than those disclosed on the above Contractual Obligations and Commitments table.

Both on and off balance sheet financing are considered when targeting debt to equity ratios to balance the interest of equity and debt (real estate) investors. This balance allows us to lower our cost of capital while maintaining a prudent level of financial risk.

RECENT ACCOUNTING PRONOUNCEMENTS

In November 2005, the Financial Accounting Standards Board (FASB) issued FSP No. 123(R)-3, "Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards." This pronouncement provides an alternative method of calculating the excess tax benefits available to absorb any tax deficiencies recognized subsequent to the adoption of SFAS No. 123(R). The company has until November 2006 to make a one-time election to adopt the transition method. The company is currently evaluating FSP 123(R)-3; this one-time election will not affect operating income or net earnings.

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

Item 4. Controls and Procedures

Based on their evaluation as of February 28, 2006, pursuant to Exchange Act Rule 13a-15(b), the company's management, including its Chief Executive Officer and Chief Financial Officer, believe the company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e)) are effective.

In connection with the evaluation pursuant to Exchange Act Rule 13a-15(d) of the company's internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) by the company's management, including its Chief Executive Officer and Chief Financial Officer, no changes during the quarter ended February 28, 2006 were identified that have materially affected, or are reasonably likely to materially affect, the company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)
The following table provides information about purchases by the company during the quarter ended February 28, 2006 of equity securities that are registered by the company pursuant to Section 12 of the Exchange Act:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
12/01/2005 - 12/31/2005	-	$-	-	$573,752,400
01/01/2006 - 01/31/2006	2,727,000	43.5708	1,202,000	521,373,613
02/01/2006 - 02/28/2006	1,533,000	43.9344	690,000	491,138,168
Total	4,260,000	$43.7017	1,892,000	$491,138,168

(1)
The company repurchased an aggregate of 2,368,000 shares of its common stock in open-market transactions to satisfy the requirements of the company's employee stock purchase and option plans, as well as the company's Nonemployee Director Stock Plan.

(2)
On July 14, 2004, the Board of Directors approved a stock repurchase program, pursuant to which up to $1 billion of the company's common stock may be repurchased. This program was announced in the company's report on Form 8-K, which was filed on July 15, 2004. The total remaining authorization under the repurchase programs was $491,138,168 as of February 28, 2006. The expiration date of the repurchase program is July 13, 2008.

Item 4. Submission of Matters to a Vote of Security Holders

(a)	The company held its Annual Meeting of Shareholders on January 11, 2006.

(c)	(1) The shareholders voted for election of the following directors to serve until the next annual meeting or until their successors are elected and qualified:

	Votes For	Votes Withheld
David W. Bernauer	848,556,348	20,661,935
William C. Foote	851,582,608	17,635,674
James J. Howard	855,475,464	13,742,818
Alan G. McNally	859,577,102	9,641,180
Cordell Reed	855,900,032	13,318,250
Jeffrey A. Rein	853,886,212	15,332,070
David Y. Schwartz	858,935,119	10,283,163
John B. Schwemm	849,522,459	19,695,824
James A. Skinner	859,739,301	9,478,981
Marilou M. von Ferstel	858,877,220	10,341,062
Charles R. Walgreen III	858,973,387	10,244,895

(2) The proposal to ratify the appointment of Deloitte & Touche as the company's independent registered public accounting firm was approved by a vote of 860,017,259 for, 2,479,630 against and 6,721,391 abstentions.

(3) The proposal to approve the amended and restated Walgreen Co. Executive Stock Option Plan was approved by a vote of 489,866,105 for, 195,463,433 against and 10,907,408 abstentions. There were 172,981,335 broker non-votes.

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
Walgreen Co. Executive Stock Option Plan (effective January 11, 2006), as amended and restated, filed with the Securities and Exchange Commission as Exhibit 10.1 to the company's Current Report on Form 8-K dated January 17, 2006, and incorporated by reference herein.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.1	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WALGREEN CO.
(Registrant)

Dated: April 5, 2006	/s/ W.M. Rudolphsen
W.M. Rudolphsen
Senior Vice President
(Chief Financial Officer)

Dated: April 4, 2006	/s/ M.M. Scholz
M.M. Scholz
Controller
(Chief Accounting Officer)