Form 10-Q
period 2006-05-31
WALGREEN CO
filed 2006-07-07
CIK 104207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED MAY 31, 2006

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
Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☑ Accelerated Filer ☐ Non-accelerated filer☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑

The number of shares outstanding of the registrant's Common Stock, $.078125 par value, as of June 30, 2006 was 1,008,005,837.

WALGREEN CO.

FORM 10-Q FOR THE QUARTER ENDED MAY 31, 2006

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Condensed Financial Statements (Unaudited)
	a)	Balance Sheets	4
	b)	Statements of Earnings	5
	c)	Statements of Cash Flows	6
	d)	Notes to Financial Statements	7
Item 2.	Management's Discussion and Analysis of Results of Operations and Financial Condition		9
Item 3.	Qualitative and Quantitative Disclosure about Market Risk		15
Item 4.	Controls and Procedures		15

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16
Item 6.	Exhibits	17

WALGREEN CO. AND SUBSIDIARIES
CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

The consolidated condensed financial statements included herein have been prepared by the company pursuant to the rules and regulations of the Securities and Exchange Commission. The Consolidated Condensed Balance Sheet as of May 31, 2006, the Consolidated Condensed Statements of Earnings for the three and nine months ended May 31, 2006 and May 31, 2005, and the Consolidated Condensed Statements of Cash Flows for the nine months ended May 31, 2006 and May 31, 2005, have been prepared without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the company's latest annual report on Form 10-K.

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

WALGREEN CO. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(UNAUDITED)
(Dollars in Millions Except Per Share Data)

	May 31,	August 31,
	2006	2005
Assets
Current Assets:
Cash and cash equivalents	$802.4	$576.8
Short-term investments - available for sale	1,000.8	494.8
Accounts receivable, net	2,041.5	1,396.3
Inventories	5,543.7	5,592.7
Other current assets	162.0	255.9
Total Current Assets	9,550.4	8,316.5
Property and Equipment, at cost, less accumulated depreciation and amortization of $2,269.2 at May 31 and $1,985.2 at August 31	6,656.4	6,165.0
Other Non-Current Assets	234.9	127.3
Total Assets	$16,441.7	$14,608.8
Liabilities & Shareholders' Equity
Current Liabilities:
Trade accounts payable	$3,731.0	$2,918.2
Accrued expenses and other liabilities	1,629.0	1,491.9
Income taxes	43.1	70.9
Total Current Liabilities	5,403.1	4,481.0
Non-Current Liabilities:
Deferred income taxes	177.6	240.4
Other non-current liabilities	1,071.7	997.7
Total Non-Current Liabilities	1,249.3	1,238.1
Shareholders' Equity:
Preferred stock $.0625 par value; authorized 32 million shares, none issued	-	-
Common stock $.078125 par value; authorized 3.2 billion shares; issued 1,025,400,000 at May 31 and August 31	80.1	80.1
Paid-in capital	589.1	565.0
Employee stock loan receivable	(75.7)	(76.8)
Retained earnings	9,977.7	8,836.3
Treasury stock, at cost; 18,195,031 shares at May 31 and 11,887,953 shares at August 31	(781.9)	(514.9)
Total Shareholders' Equity	9,789.3	8,889.7
Total Liabilities & Shareholders' Equity	$16,441.7	$14,608.8

The accompanying Notes to Consolidated Condensed Financial
Statements are an integral part of these Statements.

WALGREEN CO. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
(UNAUDITED)
(In Millions Except Per Share Data)

	Three Months Ended		Nine Months Ended
	May 31,	May 31,	May 31,	May 31,
	2006	2005	2006	2005

Net sales	$12,175.2	$10,830.6	$35,238.7	$31,706.7

Costs and Deductions:
Cost of sales	8,832.0	7,814.4	25,433.7	22,852.0
Selling, occupancy and administration	2,635.6	2,372.1	7,734.7	6,928.9
	11,467.6	10,186.5	33,168.4	29,780.9
Other Income:
Interest income	15.6	10.9	32.4	22.7

Earnings before income tax provision	723.2	655.0	2,102.7	1,948.5
Income tax provision	254.0	244.0	764.4	718.0
Net earnings	$469.2	$411.0	$1,338.3	$1,230.5
Per share-
Basic	$.46	$.41	$1.32	$1.21
Diluted	$.46	$.40	$1.31	$1.20

Dividends declared	$.065	$.0525	$.195	$.1575

Average shares outstanding	1,008.8	1,019.5	1,010.8	1,021.2
Dilutive effect of stock options	9.1	9.6	9.3	8.2
Average shares outstanding assuming dilution	1,017.9	1,029.1	1,020.1	1,029.4

The accompanying Notes to Consolidated Condensed Financial
Statements are an integral part of these Statements.

WALGREEN CO. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In Millions)

	Nine Months Ended
	May 31, 2006	May 31, 2005

Cash flows from operating activities:
Net earnings	$1,338.3	$1,230.5
Adjustments to reconcile net earnings to net cash provided by operating activities -
Depreciation and amortization	408.7	352.2
Deferred income taxes	(62.8)	(25.4)
Stock compensation expense	83.7	-
Income tax savings from employee stock plans	16.0	25.4
Other	48.5	43.8
Changes in operating assets and liabilities -
Inventories	60.2	(466.0)
Trade accounts payable	807.4	185.6
Accounts receivable, net	(630.6)	(344.3)
Accrued expenses and other liabilities	123.9	42.5
Income taxes	(27.8)	40.5
Insurance reserves	42.4	71.1
Other current assets	85.1	(16.0)
Net cash provided by operating activities	2,293.0	1,139.9

Cash flows from investing activities:
Purchases of short-term investments - available for sale	(7,919.3)	(8,264.3)
Proceeds from sale of short-term investments - available for sale	7,428.7	8,702.1
Additions to property and equipment	(907.2)	(855.9)
Disposition of property and equipment	17.1	10.8
Net proceeds from corporate-owned life insurance policies	9.2	8.5
Business acquisitions, net of cash received	(152.2)	-
Net cash used for investing activities	(1,523.7)	(398.8)

Cash flows from financing activities:
Stock purchases	(520.9)	(644.7)
Proceeds related to employee stock plans	187.9	137.6
Cash dividends paid	(197.3)	(161.1)
Other	(13.4)	24.3
Net cash used for financing activities	(543.7)	(643.9)

Changes in cash and cash equivalents:
Net increase in cash and cash equivalents	225.6	97.2
Cash and cash equivalents at beginning of year	576.8	444.0
Cash and cash equivalents at end of period	$802.4	$541.2

The accompanying Notes to Consolidated Condensed Financial
Statements are an integral part of these Statements.

WALGREEN CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(1) Inventories are valued on a lower of last-in, first-out (LIFO) cost or market basis. At May 31, 2006 and August 31, 2005, inventories would have been greater by $873.4 million and $804.2 million respectively, if they had been valued on a lower of first-in, first-out (FIFO) cost or market basis. LIFO inventory costs can only be determined annually when inflation rates and inventory levels are finalized; therefore, LIFO inventory costs for interim financial statements are estimated. Included in inventory are product cost and inbound freight. Cost of sales is primarily based upon point-of-sale scanning information with an estimate for shrinkage and adjusted based on periodic inventories.

(2) The principal retirement plan for employees is the Walgreen Profit-Sharing Retirement Trust to which both the company and participating employees contribute. The company's contribution, which is determined annually at the discretion of the Board of Directors, has historically related to pre-tax income. The profit-sharing provision was $64.4 million for the third quarter and $187.1 million for the nine month period of this fiscal year. This compares to $58.3 million and $173.4 million for the same periods last year. The company had no contributions during the third quarter and $216.1 million for the nine month period ended May 31, 2006. This compares to no contributions for the quarter and $262.3 million for the nine month period ended May 31, 2005.

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

As of September 1, 2005, the company adopted SFAS No. 123(R), "Share-Based Payment," using the modified prospective transition method. Under this method, compensation expense is recognized for new grants beginning this fiscal year and any unvested grants prior to the adoption of SFAS No. 123(R). The company recognizes compensation expense on a straight-line basis over the employee's vesting period or to the employee's retirement eligible date, if earlier. In accordance with the modified prospective transition method, the financial statements for prior periods have not been restated. The total stock-based compensation expense for the three months and nine months ended May 31, 2006, was $20.1 million and $83.7 million, respectively. The recognized tax benefit was $7.4 million and $31.0 million, respectively. During the quarter ended May 31, 2006, the company did not issue any significant grants.

Prior to the adoption of SFAS No. 123(R), the company reported all tax benefits as an operating cash inflow. SFAS No. 123(R) requires the excess tax benefits to be reported as a financing cash inflow. The total excess tax benefit for the three months and nine months ended May 31, 2006 was $7.8 million and $7.8 million, respectively.

As of May 31, 2006, $60.9 million of total compensation cost related to nonvested awards has not yet been recognized. This cost is expected to be recognized over a weighted-average of 1.49 years.

In November 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. 123(R)-3, "Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards." This pronouncement provides an alternative method of calculating the excess tax benefits available to absorb any tax deficiencies recognized subsequent to the adoption of SFAS No. 123(R). The company has until November 2006 to make a one-time election to adopt the transition method. The company is currently evaluating FSP 123(R)-3; this one-time election will not affect operating income or net earnings.

Had compensation costs been determined consistent with the method of SFAS No. 123 for options granted during the three and nine months ended May 31, 2005, proforma net earnings and net earnings per common share would have been as follows:

(In Millions Except Per Share Data)	Three Months Ended May 31, 2005	Nine Months Ended May 31, 2005
Net Earnings, as reported	$411.0	$1,230.5
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	.1	.2
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(26.8)	(57.1)
Pro forma net earnings	$384.3	$1,173.6
Earnings per share-
Basic - as reported	$.41	$1.21
Basic - pro forma	$.38	$1.15

Diluted - as reported	$.40	$1.20
Diluted - pro forma	$.37	$1.14

(4) The company provides certain health insurance benefits for retired employees who meet eligibility requirements, including age, years of service and date of hire. The costs of these benefits are accrued over the period earned. The company's postretirement health benefit plans currently are not funded.

	Three Months Ended		Nine Months Ended
	May 31,	May 31,	May 31,	May 31,
Components of Net Periodic Benefit Costs (In Millions)	2006	2005	2006	2005
Service cost	$4.6	$6.5	$13.7	$17.7
Interest cost	5.3	6.1	16.0	18.8
Amortization of actuarial loss	2.2	2.8	6.6	7.8
Amortization of prior service cost	(1.0)	(0.5)	(3.0)	(1.5)
Transition obligation	-	4.9	-	4.9
Total postretirement benefit cost	$11.1	$19.8	$33.3	$47.7

(5) Litigation settlement gains of $6.6 million for the quarter and $26.3 million for the nine month periods, which were classified as Other Income in fiscal 2005, have been reclassified as reductions to Selling, occupancy and administration expenses.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

INTRODUCTION

Walgreens is a retail drugstore chain that sells prescription and non-prescription drugs and general merchandise. General merchandise includes, among other things, cosmetics, toiletries, food, beverages, household items and photofinishing. Customers can have prescriptions filled at the drugstore counter, as well as through the mail, by telephone and on the Internet. As of May 31, 2006, we operated 5,251 stores (including seven mail service facilities, 38 home care facilities and 16 clinic pharmacies) located in 45 states and Puerto Rico. We also operate a PBM (pharmacy benefit manager).

The drugstore industry is highly competitive. In addition to other drugstore chains, independent drugstores and mail order prescription providers, we also compete with various other retailers including grocery stores, convenience stores, mass merchants and dollar stores.

The long-term outlook for prescription sales is strong due in part to the aging population, as well as the continued development of innovative drugs that improve quality of life and control healthcare costs. As of January 1, 2006, the new Medicare prescription benefit went into effect. This new program has resulted in additional prescription sales, although the gross margin rates on these sales have been lower.

We continue to expand into new markets and increase penetration in existing markets. Organic growth continues to be our primary growth vehicle; however, consideration is given to acquisitions that provide a unique opportunity and strategic fit. To support our growth, we are investing significantly in prime locations, technology and customer service initiatives.

OPERATING STATISTICS

	Percentage Increases
	Three Months Ended May 31, 2006	Nine Months Ended May 31, 2006
Net Sales	12.4	11.1
Net Earnings	14.2	8.8
Comparable Drugstore Sales	7.6	7.1
Prescription Sales	13.5	11.7
Comparable Drugstore Prescription Sales	9.3	8.1
Front-End Sales	10.2	10.6
Comparable Front-End Sales	4.6	5.3

	Percent to Sales
	Three Months Ended		Nine Months Ended
	May 31,	May 31,	May 31,	May 31,
	2006	2005	2006	2005
Gross Margin	27.46	27.85	27.82	27.93
Selling, Occupancy and
Administration Expenses (1)	21.65	21.90	21.94	21.86

(1) Litigation settlement gains, which were classified as Other Income in fiscal 2005, have been reclassified as reductions to Selling, occupancy and administration expenses.

	Other Statistics
	Three Months Ended		Nine Months Ended
	May 31, 2006	May 31, 2005	May 31, 2006	May 31, 2005
Prescription Sales as a % of Net Sales	65.2	64.5	63.7	63.4
Third Party Sales as a % of Drugstore Prescription Sales	93.5	92.9	92.9	92.7
Total Number of Prescriptions (in millions)	137.5	128.0	395.9	368.8
Total Number of Stores (2)			5,251	4,837

(2) Last year's numbers have been adjusted to include 32 home care locations for consistency.

RESULTS OF OPERATIONS

Net earnings for the third quarter ended May 31, 2006, were $469.2 million or $.46 per share (diluted). This was a 14.2% increase in net earnings over the third quarter last year. This quarter's results included a $20.1 million pre-tax or $.01 per share (diluted) charge related to the first quarter adoption of SFAS No. 123(R), "Share-Based Payments," which requires expensing stock options based on the fair value of those options at the date of the grant. In addition, income tax expense was reduced by $13.6 million or $.01 per share (diluted) in the quarter as a result of the settlement of various IRS matters. Last fiscal year's third quarter included pre-tax litigation settlement gains of $6.6 million.

Net earnings for the nine months increased 8.8% to $1.338 billion or $1.31 per share (diluted). The nine month results included a charge of $83.7 million pre-tax or $.05 per share (diluted) for the expensing of stock options and included the previously mentioned $13.6 million tax benefit, while last year's nine month results included a similar $7.8 million or $.01 per share (diluted) tax benefit. Also, last year's nine month period included pre-tax gains of $26.3 million or $.02 per share (diluted) from litigation settlements.

Net sales increased by 12.4% in the third quarter to $12.2 billion, and rose by 11.1% to $35.2 billion for the nine months. Drugstore sales increases resulted from sales gains in existing stores and added sales from new stores, each of which include an indeterminate amount of market-driven price changes. Comparable drugstore sales were up 7.6% for the quarter and 7.1% for the nine month period. Comparable stores are defined as those that have been open for at least twelve consecutive months without closure for seven or more consecutive days and without a major remodel or a natural disaster in the past twelve months. Relocated stores are not included as comparable stores for the first twelve months after the relocation. We operated 5,251 locations as of May 31, 2006 compared to 4,837 a year earlier.

Prescription sales increased 13.5% for the third quarter and 11.7% for the nine month period. Generic drugs introduced in the last twelve months, which have a lower retail price, reduced prescription sales by 2.0% in the quarter and 1.9% for the nine month period. Prescriptions accounted for 65.2% of sales in the quarter and 63.7% year-to-date. Prescription sales in comparable drugstores increased 9.3% for the quarter and 8.1% for the nine month period. Third party sales, where reimbursement is received from managed care organizations and government and private insurance, were 93.5% of pharmacy sales for the quarter and 92.9% for the nine month period in fiscal 2006. This compares to 92.9% for the quarter and 92.7% for the nine month period a year ago. The total number of prescriptions filled for the quarter was 137.5 million and 395.9 million for nine month period, compared to 128.0 million and 368.8 million for the same periods a year ago.

Non-prescription (front-end) sales increased 10.2% in the third quarter and 10.6% for the nine months. Comparable front-end drugstore sales were up 4.6% for the quarter and 5.3% for the nine months.

Gross margins were 27.46% of sales in the quarter and 27.82% for the nine month period compared to 27.85% and 27.93% for the comparable periods last year. Lower margins on the new Medicare Part D business contributed to the quarter and nine month decrease. This was partially offset by the introduction of new generic drugs. The ongoing shift toward prescription sales which carry a lower margin than front-end merchandise also contributed to the decrease. Non-prescription margins decreased principally as a result of a change in sales mix.

We use the LIFO method of inventory valuation, which can only be determined annually when inflation rates and inventory levels are finalized; therefore, LIFO inventory costs for interim financial statements are estimated. Cost of sales included a LIFO provision of $24.2 million ($.01 per share) and $69.2 million ($.04 per share) for the quarter and nine month periods ended May 31, 2006, versus $24.2 million ($.01 per share) and $69.8 million ($.03 per share) for the same periods a year ago. This year our estimated annual inflation rate continues to be 1.50%. Last year's estimated rate was 1.75%.

Selling, occupancy and administration expenses decreased to 21.65% from 21.90% of sales in the quarter and were 21.94% of sales for the nine month period versus from 21.86% last year. The quarter decrease as a percent to sales was principally caused by lower legal expenses and costs associated with the conversion from analog to digital photo labs. This decrease was partially offset by the adoption of SFAS No. 123(R), which requires the expensing of stock options. The nine month period included increased costs related to the expensing of stock options and store salaries. These increases were partially offset by lower costs associated with the conversion from analog to digital photo labs and insurance costs.

The effective tax rate was 35.12% for the quarter and 36.35% for the nine month period this fiscal year compared to 37.25% for the quarter and 36.85% for the nine month period a year ago. The decrease between quarters is principally the result of the settlement of certain prior years' Internal Revenue Service matters. Last year's nine month rate reflects a similar adjustment made in the first quarter. We expect our effective tax rate for the fourth quarter of fiscal 2006 to be 37.00%.

CRITICAL ACCOUNTING POLICIES

The consolidated condensed financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and include amounts based on management's prudent judgments and estimates. Actual results may differ from these estimates. Management believes that any reasonable deviation from those judgments and estimates would not have a material impact on our consolidated financial position or results of operations. To the extent that the estimates used differ from actual results, however, adjustments to the statement of earnings and corresponding balance sheet accounts would be necessary. These adjustments would be made in future statements. Some of the more significant estimates include liability for closed locations, liability for insurance claims, vendor allowances, allowance for doubtful accounts, and cost of sales. We use the following techniques to determine estimates:

Liability for closed locations -

The liability is based on the present value of future rent obligations and other related costs (net of estimated sublease rent) to the first lease option date. We have not made any material changes to the method of estimating our liability for closed locations during the last three years. Based on current knowledge, we do not believe there is a reasonable likelihood that there will be a material change in the estimate or assumptions used to determine the liability.

Liability for insurance claims -

The liability for insurance claims is recorded based on estimates for claims incurred. The provisions are estimated in part by considering historical claims experience, demographic factors and other actuarial assumptions. We have not made any material changes to the method of estimating our liability for insurance claims during the last three years. Based on current knowledge, we do not believe there is a reasonable likelihood that there will be a material change in the estimate or assumptions used to determine the liability.

Vendor allowances -

Vendor allowances are principally received as a result of purchase levels, sales or promotion of vendors' products. Allowances are generally recorded as a reduction of inventory and are recognized as a reduction of cost of sales when the related merchandise is sold. Those allowances received for promoting vendors' products are offset against advertising expense and result in a reduction of selling, occupancy and administration expense to the extent of advertising incurred, with the excess treated as a reduction of inventory costs. We have not made any material changes to the method of estimating our vendor allowances during the last three years. Based on current knowledge, we do not believe there is a reasonable likelihood that there will be a material change in the estimate or assumptions used to determine vendor allowances.

Allowance for doubtful accounts -

The provision for bad debt is based on both specific receivables and historic write-off percentages. We have not made any material changes to the method of estimating our allowance for doubtful accounts during the last three years. Based on current knowledge, we do not believe there is a reasonable likelihood that there will be a material change in the estimate or assumptions used to determine the allowance.

Cost of sales -

Drugstore cost of sales is primarily derived based on point-of-sale scanning information with an estimate for shrinkage and adjusted based on periodic inventories. We have not made any material changes to the method of estimating cost of sales during the last three years. Based on current knowledge, we do not believe there is a reasonable likelihood that there will be a material change in the estimate or assumptions used to determine cost of sales.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $802.4 million at May 31, 2006, compared to $541.2 million at May 31, 2005. Short-term investment objectives are to minimize risk, maintain liquidity and maximize after-tax yields. To attain these objectives, investment limits are placed on the amount, type and issuer of securities. Investments are principally in top-tier money market funds and commercial paper.

Net cash provided by operating activities for the first nine months of fiscal 2006 was $2.293 billion compared to $1.140 billion a year ago. The change between periods was principally caused by better control over inventory levels. The primary reason for the increase in accounts receivable as well as trade accounts payable, was the Medicare Part D prescription benefit. Our profitability is the principal source for providing funds for expansion (including acquisitions) and remodeling programs, dividends to shareholders and the stock repurchase program.

Net cash used for investing activities was $1.524 billion versus $398.8 million last year. Purchases of auction rate securities exceeded the proceeds from the sale of such securities by $490.6 million for the first nine months of the fiscal year. This compared to proceeds exceeding purchases by $437.8 million for the same period last year. We actively invest in municipal bonds and student obligations and purchase these securities at par. While the underlying security is issued as a long-term investment, they typically can be purchased and sold every 7, 28 and 35 days. The trading of auction rate securities takes place through a descending price auction with an interest rate reset at the beginning of each holding period. At the end of each holding period the interest is paid to the investor. Additions to property and equipment were $907.2 million compared to $855.9 million last year. In total, there were 334 new or relocated stores (net 266) added during the first nine months of this year. This compares to 267 (net 224) in the same period last year. New stores are owned or leased. There were 86 owned locations added during the first nine months and 75 under construction at May 31, 2006 versus 60 owned locations added and 100 under construction as of May 31, 2005. Business acquisitions include Schraft's, a specialty pharmacy which provides fertility medications and services; SeniorMed, an institutional pharmacy, which provides prescription services to assisted living communities; Home Pharmacy of California and Canadian Valley Medical Solutions, which provide home care services; and selected assets from the 23-store Medic drugstore chain in the Cleveland market. Other additions in the nine month period were two home medical centers and three clinical pharmacies. On June 5, 2006, we announced that Delaware-based Happy Harry's pharmacy chain has agreed to merge with Walgreens. The transaction includes all 76 Happy Harry's stores in Delaware, Pennsylvania, Maryland and New Jersey, along with the corporate office and distribution center in Newark, Delaware.

Capital expenditures for fiscal 2006 are expected to be approximately $1.3 billion, excluding business acquisitions. We plan to open approximately 475 new drugstores in fiscal 2006, with a net increase of approximately 390 drugstores, excluding 76 Happy Harry's pharmacies that will merge with us in our fourth quarter. We anticipate organic growth of 500 new drugstores with a net increase of more than 400 drugstores after closings and relocations in fiscal 2007, and a total of 7,000 drugstores in the year 2010. We are continuing to relocate stores to more convenient and profitable freestanding locations. In addition to new stores, expenditures are planned for technology and distribution centers. Two new distribution centers are scheduled: one in Anderson, South Carolina with an anticipated opening date in fiscal 2007 and another in Windsor, Connecticut with an anticipated opening date in calendar 2008.

Net cash used for financing activities was $543.7 million compared to $643.9 million last year. On July 14, 2004 the Board of Directors announced a stock repurchase program of up to $1 billion, which we plan to execute over four years. During the first nine months of fiscal 2006, we purchased $242.7 million of company shares related to the stock repurchase program for a total of $609.7 million in purchases since the start of the program. An additional $278.2 million of shares were purchased to support the needs of the employee stock plans. Comparable amounts were $286.2 million and $358.5 million during the same period last year. For the first nine months of this year we had proceeds related to employee stock plans of $187.9 million versus $137.6 million for the same period last year. Year to date cash dividends paid were $197.3 million for fiscal 2006 versus $161.1 million for the same period a year ago. There were no new short-term borrowings during either period. At May 31, 2006, we had a syndicated bank line of credit facility of $200 million to support our short-term commercial paper program.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The following table lists our contractual obligations and commitments as of May 31, 2006:
	Payments Due by Period (In Millions)
	Total	Less than 1 Year	1-3 Years	3-5 Years	Over 5 Years
Operating leases* (1)	$25,230.0	$1,425.8	$2,920.0	$2,852.0	$18,032.2
Purchase obligations (2):
Open inventory purchase orders*	1,235.8	1,235.8	-	-	-
Real estate development*	757.7	755.5	2.2	-	-
Other corporate obligations*	599.0	357.9	145.9	78.8	16.4
Insurance	454.6	157.2	118.1	63.2	116.1
Retiree health & life	284.1	6.7	14.6	19.3	243.5
Closed location obligations	71.9	17.4	26.0	15.5	13.0
Capital lease obligations (1)	38.0	.9	1.9	2.1	33.1
Other long-term liabilities reflected on the balance sheet	440.9	35.9	50.4	40.6	314.0
Total	$29,112.0	$3,993.1	$3,279.1	$3,071.5	$18,768.3
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

Inventory obligations	$63.4
Real estate development	1.7
Insurance	292.2
Total	$357.3

We have no off-balance sheet arrangements other than those disclosed on the above Contractual Obligations and Commitments table.

Both on and off-balance sheet financing are considered when targeting debt to equity ratios to balance the interest of equity and debt (real estate) investors. This balance allows us to lower our cost of capital while maintaining a prudent level of financial risk.

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

Item 4. Controls and Procedures

Based on their evaluation as of May 31, 2006, pursuant to Exchange Act Rule 13a-15(b), the company's management, including its Chief Executive Officer and Chief Financial Officer, believe the company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e)) are effective.

In connection with the evaluation pursuant to Exchange Act Rule 13a-15(d) of the company's internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) by the company's management, including its Chief Executive Officer and Chief Financial Officer, no changes during the quarter ended May 31, 2006 were identified that have materially affected, or are reasonably likely to materially affect, the company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)
The following table provides information about purchases by the company during the quarter ended May 31, 2006 of equity securities that are registered by the company pursuant to Section 12 of the Exchange Act:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
3/1/2006 - 3/31/2006	-	$-	-	$491,138,168
04/01/2006 - 04/30/2006	1,940,000	43.1943	1,065,000	445,138,504
05/01/2006 - 05/31/2006	2,264,000	40.8199	1,345,000	390,263,859
Total	4,204,000	$41.9156	2,410,000	$390,263,859

(1)
The company repurchased an aggregate of 1,794,000 shares of its common stock in open-market transactions to satisfy the requirements of the company's employee stock purchase and option plans, as well as the company's Nonemployee Director Stock Plan.

(2)
On July 14, 2004, the Board of Directors approved a stock repurchase program, pursuant to which up to $1 billion of the company's common stock may be repurchased. This program was announced in the company's report on Form 8-K, which was filed on July 15, 2004. The total remaining authorization under the repurchase programs was $390,263,859 as of May 31, 2006. The expiration date of the repurchase program is July 13, 2008.

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

WALGREEN CO.
(Registrant)

Dated: July 6, 2006	/s/ W.M. Rudolphsen
W.M. Rudolphsen
Senior Vice President
(Chief Financial Officer)

Dated: July 6, 2006	/s/ M.M. Scholz
M.M. Scholz
Controller
(Chief Accounting Officer)