Form 10-K
period 2006-08-31
WALGREEN CO
filed 2006-11-07
CIK 104207

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 31, 2006.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
The NASDAQ Stock Market LLC
Chicago Stock Exchange
Securities registered pursuant to section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☒     Accelerated filer ☐    Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒

As of February 28, 2006, the aggregate market value of Walgreen Co. common stock, par value $.078125 per share, held by non-affiliates (based upon the closing transaction price on the New York Stock Exchange) was approximately $45,061,959,000. As of October 31, 2006, there were 1,003,442,336 shares of Walgreen Co. common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Annual Report to Shareholders for the year ended August 31, 2006, only to the extent expressly so stated herein, are incorporated by reference into parts I, II and IV of Form 10-K. Portions of the registrant's proxy statement for its 2006 annual meeting of shareholders to be held January 10, 2007, are incorporated by reference into part III of Form 10-K.

PART I

Item 1.	Business
(a)	General development of business.

Walgreen Co. (The "company" or "Walgreens") was incorporated as an Illinois corporation in 1909 as a successor to a business founded in 1901. Walgreens is the nation's largest drugstore chain (based on sales) and recorded its 32nd year of consecutive sales and earnings growth. During the year, the company opened or acquired 570 stores for a net increase of 476 stores after relocations and closings. The total number of stores at August 31, 2006 was 5,461 located in 47 states and Puerto Rico. Aggressive growth will continue as the company anticipates operating more than 7,000 stores by 2010.

Walgreens is committed to organic growth but carefully considers unique acquisition opportunities when they are a good fit with the existing store base. In 2006, for example, the company merged with 76 Happy Harry's stores, primarily in Delaware.

The company's managed care division, Walgreens Health Services, continues to grow organically, as well as through acquisitions. Three recent acquisitions include Schraft's A Specialty Pharmacy, for fertility drugs, Medmark Inc., a specialty pharmacy business and SeniorMed LLC, which supplies medications to assisted living and long-term care institutions.

To support store expansion, the company opened four additional distribution centers in the past five years, the most recent in Moreno Valley, California in fiscal 2004. These centers are 20% more productive than our older distribution centers. The first of a new-generation of distribution centers is scheduled to open in South Carolina in fiscal 2007. This center is expected to provide another 20% productivity improvement. A second new-generation center in Connecticut is planned to open in fiscal 2009.

Prescription sales continue to become a larger portion of the company's business. This year prescriptions accounted for 64.3% of sales compared to 63.7% last year. Third party sales, where reimbursement is received from managed care organizations, government and private insurance, were 93.1% of prescription sales compared to 92.7% a year ago. Overall, Walgreens filled 529 million prescriptions in 2006, an increase of 8.1% from the previous year.

Walgreens pharmacy sales trends are expected to continue to grow due, in part, to the aging population, the introduction of lower priced generics and the continued development of innovative drugs that improve quality of life and control healthcare costs. Also, the increase in generic introductions continues to boost the number of prescriptions filled. Although generics reduce sales dollars, they save both patients and payors money and generally offer higher gross profit than brand name drugs.

The company has garnered a larger share of senior patients from the Medicare Part D prescription drug benefit that rolled out on January 1, 2006. Of the Medicare Part D prescriptions filled in the first eight months of calendar 2006, more than 35% were for new patients introduced to Walgreens umbrella of pharmacy services for the first time.

As of fiscal year-end 2006, 220 employers and managed care plans offer Advantage90, a 90-day retail prescription option to mandatory mail programs, to a total of 6.5 million members.

Photofinishing continued to contribute to gross margins for general merchandise in 2006, as the company expanded its digital photo offerings. New online digital photo services introduced in fiscal 2006 increased sales by 58%. Walgreens has also initiated a printer cartridge refill program in stores.

Walgreens strong name recognition continues to drive private brand sales, which are now 17% of the company's front-end business and 46% of all private brand sales in U.S. chain drugstores.

During fiscal 2006, Walgreens' market share in 58 of the top 60 front-end categories increased, as compared to all food, drug and mass merchandise competitors. Today, 131.8 million people live within two miles of a Walgreens and 4.7 million shoppers walk into a Walgreens store daily.

During fiscal year 2006 the company added $1.3 billion to property and equipment, which included approximately $1.039 billion related to stores, $162.7 million for distribution centers, and $135.8 million related to other corporate items. Capital expenditures for fiscal 2007 are expected to be approximately $1.7 billion, excluding acquisitions.
Walgreens plans to increase business by investing in prime locations, new technology and customer service initiatives in fiscal 2007.

(b)	Financial information about industry segments.

The company's primary business is the operation of retail drugstores.

(c)	Narrative description of business.

(i)	Principal products produced and services rendered.

The drugstores are engaged in the retail sale of prescription and non-prescription drugs and general merchandise. General merchandise includes, among other things, beauty care, personal care, household items, candy, photofinishing, greeting cards, seasonal items and convenience foods. Customers can have prescriptions filled at the drugstore counter as well as through the mail, by telephone and on the Internet.

The estimated contributions of various product classes to sales for each of the last three fiscal years are as follows:
Product Class	Percentage
	2006	2005	2004
Prescription Drugs	64	64	63
Non-prescription Drugs	11	11	12
General Merchandise	25	25	25
Total Sales	100	100	100

(ii)	Status of a product or segment.

Not applicable.

(iii)	Sources and availability of raw materials.

Inventories are purchased from numerous domestic and foreign suppliers. The loss of any one supplier or group of suppliers under common control would not have a material effect on the business.

(iv)	Patents, trademarks, licenses, franchises and concessions held.

Walgreens markets products under various trademarks, trade dress and trade names and holds assorted business licenses (pharmacy, occupational, liquor, etc.) having various lives, which are necessary for the normal operation of business. The company also has filed various patent applications relating to its business and products, six of which have been issued.

(v)	Seasonal variations in business.

The business is seasonal in nature, with Christmas generating a higher proportion of front-end sales and earnings than other periods. Both prescription and non-prescription drug sales are affected by the timing and severity of the cold/flu season. See the note "Summary of Quarterly Results (Unaudited)" on page 31 of the Annual Report to Shareholders for the year ended August 31, 2006 ("2006 Annual Report"), which note is incorporated herein by reference.

(vi)	Working capital practices.

The company generally finances its inventory and expansion needs with internally generated funds. See the note "Short-Term Borrowings" on page 29 and "Management's Discussion and Analysis of Financial Condition" on pages 20 through 22 of the 2006 Annual Report, which sections are incorporated herein by reference. Short-term borrowings are not expected in fiscal 2007.

Due to the nature of the retail drugstore business 93.1% of all prescription sales are now covered by third party payors. Prescription sales represent 64.3% of total store sales. The remainder of store sales are principally for cash, credit and debit cards. Customer returns are immaterial.

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

The company fills prescriptions for many state public assistance plans. Revenues from all such plans are approximately 6.5% of total sales.

(x)	Competitive conditions.

The drug store industry is highly competitive. As a volume leader in the retail drug industry, Walgreens competes with various retailers, including chain and independent drugstores, mail order prescription providers, grocery stores, mass merchants and dollar stores. Competition remained keen during the fiscal year with the company competing on the basis of service, convenience, variety and price. The company's geographic dispersion tends to offset the impact of temporary economic and competitive conditions in individual markets. The number and location of the company's drugstores appear in the listing of stores by state on the back cover of the 2006 Annual Report, which section is incorporated herein by reference.

(xi)	Research and development activities.

The company does not engage in any material research activities.

(xii)	Environmental disclosures.

Federal, state and local environmental protection requirements have no material effect upon capital expenditures, earnings or the competitive position of the company.

(xiii)	Number of employees.

The company employs approximately 195,000 persons, about 52,800 of whom are part-time employees working less than 30 hours per week.

(d)	Financial information about foreign and domestic operations and export sales.

All the company sales occurred within the continental United States and Puerto Rico. There are no export sales.

(e)	Available information

The company maintains a website at investor.walgreens.com. The company makes copies of its Annual Reports on Form 10-K, quarterly reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports filed with or furnished to the SEC available to investors on or through its website free of charge as soon as reasonably practicable after the company electronically files them with or furnishes them to the SEC. The contents of the company's website are not, however, a part of this report. In addition, charters of all committees of the company's Board of Directors, as well as the company's Corporate Governance Guidelines and Ethics Policy Statement, are available on the company's website at investor.walgreens.com or, upon written request, in printed hardcopy form. Written requests should be sent to Walgreen Co., Attention: Shareholder Relations, Mail Stop #2261, 200 Wilmot Road, Deerfield, Illinois 60015. Changes to or waivers, if any, of the company's Ethics Policy Statement for directors and executive officers would be promptly disclosed on the company's website.

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

Cautionary Note Regarding Forward Looking Statements

Certain information in this annual report, as well as in other public filings, the company website, press releases and oral statements made by our representatives, is forward-looking information based on current expectations and plans that involve risks and uncertainties. Forward-looking information includes statements concerning pharmacy sales trends, prescription margins, number and location of new store openings, outcomes of litigation, the level of capital expenditures, demographic trends; as well as those that include or are preceded by the words "expects," "estimates," "believes," "plans," "anticipates" or similar language. For such statements, we claim the protection of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

Forward-looking statements may involve risks and uncertainties, known or unknown to the company, that could cause results to differ materially from management expectations as projected in such forward-looking statements. These risks and uncertainties are discussed in Item 1A below. Unless otherwise required by applicable securities laws, the company assumes no obligation to update its forward-looking statements to reflect subsequent events or circumstances.

Item 1A.  Risk Factors

The risks described below could materially and adversely affect our business, financial condition and results of operations. These risks are not the only risks that we face. Our business operations could also be affected by additional factors that are not presently known to us or that we currently consider to be immaterial to our operations.

The retail drug store and pharmacy benefit services industries are highly competitive and further increases in competition could adversely affect us.

We face intense competition with local, regional and national companies, including other drug store chains, independent drug stores, mail-order prescription providers and various other retailers such as grocery stores, convenience stores, mass merchants and dollar stores, many of which are aggressively expanding in markets we serve. In the pharmacy benefit services industry, our competitors include large national and regional pharmacy benefit managers and insurance companies and managed care providers, some of which are owned by or have affiliations with our retail drug store competitors. As competition increases in the markets in which we operate, a significant increase in general pricing pressures could occur, which could require us to reevaluate our pricing structures to remain competitive. Our failure to reduce prices could result in decreased revenue, and reducing prices without also reducing costs could negatively affect profits.

Reductions in third-party reimbursement levels, from private or government plans, for prescription drugs could reduce our margin on pharmacy sales and could have a significant effect on our retail drug store profits.

The continued efforts of health maintenance organizations, managed care organizations, pharmacy benefit management companies, government entities, and other third-party payors to reduce prescription drug costs and pharmacy reimbursement rates may impact our profitability.  On February 8, 2006, the President signed into law the Deficit Reduction Act of 2005, which seeks to reduce federal spending by altering the Medicaid reimbursement formula for multi-source (i.e., generic) drugs. These changes are expected to result in reduced Medicaid reimbursement rates for retail pharmacies. In addition, the President’s proposed budget for fiscal year 2007 contains further reductions in the Medicaid reimbursement formula for multi-source drugs. We cannot determine the impact at this time. Reduced reimbursement rates could adversely affect our revenues and profits.

We are subject to governmental regulations, procedures and requirements. A significant change in, or noncompliance with, these regulations could have a material adverse effect on profitability.

Our retail drug store and pharmacy benefit services businesses are subject to numerous federal, state and local regulations. Changes in these regulations may require extensive system and operating changes that may be difficult to implement. Untimely compliance or noncompliance with applicable regulations could result in the imposition of civil and criminal penalties that could adversely affect the continued operation of our business, including: suspension of payments from government programs; loss of required government certifications; loss of authorizations to participate in or exclusion from government reimbursement programs, such as the Medicare and Medicaid programs; loss of licenses; or significant fines or monetary penalties, and could adversely affect the continued operation of our business. The regulations to which we are subject include, but are not limited to: federal, state and local registration and regulation of pharmacies; applicable Medicare and Medicaid regulations; the Health Insurance Portability and Accountability Act, or HIPAA; accounting standards; tax laws and regulations; laws and regulations relating to the protection of the environment and health and safety matters, including those governing exposure to, and the management and disposal of, hazardous substances; regulations of the U.S. Food and Drug Administration, the U.S. Federal Trade Commission, the Drug Enforcement Administration, and the Consumer Product Safety Commission, as well as state regulatory authorities, governing the sale, advertisement and promotion of products we sell; anti-kickback laws; false claims laws; and federal and state laws governing the practice of the profession of pharmacy. Furthermore, the frequency and rate of FDA approval of new brand name and generic prescription drugs or of additional existing prescription drugs for over-the-counter sales could have an impact on our revenues and profitability.

Our ability to hire and retain pharmacy personnel is important to the continued success of our business.

As our business expands, we believe that our future success will depend greatly on our continued ability to attract and retain skilled and qualified pharmacists. The retail drug store industry is experiencing an ongoing shortage of licensed pharmacists. This has resulted in continued upward pressure on pharmacist compensation packages. Although we generally have been able to meet our pharmacist staffing requirements in the past, any future inability to do so could limit our ability to offer extended pharmacy hours and negatively impact our revenue and our ability to deliver high levels of customer service.

Should a product liability issue or personal injury issue arise, inadequate product or other liability insurance coverage or our inability to maintain such insurance may result in a material adverse effect on our business and financial condition.

Products that we sell could become subject to contamination, product tampering, mislabeling or other damage. In addition, errors in the dispensing and packaging of pharmaceuticals could lead to serious injury. Product liability or personal injury claims may be asserted against us with respect to any of the products or pharmaceuticals we sell or services we provide. Should a product or other liability issue arise, the coverage limits under our insurance programs and the indemnification amounts available to us may not be adequate to protect us against claims. We also may not be able to maintain this insurance on acceptable terms in the future. Damage to our reputation in the event of a product liability or personal injury issue or judgment against us or a product recall could have an adverse effect on our business, financial condition or results of operations.

Our ability to grow our business may be constrained by our inability to find suitable new store locations at acceptable prices or by the expiration of our current leases.

Our ability to grow our business may be constrained if suitable new store locations cannot be identified with lease terms or purchase prices that are acceptable to us. We compete with other retailers and businesses for suitable locations for our stores. Local land use and other regulations applicable to the types of stores we desire to construct may impact our ability to find suitable locations and influence the cost of constructing our stores. The expiration of leases at existing store locations may adversely affect us if the renewal terms of those leases are unacceptable to us and we are forced to close or relocate stores. Further, changing local demographics at existing store locations may adversely affect revenue and profitability levels at those stores.

Changes in economic conditions could adversely affect consumer buying practices and reduce our revenues and profitability.

Our performance may be negatively influenced by changes in national, regional or local economic conditions and consumer confidence. External factors that affect consumer confidence and over which we exercise no influence include unemployment rates, levels of personal disposable income, national, regional or local economic conditions, the introduction of new merchandise or brand and generic prescription drugs, and acts of war or terrorism. Changes in economic conditions and consumer confidence could adversely affect consumer preferences, purchasing power and spending patterns. A decrease in overall consumer spending as a result of changes in economic conditions could adversely affect our front-end sales. Profit margins are greater on front-end sales than on pharmacy sales, and any decrease in sales of front-end products would have a negative impact on our profitability. Acts of war or terrorism may cause damage to our facilities, disrupt the supply of the products and services we offer in our stores or adversely impact consumer demand. All these factors could impact our revenues, operating results and financial condition.

There are a number of business risks which could adversely affect our financial results.

Our success depends on our ability to establish effective advertising, marketing and promotional programs. If we are unsuccessful in our advertising and merchandising strategies, sales could be negatively affected. Our success also depends on our continued ability to attract and retain store and management personnel, and the loss of key personnel could have an adverse effect on the results of our operations, financial condition or cash flow. We also may not be able to successfully and timely implement new computer systems and technology, or may experience system disruptions or delays, which could adversely impact our operations and our ability to attract and retain customers. Furthermore, the products we sell are sourced from a wide variety of domestic and international vendors, and any future inability to find qualified vendors and access products in a timely and efficient manner could adversely impact our business.

Item 1B.  Unresolved Staff Comments

There are no unresolved staff comments outstanding with the Securities and Exchange Commission at this time.

Item 2.	Properties

The number and location of the company's drugstores appear in the listing of stores by state on the back cover of the 2006 Annual Report, which section is incorporated herein by reference. Most of the company's drugstores are leased. The leases are for various terms and periods. See the caption, "Leases" on page 28 of the 2006 Annual Report, which section is incorporated herein by reference. The company owns approximately 18% of the retail stores open at August 31, 2006. The company has an aggressive expansion program of adding new stores and remodeling and relocating existing stores. Net retail selling space was increased from 55.2 million square feet at August 31, 2005, to 60.6 million square feet at August 31, 2006. Approximately 44.3% of company stores have been opened or remodeled during the past five years.

The company's retail drugstore operations are supported by thirteen major distribution centers with a total of approximately 8.1 million square feet of space in all distribution centers, of which 6.3 million square feet is owned. The remaining space is leased. All distribution centers are served by modern systems for order processing control, operating efficiencies and rapid merchandise delivery to stores. In addition, the company uses public warehouses to handle certain distribution needs. Two new distribution centers are planned; Anderson, South Carolina which is projected to open in fiscal 2007 and Windsor, Connecticut which is scheduled to open in fiscal 2009.

There are seventeen principal office facilities containing approximately 1.9 million square feet of which approximately 1.7 million square feet is owned and the remainder is leased. The company operates three mail service facilities containing approximately 252,000 square feet of which approximately 133,000 square feet is owned and the remainder is leased.

The company also owns 17 strip shopping malls containing approximately 605,000 square feet of which approximately 442,000 square feet is leased to others.

Item 3.	Legal Proceedings

The information in response to this item is incorporated herein by reference to the caption "Contingencies" on page 29 of the 2006 Annual Report.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following information is furnished with respect to each executive officer of the company as of November 1, 2006:

NAME AND BUSINESS EXPERIENCE	AGE	OFFICE HELD
David W. Bernauer	62	Chairman
Chairman of the Board since January 2003
Chief Executive Officer January 2002 to July 2006
President and Chief Operating Officer January 1999 to January 2003
Director since January 1999
Mr. Bernauer is currently a director of Office Depot, Inc.

Jeffrey A. Rein	54	President and Chief Executive Officer
President and Chief Executive Officer since July 2006
President and Chief Operating Officer January 2003 to July 2006
Executive Vice President February 2001 to January 2003
Director since January 2003

George J. Riedl	46	Executive Vice President
Executive Vice President since January 2006
Senior Vice President January 2003 to January 2006
Divisional Vice President December 2001 to January 2003
General Merchandise Manager January 2000 to December 2001

Trent E. Taylor	49	Executive Vice President
Executive Vice President since October 2005
Senior Vice President January 2002 to October 2005
Chief Information Officer since January 1999

Mark A. Wagner	45	Executive Vice President
Executive Vice President since March 2006
Senior Vice President February 2002 to March 2006
Treasurer February 2000 to February 2002

NAME AND BUSINESS EXPERIENCE	AGE	OFFICE HELD
Gregory D. Wasson	48	Executive Vice President
Executive Vice President since October 2005
Senior Vice President February 2004 to October 2005
Vice President October 2001 to February 2004
President, Walgreens Health Initiatives Inc. since March 2002
Executive Vice President, Walgreens Health Initiatives, Inc. October 2001 to March 2002
Operations Vice President February 1999 to October 2001

R. Bruce Bryant	56	Senior Vice President
Senior Vice President since September 2000

John W. Gleeson	60	Senior Vice President and Treasurer
Senior Vice President since February 2004
Treasurer since February 2002
Vice President February 2000 to February 2004

Dana I. Green	56	Senior Vice President, General Counsel and Corporate Secretary
Senior Vice President, General Counsel and Corporate Secretary since January 2005
Senior Vice President February 2004 to January 2005
Vice President May 2000 to February 2004

William M. Handal	57	Senior Vice President
Senior Vice President since March 2006
Operations Vice President September 2000 to March 2006

Robert M. Kral	52	Senior Vice President
Senior Vice President since January 2006
Vice President October 2004 to January 2006
Operations Vice President September 2000 to October 2004

J. Randolph Lewis	56	Senior Vice President
Senior Vice President since January 2000

Barry L. Markl	61	Senior Vice President
Senior Vice President since April 2004
Operations Vice President August 1986 to April 2004

William M. Rudolphsen	51	Senior Vice President and Chief Financial Officer
Senior Vice President and Chief Financial Officer since January 2004
Controller January 1998 to January 2004

NAME AND BUSINESS EXPERIENCE	AGE	OFFICE HELD
William A. Shiel	56	Senior Vice President
Senior Vice President since July 1993

Kevin P. Walgreen*	45	Senior Vice President
Senior Vice President since January 2006
Operations Vice President January 1995 to January 2006

Kermit R. Crawford	47	Vice President
Vice President since October 2005
Executive Vice President, Walgreens Health Initiatives, Inc. since October 2005
Vice President, Walgreens Health Initiatives, Inc. September 2004 to October 2005
Operations Vice President October 2000 to September 2004

Donald C. Huonker, Jr.	45	Vice President
Vice President since April 2006
Vice President, Pharmacy Services April 2005 to April 2006
Operations Vice President April 2003 to April 2005
Director, Drug Store Administration January 2002 to April 2003
District Manager-Special Assignment, SIMS Plus March 2001 to January 2002

Kenneth R. Weigand	49	Vice President
Vice President since January 2005
Divisional Vice President May 2000 to January 2005

Robert G. Zimmerman	54	Vice President
Vice President since April 2006
Chief Administration and Finance Officer, Walgreens Health Initiatives, Inc. since April 2006
Divisional Vice President, Walgreens Health Initiatives, Inc. September 2001 to April 2006

Chester G. Young	61	General Auditor
Divisional Vice President since January 1995
General Auditor since June 1988

Mia M. Scholz	40	Controller
Divisional Vice President and Controller since January 2004
Director of Internal Audit November 1999 to January 2004
* Kevin P. Walgreen is the son of Charles R. Walgreen III, who is a director of the company.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The company's common stock is listed on the New York Stock Exchange, Chicago Stock Exchange and The Nasdaq Stock Market LLC under the symbol WAG. As of October 31, 2006 there were approximately 752,000 recordholders of company common stock.

The range of the sales prices of the company's common stock by quarters during the two years ended August 31, 2006, are incorporated herein by reference to the note "Common Stock Prices" on page 31 of the 2006 Annual Report.

The company's cash dividends per common share during the two fiscal years ended August 31, are as follows:

Quarter Ended	2006	2005
November	$.0650	$.0525
February	.0650	.0525
May	.0650	.0525
August	.0775	.0650
Fiscal Year	$.2725	$.2225

The following table provides information about purchases by the company during the quarter ended August 31, 2006 of equity securities that are registered by the company pursuant to Section 12 of the Exchange Act:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
06/01/2006 - 06/30/2006	-	$ -	-	$ 390,263,859
07/01/2006- 07/31/2006	528,000	46.52	228,000	379,630,383
08/01/2006-08/31/2006	2,520,000	48.93	745,000	343,226,823
Total	3,048,000	$ 48.51	973,000	$ 343,226,823

(1) The company repurchased an aggregate of 2,075,000 shares of its common stock in open-market transactions to satisfy the requirements of the company's employee stock purchase and option plans, as well as the company's Nonemployee Director Stock Plan. These share repurchases were not made pursuant to a publicly announced repurchase plan or program.
(2) On July 14, 2004, the Board of Directors approved a stock repurchase program, pursuant to which up to $1 billion of the company's common stock may be repurchased. This program was announced in the company's Current Report on Form 8-K, which was filed on July 15, 2004. The total remaining authorization under the repurchase program was $343,226,823 as of August 31, 2006. The expiration date of the repurchase program is July 13, 2008.

Item 6.	Selected Financial Data

The information in response to this item is incorporated herein by reference to the caption "Eleven-Year Summary of Selected Consolidated Financial Data" on pages 18 and 19 of the 2006 Annual Report.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The information in response to this item is incorporated herein by reference to the caption "Management's Discussion and Analysis of Results of Operations and Financial Condition" on pages 20 through 22 of the 2006 Annual Report.

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

Based on their evaluation as of August 31, 2006 pursuant to Exchange Act Rule 13a-15(b), the company's management, including its Chief Executive Officer and Chief Financial Officer, believe the company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) are effective.

Management's report on internal control and the attestation report of Deloitte & Touche LLP, the company's independent registered public accounting firm, on management's assessment of internal control over financial reporting are included in our Annual Report to Shareholders for the year ended August 31, 2006 and are incorporated in this Item 9A by reference. Our Annual Report to Shareholders is included as an Exhibit to this Annual Report on Form 10-K.

In connection with the evaluation pursuant to Exchange Act Rule 13a-15(d) of the company's internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) by the company's management, including its Chief Executive Officer and Chief Financial Officer, no changes during the quarter ended August 31, 2006 were identified that have materially affected, or are reasonably likely to materially affect, the company's internal control over financial reporting.

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

Securities Ownership of Certain Beneficial Owners and Management

Section 16(a) Beneficial Ownership Reporting Compliance

Executive Compensation

Equity Compensation Plans

Certain Relationships and Related Transactions

Independent Registered Public Accounting Firm Fees and Services

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	Documents filed as part of this report

(1)	The following financial statements, supplementary data, and report of independent public accountants appearing in the 2006 Annual Report are incorporated herein by reference.

Annual Report Page Number
Consolidated Statements of Earnings and Shareholders' Equity for the years ended August 31, 2006, 2005 and 2004	23
Consolidated Balance Sheets at August 31, 2006 and 2005	24
Summary of Major Accounting Policies	26-27
Notes to Consolidated Financial Statements	28-31
Management's Report on Internal Control	32
Reports of Independent Registered Public Accounting Firm	32-33
Listing of stores by state	Back cover

(2)	The following financial statement schedule and related report of the independent registered public accounting firm is included herein.

10-K Page Number
Schedule II Valuation and Qualifying Accounts	20
Report of Independent Registered Public Accounting Firm	21

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

(3)	Exhibits 10(a) through 10(r) constitute management contracts or compensatory plans or arrangements required to be filed as exhibits pursuant to Item 15(b) of this Form 10-K.

(b)	Exhibits

3.	(a)
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
Walgreen Co. Executive Stock Option Plan (effective January 11, 2006), as amended and restated, filed with the Securities and Exchange Commission on January 17, 2006 as Exhibit 10.1 to the company's Current Report on Form 8-K and incorporated by reference herein.

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

See Notes on page 19.

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

(x)
Walgreen Co. 2006 Executive Deferred Compensation/Capital Accumulation Plan (effective January 1, 2006), filed with the Securities and Exchange Commission as Exhibit 10(b) to the company's Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2005, and incorporated by reference herein.

(h)	(i)
Share Walgreens Stock Purchase/Option Plan (effective October 1, 1992), as amended, filed with the Securities and Exchange Commission as Exhibit 10(d) to the company's Quarterly Report on Form 10-Q for the quarter ended February 28, 2003, and incorporated by reference herein.

(ii)
Share Walgreens Stock Purchase/Option Plan Amendment No. 4 (effective July 15, 2005), as amended, filed with the Securities and Exchange Commission as Exhibit 10(h)(ii) to the company's Annual Report on Form 10-K for the fiscal year ended August 31, 2005, and incorporated by reference herein.

(i)	(i)	Form of Change of Control Employment Agreements. (Note 5)

	(ii)	Amendment to Employment Agreements adopted July 12, 1989. (Note 7)

(j)	(i)
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

(k)
Walgreen Co. Profit-Sharing Restoration Plan (as restated effective January 1, 2003), filed with the Securities and Exchange Commission as Exhibit 10(b) to the company's Quarterly Report on Form 10-Q for the quarter ended May 31, 1993, and incorporated by reference herein.

(l)		Walgreen Co. Retirement Plan for Outside Directors. (Note 7)

See Notes on page 19.

	(m)	(i)
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

(ii)
Walgreen Co. Nonemployee Director Stock Plan Amendment No. 1 (effective October 12, 2005), filed with the Securities and Exchange Commission as Exhibit 10(a) to the company's Quarterly Report on Form 10-Q for the quarter ended November 30, 2005, and incorporated by reference herein.

(o)
Walgreen Co. Option 3000 Plan (effective May 2, 2000), filed with the Securities and Exchange Commission as Exhibit 10(e) to the company's Quarterly Report on Form 10-Q for the quarter ended February 28, 2003, and incorporated by reference herein.

	(p)	(i)
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

(q)
Summary of Walgreen Co. Director Compensation, filed with the Securities and Exchange Commission on July 17, 2006 as Exhibit 10.1 to the company's Current Report on Form 8-K, and incorporated by reference herein.

(r)
Form of Memorandum Summarizing Executive Retirement Benefits, filed with the Securities and Exchange Commission as Exhibit 10(a) to the company's Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2005, and incorporated by reference herein.

11.
The required information for this Exhibit is contained in the Consolidated Statements of Earnings and Shareholders Equity for the years ended August 31, 2006, 2005 and 2004 and also in the Summary of Major Accounting Policies, each appearing in the Annual Report and previously referenced in Part IV, Item 15, Section (a)(1).

13.
Annual Report to shareholders for the fiscal year ended August 31, 2006. This report, except for those portions thereof which are expressly incorporated by reference in this Form 10-K, is being furnished for the information of the Securities and Exchange Commission and is not deemed to be "filed" as a part of the filing of this Form 10-K.

21.	Subsidiaries of the Registrant.

23.	Consent of Independent Registered Accounting Firm.

See Notes on page 19.

31.1
Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed with the Securities and Exchange Commission as Exhibit 31.1 to the company's Annual Report on Form 10-K for the fiscal year ended August 31, 2006.

31.2
Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed with the Securities and Exchange Commission as Exhibit 31.2 to the company's Annual Report on Form 10-K for the fiscal year ended August 31, 2006.

32.1
Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, filed with the Securities and Exchange Commission as Exhibit 32.1 to the company's Annual Report on Form 10-K for the fiscal year ended August 31, 2006.

32.2
Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, filed with the Securities and Exchange Commission as Exhibit 32.2 to the company's Annual Report on Form 10-K for the fiscal year ended August 31, 2006.

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

WALGREEN CO. AND SUBSIDIARIES

SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED AUGUST 31, 2006, 2005 AND 2004

(Dollars in Millions)

Classification	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions	Balance at End of Period

Allowances deducted from receivables for doubtful accounts -

Year Ended August 31, 2006	$45.3	$58.3	$(46.3)	$57.3

Year Ended August 31, 2005	$28.3	$50.4	$(33.4)	$45.3

Year Ended August 31, 2004	$27.1	$31.2	$(30.0)	$28.3

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Walgreen Co.:

We have audited the consolidated financial statements of Walgreen Co. and Subsidiaries (the "Company") as of August 31, 2006 and 2005, and for each of the three years in the period ended August 31, 2006, management's assessment of the effectiveness of the Company's internal control over financial reporting as of August 31, 2006, and the effectiveness of the Company’s internal control over financial reporting as of August 31, 2006, and have issued our reports thereon dated October 31, 2006; such consolidated financial statements and reports are included in your 2006 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of the Company listed in Item 15. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP
Chicago, Illinois
October 31, 2006

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WALGREEN CO.
(Registrant)

By
/s/	William M. Rudolphsen	Senior Vice President and	Date: 10/31/2006
	William M. Rudolphsen	Chief Financial Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934 this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

	Name	Title	Date
/s/	David W. Bernauer	Chairman of the Board and	10/31/2006
	David W. Bernauer	Director

/s/	Jeffrey A. Rein	President, Chief Executive	10/31/2006
	Jeffrey A. Rein	Officer and Director
(Principal Executive Officer)

/s/	William M. Rudolphsen	Senior Vice President and	10/31/2006
	William M. Rudolphsen	Chief Financial Officer
(Principal Financial
Officer)

/s/	Mia M. Scholz	Controller (Principal	10/31/2006
	Mia M. Scholz	Accounting Officer)

/s/	William C. Foote	Director	10/31/2006
William C. Foote

/s/	James J. Howard	Director	10/31/2006
James J. Howard

/s/	Alan G. McNally	Director	10/31/2006
Alan G. McNally

/s/	Cordell Reed	Director	10/31/2006
Cordell Reed

/s/	Nancy M. Schlichting	Director	10/31/2006
Nancy M. Schlichting

/s/	David Y. Schwartz	Director	10/31/2006
David Y. Schwartz

/s/	John B. Schwemm	Director	10/31/2006
John B. Schwemm

/s/	James A. Skinner	Director	10/31/2006
James A. Skinner

/s/	Marilou M. von Ferstel	Director	10/31/2006
Marilou M. von Ferstel

/s/	C.R. Walgreen III	Director	10/31/2006
C.R. Walgreen III