Form 10-K/A
period 2006-08-31
WALGREEN CO
filed 2006-11-14
CIK 104207

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-K/A

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
The NASDAQ Stock Market LLC
Chicago Stock Exchange

Securities registered pursuant to section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):
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

EXPLANATORY NOTE

The company hereby amends its Annual Report on Form 10-K, filed on November 7, 2006 (the "original filing") solely to change the fiscal 2006 Annual Report type reference from Exhibit 10 ("EX-10") to Exhibit 13 ("EX-13") in the Edgar filing system. The change will enable users of analytical software to access the proper data efficiently. As a result of this amendment, the company is also filing the certifications pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, along with consent of the company's independent registered public accounting firm. This Form 10-K/A does not reflect events occurring after the date of the filing of the original filing or amend or update other disclosures therein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WALGREEN CO.
(Registrant)

By
/s/	William M. Rudolphsen	Senior Vice President and	Date: 11/14/2006
	William M. Rudolphsen	Chief Financial Officer