Form 10-Q
period 2006-11-30
WALGREEN CO
filed 2007-01-05
CIK 104207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED NOVEMBER 30, 2006

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
Yes ☐ No ☑

The number of shares outstanding of the registrant's Common Stock, $.078125 par value, as of December 31, 2006 was 1,000,827,772.

WALGREEN CO.

FORM 10-Q FOR THE QUARTER ENDED NOVEMBER 30, 2006

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Condensed Financial Statements (Unaudited)
	a)	Balance Sheets	4
	b)	Statements of Earnings	5
	c)	Statements of Cash Flows	6
	d)	Notes to Financial Statements	7
Item 2.	Management's Discussion and Analysis of Results of Operations and Financial Condition		8
Item 3.	Qualitative and Quantitative Disclosure about Market Risk		14
Item 4.	Controls and Procedures		14

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15
Item 6.	Exhibits	16

WALGREEN CO. AND SUBSIDIARIES
CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

The consolidated condensed financial statements included herein have been prepared by the company pursuant to the rules and regulations of the Securities and Exchange Commission. The Consolidated Condensed Balance Sheet as of November 30, 2006, the Consolidated Condensed Statements of Earnings for the three months ended November 30, 2006 and 2005, and the Consolidated Condensed Statements of Cash Flows for the three months ended November 30, 2006 and 2005, have been prepared without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the company's latest annual report on Form 10-K, as amended.

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

WALGREEN CO. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(UNAUDITED)
(In Millions, except shares and per share amounts)

	November 30,	August 31,
	2006	2006
Assets
Current Assets:
Cash and cash equivalents	$669.7	$919.9
Short-term investments - available for sale	99.7	415.1
Accounts receivable, net	2,304.3	2,062.7
Inventories	6,998.8	6,050.4
Other current assets	228.9	257.3
Total Current Assets	10,301.4	9,705.4
Property and Equipment, at cost, less accumulated depreciation and amortization of $2,478.0 at November 30 and $2,338.1 at August 31	7,203.1	6,948.9
Other Non-Current Assets	521.5	476.8
Total Assets	$18,026.0	$17,131.1
Liabilities & Shareholders' Equity
Current Liabilities:
Trade accounts payable	$4,552.3	$4,039.2
Accrued expenses and other liabilities	1,800.6	1,713.3
Income taxes	245.8	2.8
Total Current Liabilities	6,598.7	5,755.3
Non-Current Liabilities:
Deferred income taxes	107.7	141.1
Other non-current liabilities	1,165.1	1,118.9
Total Non-Current Liabilities	1,272.8	1,260.0
Shareholders' Equity:
Preferred stock $.0625 par value; authorized 32 million shares, none issued	-	-
Common stock $.078125 par value; authorized 3.2 billion shares; issued 1,025,400,000 at November 30 and August 31	80.1	80.1
Paid-in capital	561.2	558.5
Employee stock loan receivable	(66.4)	(70.3)
Retained earnings	10,665.7	10,311.7
Treasury stock, at cost; 25,048,561 shares at November 30 and 17,537,881 shares at August 31	(1,086.1)	(764.2)
Total Shareholders' Equity	10,154.5	10,115.8
Total Liabilities & Shareholders' Equity	$18,026.0	$17,131.1

The accompanying Notes to Consolidated Condensed Financial
Statements are an integral part of these Statements.

WALGREEN CO. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
(UNAUDITED)
(In Millions, except per share amounts)

	Three Months Ended
	November 30,	November 30,
	2006	2005

Net sales	$12,708.5	$10,900.4

Costs and Deductions:
Cost of sales	9,132.9	7,897.9
Selling, occupancy and administration	2,903.7	2,460.7
	12,036.6	10,358.6
Other Income:
Interest income	10.6	6.8

Earnings before income tax provision	682.5	548.6
Income tax provision	250.8	203.0
Net earnings	$431.7	$345.6
Net earnings per common share:
Basic	$.43	$.34
Diluted	$.43	$.34

Dividends declared	$.0775	$.065

Average shares outstanding	1,005.2	1,012.8
Dilutive effect of stock options	8.2	9.5
Average shares outstanding assuming dilution	1,013.4	1,022.3

The accompanying Notes to Consolidated Condensed Financial
Statements are an integral part of these Statements.

WALGREEN CO. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In Millions)

	Three Months Ended
	November 30,	November 30,
	2006	2005

Cash flows from operating activities:
Net earnings	$431.7	$345.6
Adjustments to reconcile net earnings to net cash provided by operating activities -
Depreciation and amortization	160.2	133.0
Deferred income taxes	(23.9)	(51.7)
Stock compensation expense	34.5	36.2
Income tax savings from employee stock plans	1.6	10.2
Other	1.4	18.4
Changes in operating assets and liabilities -
Inventories	(948.4)	(639.1)
Trade accounts payable	727.1	380.9
Accounts receivable, net	(242.5)	(72.9)
Accrued expenses and other liabilities	75.4	57.8
Income taxes	243.0	164.2
Other current assets	40.1	54.8
Net cash provided by operating activities	500.2	437.4

Cash flows from investing activities:
Purchases of short-term investments - available for sale	(2,340.5)	(1,577.1)
Proceeds from sale of short-term investments - available for sale	2,660.4	1,763.6
Additions to property and equipment	(418.2)	(338.4)
Disposition of property and equipment	14.0	2.9
Business and intangible asset acquisitions, net of cash received	(34.0)	(95.0)
Net cash used for investing activities	(118.3)	(244.0)

Cash flows from financing activities:
Stock purchases	(433.9)	(158.5)
Proceeds from employee stock plans	83.7	49.4
Cash dividends paid	(78.2)	(65.9)
Bank overdrafts	(213.9)	-
Other	10.2	(11.1)
Net cash used for financing activities	(632.1)	(186.1)

Changes in cash and cash equivalents:
Net (decrease) increase in cash and cash equivalents	(250.2)	7.3
Cash and cash equivalents at beginning of year	919.9	576.8
Cash and cash equivalents at end of period	$669.7	$584.1

The accompanying Notes to Consolidated Condensed Financial
Statements are an integral part of these Statements.

WALGREEN CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(1) Inventories are valued on a lower of last-in, first-out (LIFO) cost or market basis. At November 30, 2006 and August 31, 2006, inventories would have been greater by $926.8 million and $899.5 million respectively, if they had been valued on a lower of first-in, first-out (FIFO) cost or market basis. LIFO inventory costs can only be determined annually when inflation rates and inventory levels are finalized; therefore, LIFO inventory costs for interim financial statements are estimated. Included in inventory are product cost and inbound freight. Cost of sales is primarily based upon point-of-sale scanning information with an estimate for shrinkage and adjusted based on periodic inventories.

(2) The principal retirement plan for employees is the Walgreen Profit-Sharing Retirement Trust to which both the company and participating employees contribute. The company's contribution, which is determined annually at the discretion of the Board of Directors, has historically related to pre-tax income. The profit-sharing provision was $60.7 million for the first quarter of this fiscal year as compared to $48.8 million for the same period last year. The company made no contributions during the first quarter of fiscal 2007 or 2006.

(3) For the quarter ended November 30, 2006, the company granted 3.5 million stock options under the Walgreen Co. Executive Stock Option Plan and the Walgreen Co. Stock Purchase/Option Plan (Share Walgreen). Total stock-based compensation expense was $34.5 million for the quarter ended November 30, 2006 and was $36.2 million for the quarter ended November 30, 2005. In accordance with Statement of Financial Accounting Standards (SFAS) No. 123(R), compensation expense is recognized on a straight-line basis over the employee's vesting period or to the employee's retirement eligible date, if earlier. For the quarters ended November 30, 2006 and 2005, the company fully recognized retiree eligible expense of $13.8 million and $13.1 million, respectively. Therefore, the compensation expense for the quarters ended November 30, 2006 and 2005 is not representative of the compensation expense for either entire fiscal year.

(4) The company provides certain health insurance benefits for retired employees who meet eligibility requirements, including age, years of service and date of hire. The costs of these benefits are accrued over the period earned. The company's postretirement health benefit plans are not funded.

	Three Months Ended
	November 30,	November 30,
Components of Net Periodic Benefit Costs (In Millions)	2006	2005
Service cost	$3.4	$4.6
Interest cost	5.5	5.3
Amortization of actuarial loss	1.4	2.2
Amortization of prior service cost	(1.0)	(1.0)
Total postretirement benefit cost	$9.3	$11.1

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

INTRODUCTION

Walgreens is a retail drugstore chain that sells prescription and non-prescription drugs and general merchandise. General merchandise includes, among other things, beauty care, personal care, household items, candy, photofinishing, greeting cards, seasonal items and convenience food. Customers can have prescriptions filled at the drugstore counter, as well as through the mail, by telephone and on the Internet. As of November 30, 2006, we operated 5,580 stores (including three mail service facilities, 38 home care facilities, 22 clinic pharmacies and five specialty pharmacies) located in 47 states and Puerto Rico.

The drugstore industry is highly competitive. In addition to other drugstore chains, independent drugstores and mail order prescription providers, we also compete with various other retailers including grocery stores, convenience stores, mass merchants and dollar stores.

Prescription sales continue to become a larger portion of the company’s business. The long-term outlook for prescription sales is strong due in part to the aging population, the introduction of lower priced generics and the continued development of innovative drugs that improve quality of life and control healthcare costs. As of January 1, 2006, the Medicare Part D prescription drug program went into effect. This program has resulted in additional prescription sales, although the gross margin rates on these sales have been lower. The Deficit Reduction Act of 2005 becomes effective during fiscal 2007, and is expected to reduce our reimbursement for Medicaid generic drugs.

Front-end sales have continued to grow due to strengthening core categories and new businesses such as digital photo services.

We continue to expand into new markets and increase penetration in existing markets. To support our growth, we are investing significantly in prime locations, technology and customer service initiatives. Organic growth continues to be our primary growth vehicle; however, consideration is given to acquisitions that provide a unique opportunity and strategic fit. Our managed care business continues to grow organically, as well as through acquisitions.

OPERATING STATISTICS

Percentage Increases
Three Months Ended November 30, 2006
Net Sales	16.6
Net Earnings	24.9
Comparable Drugstore Sales	9.7
Prescription Sales	18.7
Comparable Drugstore Prescription Sales	11.9
Front-End Sales	12.6
Comparable Front-End Sales	5.8

	Percent to Sales
	Three Months Ended
	November 30,	November 30,
	2006	2005
Gross Margin	28.1	27.5
Selling, Occupancy and Administration Expenses	22.8	22.6

	Other Statistics
	Three Months Ended
	November 30, 2006	November 30, 2005
Prescription Sales as a % of Net Sales	65.7	64.5
Third Party Sales as a % of Total Prescription Sales	94.6	92.5
Total Number of Prescriptions (in millions)	140.9	125.0
Total Number of Stores	5,580	5,068

RESULTS OF OPERATIONS

Net earnings for the first quarter of fiscal 2007 were $431.7 million or $.43 per share (diluted). This was a 24.9% increase in net earnings over last year. Net earnings increases resulted from improved sales and higher gross margin rates, partially offset by higher expense ratios.

Net sales for the quarter ended November 30, 2006 increased by 16.6% to $12.7 billion. Drugstore sales increases resulted from sales gains in existing stores and added sales from new stores, each of which include an indeterminate amount of market-driven price changes. Sales in comparable drugstores were up 9.7% for the quarter. Comparable drugstores are defined as those that have been open for at least twelve consecutive months without closure for seven or more consecutive days and without a major remodel or a natural disaster in the past twelve months. Relocated and acquired stores are not included as comparable stores for the first twelve months after the relocation or acquisition. We operated 5,580 stores as of November 30, 2006, compared to 5,068 a year earlier.

Prescription sales increased 18.7% for the first quarter and were 65.7% of total sales for the first quarter this fiscal year versus 64.5% for the same period a year ago. Comparable drugstore prescription sales were up 11.9%. The effect of generic drugs, which have a lower retail price, replacing brand name drugs reduced prescription sales by 2.7% in the first quarter versus 2.0% for the same period a year ago. Third party sales, where reimbursement is received from managed care organizations as well as government and private insurance, were 94.6% of prescription sales compared to 92.5% a year ago. The total number of prescriptions filled for the first quarter was approximately 140.9 million compared to 125.0 million for the same period last year.

Front-end sales increased 12.6% for the first quarter and were 34.3% of total sales compared to 35.5% last year. Comparable front-end sales were up 5.8% this year and 6.4% last year.

Gross margins as a percent of total sales were 28.1% in the quarter compared to 27.5% last year. Prescription margins, as well as front-end margins, increased for the quarter. Pharmacy margins increased in part due to the recent introduction of new generic drugs. This was offset in part by lower gross margins on Medicare Part D prescription sales. The continuing shift in sales mix toward our pharmacy businesses, which carry a lower margin than front-end merchandise, and growth in third party sales, which typically have lower profit margins than cash prescriptions, continues to adversely affect gross profit margins.

We use the LIFO method of inventory valuation, which can only be determined annually when inflation rates and inventory levels are finalized; therefore, LIFO inventory costs for interim financial statements are estimated. Cost of sales for the November quarter included a LIFO provision of $27.4 million ($.01 per share, diluted) versus $21.2 million ($.01 per share, diluted) for the same period a year ago.

Selling, occupancy and administration expenses were 22.8% of sales in the quarter compared to 22.6% a year ago. The increase, as a percent to sales, was principally caused by acquisition related expenses and higher legal costs, partially offset by store salaries and occupancy. New generic drugs, which tempered the rate of sales growth, also increased expense ratios in first quarter of 2007 and 2006.

The effective tax rate was 36.75% for the first quarter this fiscal year compared to 37.00% for the same period last year. The lower rate is principally caused by Florida tax credits which will be granted as a result of participating in a Florida corporate tax credit scholarship program to expand educational opportunities for low-income families.

CRITICAL ACCOUNTING POLICIES

The consolidated condensed financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and include amounts based on management's prudent judgments and estimates. Actual results may differ from these estimates. Management believes that any reasonable deviation from those judgments and estimates would not have a material impact on our consolidated financial position or results of operations. To the extent that the estimates used differ from actual results, however, adjustments to the statement of earnings and corresponding balance sheet accounts would be necessary. These adjustments would be made in future statements. Some of the more significant estimates include liability for closed locations, liability for insurance claims, vendor allowances, allowance for doubtful accounts, and cost of sales. We use the following techniques to determine our estimates:

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

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $669.7 million at November 30, 2006, compared to $584.1 million at November 30, 2005. Short-term investment objectives are to minimize risk, maintain liquidity and maximize after-tax yields. To attain these objectives, investment limits are placed on the amount, type and issuer of securities. Investments are principally in top-tier money market funds and commercial paper.

Net cash provided by operating activities for the first quarter was $500.2 million compared to $437.4 million a year ago. The change between periods was caused by higher net earnings. Variances to last year were also affected by inventory growth, which was offset by accounts payable increases. The changes in accounts receivable were caused by the timing of collections on third party pharmacy billings. Our profitability is the principal source of funds for expansion, acquisitions, remodeling programs, dividends to shareholders and the stock repurchase program.

Net cash used for investing activities was $118.3 million versus $244.0 million last year. Proceeds from the sale of auction rate securities exceeded the purchases of such securities by $319.9 million in the first quarter compared to $186.5 million for the same period a year ago. We actively invest in municipal bonds and student obligations and purchase these securities at par. While the underlying security is issued as a long-term investment, they typically can be purchased and sold every 7, 28 and 35 days. The trading of auction rate securities takes place through a descending price auction with an interest rate reset at the beginning of each holding period. At the end of each holding period the interest is paid to the investor.

Additions to property and equipment were $418.2 million compared to $338.4 million last year. In total, there were 143 new or relocated stores (net 119) added during the first quarter. This compares to 127 (net 83) in the same period last year. New stores are owned or leased. There were 47 owned locations added during the first quarter and 54 under construction at November 30, 2006 versus 41 owned locations added and 66 under construction as of November 30, 2005. Business acquisitions last year included Schraft's A Specialty Pharmacy, which provides fertility medications and services; SeniorMed, an institutional pharmacy, which provides prescription services to assisted living communities; and selected assets from the 23-store Medic drugstore chain in the Cleveland market.

Capital expenditures for fiscal 2007 are expected to be approximately $1.7 billion, excluding business acquisitions. We anticipate organic growth of 500 new drugstores with a net increase of more than 400 drugstores after closings and relocations in fiscal 2007, and a total of more than 7,000 drugstores in the year 2010. We are continuing to relocate stores to more convenient and profitable freestanding locations. In addition to new stores, expenditures are planned for technology and distribution centers. Two new distribution centers are scheduled: one in Anderson, South Carolina with an anticipated opening date in spring 2007 and another in Windsor, Connecticut with an anticipated opening date in fiscal 2009.

Net cash used for financing activities was $632.1 million compared to $186.1 million last year. On July 14, 2004 the Board of Directors announced a stock repurchase program of up to $1 billion, which was completed this quarter. During the quarter we purchased $343.2 million of company shares related to the stock repurchase program. An additional $90.7 million of shares were purchased to support the needs of the employee stock plans. Comparable amounts were $59.2 million and $99.3 million during the same period last year. In the first quarter, we had proceeds related to employee stock plans of $83.7 million versus $49.4 million for the same period last year. Cash dividends paid were $78.2 million during the quarter versus $65.9 million for the same period a year ago. A $213.9 million wire transfer made on August 31, 2006, was not accepted by our disbursement bank until September 1, resulting in a bank overdraft at fiscal year-end and subsequent repayment on September 1. There were no new short-term borrowings during either period. At November 30, 2006, we had a syndicated bank line of credit facility of $200 million to support our short-term commercial paper program.

Our credit ratings as of November 30, 2006, were as follows:

Rating Agency	Rating	Outlook
Moody's	Aa3	Negative
Standard & Poor's	A+	Stable

In assessing our credit strength, both Moody's and Standard & Poor's consider our business model, capital structure, financial policies and financial statements. Our credit ratings impact our future borrowing costs, access to capital markets and future operating lease costs.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The following table lists our contractual obligations and commitments as of November 30, 2006:
	Payments Due by Period (In Millions)
	Total	Less than 1 Year	1-3 Years	3-5 Years	Over 5 Years
Operating leases (1)	$26,823.0	$1,505.4	$3,136.6	$3,055.0	$19,126.0
Purchase obligations (2):
Open inventory purchase orders	1,510.8	1,510.8	-	-	-
Real estate development	1,036.3	1,034.4	1.9	-	-
Other corporate obligations	586.2	274.3	219.6	77.7	14.6
Insurance*	471.0	156.3	158.3	78.2	78.2
Retiree health & life*	301.0	8.2	18.7	23.5	250.6
Closed location obligations*	72.0	17.6	25.9	14.4	14.1
Capital lease obligations *(1)	39.3	1.0	2.1	2.4	33.8
Other long-term liabilities reflected on the balance sheet*	502.5	37.6	60.4	47.6	356.9
Total	$31,342.1	$4,545.6	$3,623.5	$3,298.8	$19,874.2
* Recorded on balance sheet.

(1)
Amounts for operating leases (nominal dollar) and capital leases do not include certain operating expenses under the leases such as common area maintenance, insurance and real estate taxes. These expenses for the company's most recent fiscal year were $228.8 million.

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

Inventory obligations	$62.1
Real estate development	8.2
Insurance	282.2
Total	$352.5

We have no off-balance sheet arrangements other than those disclosed on the above Contractual Obligations and Commitments table.

Both on and off-balance sheet financing are considered when targeting debt to equity ratios to balance the interest of equity and debt (real estate) investors. This balance allows us to lower our cost of capital while maintaining a prudent level of financial risk.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board (FASB) ratified Emerging Issues Task Force (EITF) Issue No. 06-3, "How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)." This pronouncement will be effective third quarter of fiscal 2007. The task force reached a conclusion that either method is acceptable, however, if taxes are reported on a gross basis (included as sales) a company should disclose those amounts if significant. Sales taxes are not included in revenues; however, we are still evaluating the impact of this pronouncement on other taxes.

In July 2006, the FASB issued Interpretation (FIN) 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109." This interpretation clarifies the accounting and disclosure for uncertain income tax positions, including how income tax positions should be reflected in the financial statements before they are resolved with the tax authorities. This interpretation will be effective first quarter of fiscal 2008. We are currently reviewing this pronouncement to determine the impact that it may have on our consolidated financial position or results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, "Fair Value Measurements." This statement defines and provides guidance when applying fair value measurements to accounting pronouncements that require or permit such measurements. This statement, which will be effective first quarter of fiscal 2009, is not expected to have a material impact on our consolidated financial position or results of operations.

In September 2006, the FASB issued SFAS No. 158, åEmployers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R).æ For fiscal years ending after December 15, 2006, SFAS No. 158 requires companies to recognize the funded status of their defined benefit pension and postretirement plans directly on the consolidated balance sheet. In addition, SFAS No. 158 requires that changes in the funded status of a defined benefit postretirement plan be recognized in other comprehensive income in the year in which the changes occur. Had this pronouncement been effective as of November 30, 2006, Accumulated Other Comprehensive Income would have decreased by $39.9 million, net of tax. This pronouncement will be effective for the company’s fourth quarter of fiscal 2007.

In October 2006, the FASB issued proposed Staff Position (FSP) FAS 141-b, 142-e, and 144-b, "Fair Value Measurements in Business Combinations and Impairment Tests." This position provides a consistent definition of fair value measurement under SFAS 141, 142 and 144. It is not expected to have a material impact on our consolidated financial position or results of operations.

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

Forward-looking statements may involve risks and uncertainties, known or unknown to the company, that could cause results to differ materially from management expectations as projected in such forward-looking statements. A discussion of important factors relating to forward-looking statements is set forth in the company’s documents filed with the Securities and Exchange Commission, including its Form 10-K, as amended, for the period ended August 31, 2006. Unless otherwise required by applicable securities laws, the company assumes no obligation to update its forward-looking statements to reflect subsequent events or circumstances.

Item 3. Qualitative and Quantitative Disclosure about Market Risk

Management does not believe that there is any material market risk exposure with respect to derivative or other financial instruments that would require disclosure under this item.

Item 4. Controls and Procedures

Based on their evaluation as of November 30, 2006, pursuant to Exchange Act Rule 13a-15(b), the company's management, including its Chief Executive Officer and Chief Financial Officer, believe the company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e)) are effective.

In connection with the evaluation pursuant to Exchange Act Rule 13a-15(d) of the company's internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) by the company's management, including its Chief Executive Officer and Chief Financial Officer, no changes during the quarter ended November 30, 2006 were identified that have materially affected, or are reasonably likely to materially affect, the company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)
The following table provides information about purchases by the company during the quarter ended November 30, 2006 of equity securities that are registered by the company pursuant to Section 12 of the Exchange Act:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
9/1/2006 - 9/30/2006	-	$-	-	$343,226,823
10/1/2006 - 10/31/2006	6,350,000	43.9778	5,250,000	111,980,487
11/1/2006 - 11/30/2006	3,623,349	42.6681	2,623,349	-
Total	9,973,349	$43.5020	7,873,349	$-

(1)
The company repurchased an aggregate of 2,100,000 shares of its common stock in open-market transactions to satisfy the requirements of the company's employee stock purchase and option plans, as well as the company's Nonemployee Director Stock Plan.

(2)
On July 14, 2004, the Board of Directors approved a stock repurchase program, pursuant to which up to $1 billion of the company's common stock could be repurchased prior to the expiration date of the program on July 13, 2008. This program was announced in the company's report on Form 8-K, which was filed on July 15, 2004. As of November 30, 2006, the company’s repurchases under the program had exhausted the funds available for repurchase under the program. As a result, the program has effectively concluded.

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
Walgreen Co. Executive Stock Option Plan Amendment No. 1 (effective October 11, 2006) filed with the Securities and Exchange Commission as Exhibit 10 (a) to the company's Quarterly Report on Form 10-Q for the quarter ended November 30, 2006.

(b)
Share Walgreens Stock Purchase/Option Plan Amendment No. 5 (effective October 11, 2006) filed with the Securities and Exchange Commission as Exhibit 10 (b) to the company's Quarterly Report on Form 10-Q for the quarter ended November 30, 2006.

(c)
Walgreen Co. Restricted Performance Share Plan Amendment No. 6 (effective October 11, 2006) filed with the Securities and Exchange Commission as Exhibit 10 (c) to the company's Quarterly Report on Form 10-Q for the quarter ended November 30, 2006.

(d)
Walgreen Co. Option 3000 Plan Amendment No. 1 (effective October 11, 2006) filed with the Securities and Exchange Commission as Exhibit 10 (d) to the company's Quarterly Report on Form 10-Q for the quarter ended November 30, 2006.

(e)
Walgreen Co. Broad-Based Employee Stock Option Plan Amendment No. 2 (effective October 11, 2006) filed with the Securities and Exchange Commission as Exhibit 10 (e) to the company's Quarterly Report on Form 10-Q for the quarter ended November 30, 2006.

(f)
Walgreen Co. Nonemployee Director Stock Plan Amendment No. 2 (effective October 11, 2006) filed with the Securities and Exchange Commission as Exhibit 10 (f) to the company's Quarterly Report on Form 10-Q for the quarter ended November 30, 2006.

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

WALGREEN CO.
(Registrant)

Dated: 1/4/2007	/s/ W.M. Rudolphsen
W.M. Rudolphsen
Senior Vice President
(Chief Financial Officer)

Dated: 1/4/2007	/s/ M.M. Scholz
M.M. Scholz
Controller
(Chief Accounting Officer)