Form 10-Q
period 2007-02-28
WALGREEN CO
filed 2007-04-06
CIK 104207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED FEBRUARY 28, 2007

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
Yes☐ No ☑

The number of shares outstanding of the registrant's Common Stock, $.078125 par value, as of March 31, 2007 was 997,437,320.

WALGREEN CO. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTER ENDED FEBRUARY 28, 2007

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

PART II. OTHER INFORMATION

WALGREEN CO. AND SUBSIDIARIES
CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

The consolidated condensed financial statements included herein have been prepared by the company pursuant to the rules and regulations of the Securities and Exchange Commission. The Consolidated Condensed Balance Sheet as of February 28, 2007, the Consolidated Condensed Statements of Earnings for the three and six months ended February 28, 2007 and February 28, 2006, and the Consolidated Condensed Statements of Cash Flows for the six months ended February 28, 2007 and February 28, 2006, have been prepared without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the company's latest annual report on Form 10-K, as amended.

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

WALGREEN CO. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(UNAUDITED)
(In Millions, Except Shares and Per Share Amounts)

	February 28,	August 31,
	2007	2006
Assets
Current Assets:
Cash and cash equivalents	$694.2	$919.9
Short term investments - available for sale	263.9	415.1
Accounts receivable, net	1,979.1	2,062.7
Inventories	6,531.3	6,050.4
Other current assets	225.4	257.3
Total Current Assets	9,693.9	9,705.4
Property and Equipment, at cost, less accumulated depreciation and amortization of $2,555.2 at February 28 and $2,338.1 at August 31	7,451.7	6,948.9
Other Non-Current Assets	523.3	476.8
Total Assets	$17,668.9	$17,131.1
Liabilities and Shareholders' Equity
Current Liabilities:
Trade accounts payable	$3,883.5	$4,039.2
Accrued expenses and other liabilities	1,723.1	1,713.3
Income taxes	209.0	2.8
Total Current Liabilities	5,815.6	5,755.3
Non-Current Liabilities:
Deferred income taxes	87.3	141.1
Other non-current liabilities	1,199.7	1,118.9
Total Non-Current Liabilities	1,287.0	1,260.0
Shareholders' Equity:
Preferred stock $.0625 par value; authorized 32 million shares, none issued	-	-
Common stock $.078125 par value; authorized 3.2 billion shares; issued 1,025,400,000 at February 28 and August 31	80.1	80.1
Paid-in capital	563.3	558.5
Employee stock loan receivable	(66.4)	(70.3)
Retained earnings	11,240.3	10,311.7
Treasury stock at cost, 28,621,844 shares at February 28 and 17,537,881 shares at August 31	(1,251.0)	(764.2)
Total Shareholders' Equity	10,566.3	10,115.8
Total Liabilities and Shareholders' Equity	$17,668.9	$17,131.1

The accompanying Notes to Consolidated Condensed Financial
Statements are an integral part of these Statements.

WALGREEN CO. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
(UNAUDITED)
(In Millions, Except Per Share Amounts)

	Three Months Ended		Six Months Ended
	February 28,	February 28,	February 28,	February 28,
	2007	2006	2007	2006

Net sales	$13,933.7	$12,163.1	$26,642.2	$23,063.5

Costs and Deductions:
Cost of sales	9,897.9	8,703.8	19,030.8	16,601.7
Selling, occupancy and administration	3,015.3	2,638.4	5,919.0	5,099.1
	12,913.2	11,342.2	24,949.8	21,700.8
Other Income:
Interest income	10.2	10.0	20.8	16.8

Earnings before income tax provision	1,030.7	830.9	1,713.2	1,379.5
Income tax provision	378.8	307.4	629.6	510.4
Net earnings	$651.9	$523.5	$1,083.6	$869.1
Net earnings per common share-
Basic	$.65	$.52	$1.08	$.86
Diluted	$.65	$.51	$1.07	$.85

Dividends declared	$.0775	$.065	$.155	$.13

Average shares outstanding	999.6	1,010.7	1,002.7	1,011.7
Dilutive effect of stock options	7.6	9.3	7.9	9.4
Average shares outstanding assuming dilution	1,007.2	1,020.0	1,010.6	1,021.1

The accompanying Notes to Consolidated Condensed Financial
Statements are an integral part of these Statements.

WALGREEN CO. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In Millions)
	Six Months Ended
	February 28,	February 28,
	2007	2006
Cash flows from operating activities:
Net earnings	$1,083.6	$869.1
Adjustments to reconcile net earnings to net cash provided by operating activities -
Depreciation and amortization	318.7	271.7
Deferred income taxes	(45.8)	(74.0)
Stock compensation expense	49.8	63.6
Income tax savings from employee stock plans	3.3	17.6
Other	21.1	33.8
Changes in operating assets and liabilities
Inventories	(480.9)	(13.3)
Trade accounts payable	58.3	346.6
Accounts receivable, net	81.7	(439.2)
Accrued expenses and other liabilities	3.3	(2.9)
Income taxes	206.3	122.2
Other	69.6	71.1
Net cash provided by operating activities	1,369.0	1,266.3

Cash flows from investing activities:
Purchases of short term investments - available for sale	(4,170.0)	(4,018.0)
Proceeds from sale of short term investments - available for sale	4,329.2	3,874.2
Additions to property and equipment	(818.0)	(601.2)
Disposition of property and equipment	19.3	2.4
Business and intangible asset acquisitions, net of cash received	(46.3)	(131.3)
Net cash used for investing activities	(685.8)	(873.9)

Cash flows from financing activities:
Stock purchases	(673.1)	(344.7)
Proceeds related to employee stock plans	144.1	98.4
Cash dividends paid	(155.9)	(131.7)
Bank overdrafts	(213.9)	-
Other	(10.1)	(12.4)
Net cash used for financing activities	(908.9)	(390.4)

Changes in cash and cash equivalents:
Net (decrease) increase in cash and cash equivalents	(225.7)	2.0
Cash and cash equivalents at beginning of year	919.9	576.8
Cash and cash equivalents at end of period	$694.2	$578.8

The accompanying Notes to Consolidated Condensed Financial
Statements are an integral part of these Statements.

WALGREEN CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(1) Inventories are valued on a lower of last-in, first-out (LIFO) cost or market basis. At February 28, 2007 and August 31, 2006, inventories would have been greater by $940.3 million and $899.5 million respectively, if they had been valued on a lower of first-in, first-out (FIFO) cost or market basis. LIFO inventory costs can only be determined annually when inflation rates and inventory levels are finalized; therefore, LIFO inventory costs for interim financial statements are estimated. Included in inventory are product cost and inbound freight. Cost of sales is primarily based upon point-of-sale scanning information with an estimate for shrinkage and adjusted based on periodic inventories.

(2) The principal retirement plan for employees is the Walgreen Profit-Sharing Retirement Trust to which both the company and the employees contribute. The company's contribution, which is determined annually at the discretion of the Board of Directors, has historically related to pre-tax income. The profit-sharing provision was $91.7 million for the second quarter and $152.4 million for the six month period of this fiscal year. This compares to $73.9 million and $122.7 million for the same periods last year. The company's contributions, which are made annually in the second quarter, were $253.0 million during the quarter and six month periods ended February 28, 2007. This compares to $216.1 million for the quarter and six month period ended February 28, 2006.

(3) The total stock-based compensation expense was $15.3 million for the quarter and $49.8 million for the six month period compared to $27.4 million and $63.6 million for the same periods last year. In accordance with Statement of Financial Accounting Standards (SFAS) No. 123(R), compensation expense is recognized on a straight-line basis over the employee's vesting period or to the employee's retirement eligible date, if earlier. For the quarter ended February 28, 2007, the company did not issue any significant grants.

(4) The company provides certain health insurance benefits for retired employees who meet eligibility requirements, including age, years of service and date of hire. The costs of these benefits are accrued over the period earned. The company's postretirement health benefit plans currently are not funded.

	Three Months Ended		Six Months Ended
	February 28,	February 28,	February 28,	February 28,
Components of Net Periodic Benefit Costs (In Millions)	2007	2006	2007	2006
Service cost	$3.4	$4.6	$6.8	$9.1
Interest cost	5.5	5.3	11.0	10.7
Amortization of actuarial loss	1.4	2.2	2.8	4.4
Amortization of prior service cost	(1.1)	(1.0)	(2.1)	(2.0)
Total postretirement benefit cost	$9.2	$11.1	$18.5	$22.2

(5) The company guarantees a credit agreement on behalf of SureScripts, LLC which provides electronic prescription data services. This credit agreement, for which SureScripts, LLC is primarily liable, has an expiration date of February 16, 2010. The current carrying amount of the liability is $2 million, while the maximum amount of future payments that could be required to be paid under the guaranty is $25 million, of which $12.5 million may be recoverable from another guarantor.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

INTRODUCTION

Walgreens is a retail drugstore chain that sells prescription and non-prescription drugs and general merchandise. General merchandise includes, among other things, beauty care, personal care, household items, candy, photofinishing, greeting cards, seasonal items and convenience food. Customers can have prescriptions filled at the drugstore counter, as well as through the mail, by telephone and on the Internet. As of February 28, 2007, we operated 5,641 stores (including three mail service, 41 home care and six specialty facilities) located in 48 states and Puerto Rico.

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

OPERATING STATISTICS

	Percentage Increases
	Three Months Ended February 28, 2007	Six Months Ended February 28, 2007
Net Sales	14.6	15.5
Net Earnings	24.5	24.7
Comparable Drugstore Sales	8.9	9.3
Prescription Sales	16.4	17.5
Comparable Drugstore Prescription Sales	10.9	11.4
Front-End Sales	13.0	12.8
Comparable Front-End Sales	5.7	5.7

	Percent to Sales
	Three Months Ended		Six Months Ended
	February 28,	February 28,	February 28,	February 28,
	2007	2006	2007	2006
Gross Margin	29.0	28.4	28.6	28.0
Selling, Occupancy and Administration Expenses	21.6	21.7	22.2	22.1

	Other Statistics
	Three Months Ended		Six Months Ended
	February 28, 2007	February 28, 2006	February 28, 2007	February 28, 2006
Prescription Sales as a % of Net Sales	62.4	61.5	64.0	62.9
Third Party Sales as a % of Total Prescription Sales	94.7	92.7	94.7	92.6
Total Number of Prescriptions (in millions)			288	258
Total Number of Stores			5,641	5,156

RESULTS OF OPERATIONS

Net earnings for the second quarter ended February 28, 2007, were $651.9 million or $.65 per share (diluted). This was a 24.5% increase in net earnings over the second quarter last year. Net earnings for the six months increased 24.7% to $1.084 billion or $1.07 per share (diluted). Net earnings increases resulted from improved sales, higher gross margins and better expense ratios during the quarter.

Net sales increased by 14.6% in the second quarter to $13.9 billion, and rose by 15.5% to $26.6 billion for the first six months. Drugstore sales increases resulted from sales gains in existing stores and added sales from new stores, each of which include an indeterminate amount of market-driven price changes. Comparable drugstore sales were up 8.9% for the quarter and 9.3% for the six month period. Comparable stores are defined as those that have been open for at least twelve consecutive months without closure for seven or more consecutive days and without a major remodel or a natural disaster in the past twelve months. Relocated and acquired stores are not included as comparable stores for the first twelve months after the relocation or acquisition. We operated 5,641 locations as of February 28, 2007 compared to 5,156 a year earlier.

Prescription sales increased 16.4% for the second quarter and 17.5% for the six month period. Generic drugs introduced in the last twelve months, which have a lower retail price, reduced prescription sales by 3.6% in the quarter and 3.2% for the six month period. Prescriptions accounted for 62.4% of sales in the quarter and 64.0% year-to-date. Prescription sales in comparable drugstores increased 10.9% for the quarter and 11.4% for the six month period. Third party sales, where reimbursement is received from managed care organizations and government and private insurance, were 94.7% of pharmacy sales for the quarter and six month periods in fiscal 2007. This compares to 92.7% for the quarter and 92.6% for the six month period a year ago.

Front-end sales increased 13.0% in the second quarter and 12.8% for the six month period. Comparable front-end drugstore sales were up 5.7% for the quarter and the six month periods.

Gross margins were 29.0% of sales in the quarter and 28.6% for the six month period compared to 28.4% and 28.0% for the comparable periods last year. Pharmacy margins, as well as front-end margins, increased for the quarter and six month periods. Although pharmacy margins increased with the growth in generic drug sales, some of that benefit was offset by growth in Medicare Part D and third party pharmacy sales (which typically have lower margins than cash prescriptions) and an overall sales shift toward the pharmacy business, which carries lower margins than front-end merchandise. Margins for the front-end increased as a result of a shift in sales mix to higher margin items.

We use the LIFO method of inventory valuation, which can only be determined annually when inflation rates and inventory levels are finalized; therefore, LIFO inventory costs for interim financial statements are estimated. Cost of sales included a LIFO provision of $13.4 million ($.01 per share, diluted) and $40.8 million ($.02 per share, diluted) for the quarter and six month periods ended February 28, 2007, versus $23.8 million ($.01 per share, diluted) and $45.0 million ($.02 per share, diluted) for the same periods a year ago. This quarter our estimated annual inflation rate was reduced to 1.25% from our estimate of 1.75% at November 30, 2006, primarily due to lower than projected prescription inflation. The estimated annual inflation rate was 1.50% for the quarter and six month periods a year ago.

Selling, occupancy and administration expenses decreased to 21.6% from 21.7% of sales in the quarter and increased to 22.2% from 22.1% of sales for the six month period. The decrease in the quarter was principally caused by improved occupancy costs, including store closing costs, partially offset by an increased provision for legal matters as a percent of sales. The increase in the six month period was principally caused by provisions for legal matters and acquisition related expenses, partially offset by improved store occupancy costs as a percent of sales. The impact of the introduction of new generic drugs, which tempers the rate of sales growth, continues to adversely affect expense ratios.

The effective tax rate was 36.75% for the quarter and six month periods this fiscal year compared to 37.00% for the quarter and six month periods a year ago. The lower rate is principally caused by Florida tax credits which will be granted as a result of participating in a Florida corporate tax credit scholarship program to expand educational opportunities for low-income families.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $694.2 million at February 28, 2007, compared to $578.8 million at February 28, 2006. Short-term investment objectives are to minimize risk, maintain liquidity and maximize after-tax yields. To attain these objectives, investment limits are placed on the amount, type and issuer of securities. Investments are principally in top-tier money market funds and commercial paper.

Net cash provided by operating activities for the first half of fiscal 2007 was $1.369 billion compared to $1.266 billion a year ago. The change between periods was caused by higher net earnings. Variances to last year were also affected by inventory growth, which was offset by decreases in accounts receivable and trade accounts payable as a result of declines in our pharmacy benefit management business. Our profitability is the principal source for providing funds for expansion, acquisitions, remodeling programs, dividends to shareholders and the stock repurchase program.

Net cash used for investing activities was $685.8 million versus $873.9 million last year. Proceeds from the sale of auction rate securities exceeded the purchases of such securities by $159.2 million for the first half of the fiscal year. This compared to purchases exceeding proceeds by $143.8 million for the same period last year. We actively invest in municipal bonds and student obligations and purchase these securities at par. While the underlying security is issued as a long term investment, they typically can be purchased and sold every 7, 28 and 35 days. The trading of auction rate securities takes place through a descending price auction with an interest rate reset at the beginning of each holding period. At the end of each holding period the interest is paid to the investor.

Additions to property and equipment were $818.0 million compared to $601.2 million last year. In total, there were 223 new or relocated stores (net 180) added during the first six months of this year. This compares to 222 (net 171) in the same period last year. New stores are owned or leased. There were 85 owned locations added during the first six months and 61 under construction at February 28, 2007 versus 57 owned locations added and 75 under construction as of February 28, 2006. Business acquisitions this year primarily include prescription file purchases. Business acquisitions last year include Schraft's, a specialty pharmacy, which provides fertility medications and services; SeniorMed, an institutional pharmacy, which provides prescription services to assisted living communities; Home Pharmacy of California, which provides home care services and selected assets from the 23-store Medic drugstore chain in the Cleveland market, in addition to prescription file purchases.

Capital expenditures for fiscal 2007 are expected to be approximately $1.7 billion, excluding business acquisitions. We anticipate growth of 500 new drugstores with a net increase of more than 400 drugstores after closings and relocations in fiscal 2007, and a total of 7,000 drugstores in the year 2010. We are continuing to relocate stores to more convenient and profitable freestanding locations. In addition to new stores, expenditures are planned for technology and distribution centers. A new distribution center in Anderson, SC will begin shipping merchandise to stores in April 2007. Another is planned for Windsor, CT with an anticipated opening date by fiscal 2009.

Net cash used for financing activities was $908.9 million compared to $390.4 million last year. During the first six months of the year, we purchased $673.1 million of company shares. Of this amount, $343.2 million related to the stock repurchase program announced on July 14, 2004 ("2004 repurchase program") and finalized in first quarter of fiscal 2007. On January 10, 2007 a new stock repurchase program ("2007 repurchase program") of up to $1 billion was announced, to be executed over the next four years. Purchases of company shares relating to the 2007 repurchase program were made in the second quarter in the amount of $125.0 million. An additional $204.9 million of shares were purchased to support the needs of the employee stock plans. During the six month period last year, comparable amounts purchased were $141.8 million relating to 2004 repurchase program and $202.9 million to support the needs of the employee stock plans. For the first six months of this year we had proceeds related to employee stock plans of $144.1 million versus $98.4 million for the same period last year.

Cash dividends paid were $155.9 million during the six month period versus $131.7 million for the same period a year ago. A $213.9 million wire transfer made on August 31, 2006, was not accepted by our disbursement bank until September 1, resulting in a bank overdraft at fiscal year-end and subsequent repayment on September 1. There were no new short-term borrowings during either period. At February 28, 2007, we had a syndicated bank line of credit facility of $200 million to support our short-term commercial paper program.

Our credit ratings as of February 28, 2007, were as follows:
Rating Agency	Rating	Outlook
Moody's	Aa3	Negative
Standard & Poor's	A+	Stable

In assessing our credit strength, both Moody's and Standard & Poor's consider our business model, capital structure, financial policies and financial statements. Our credit ratings impact our future borrowing costs, access to capital markets and future operating lease costs.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The following table lists our contractual obligations and commitments as of February 28, 2007:
	Payments Due by Period (In Millions)
	Total	Less than 1 Year	1-3 Years	3-5 Years	Over 5 Years
Operating leases (1)	$27,351.4	$1,536.1	$3,199.3	$3,129.9	$19,486.1
Purchase obligations (2):
Open inventory purchase orders	1,060.5	1,060.5	-	-	-
Real estate development	882.8	882.3	.5	-	-
Other corporate obligations	655.5	317.1	235.1	69.3	34.0
Insurance*	495.5	167.6	164.9	81.5	81.5
Retiree health & life*	309.4	8.3	19.2	24.3	257.6
Closed location obligations*	60.7	16.2	21.3	11.6	11.6
Capital lease obligations * (1)	39.0	1.0	2.1	2.4	33.5
Other long-term liabilities reflected on the balance sheet*	517.6	29.4	70.0	49.5	368.7
Total	$31,372.4	$4,018.5	$3,712.4	$3,368.5	$20,273.0
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

OFF-BALANCE SHEET ARRANGEMENTS

Letters of credit are issued to support purchase obligations and other commitments (as reflected on the Contractual Obligations and Commitments table) as follows (In Millions):
Inventory obligations	$38.0
Real estate development	10.0
Insurance	276.7
Total	$324.7

We have no off-balance sheet arrangements other than those disclosed in the Contractual Obligations and Commitments table and a credit agreement guaranty on behalf of SureScripts, LLC. This agreement is described more fully in Note 5 in the Notes to Consolidated Condensed Financial Statements.

Both on- and off-balance sheet financing are considered when targeting debt to equity ratios to balance the interest of equity and debt (real estate) investors. This balance allows us to lower our cost of capital while maintaining a prudent level of financial risk.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board (FASB) ratified Emerging Issues Task Force (EITF) Issue No. 06-3, "How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)." This pronouncement will be effective third quarter of fiscal 2007. The task force reached a conclusion that either method is acceptable, however, if taxes are reported on a gross basis (included as sales) a company should disclose those amounts if significant. We record sales net of applicable sales taxes. Other taxes included in sales are not material. As a result, the adoption of EITF 06-3 will not have an effect on the presentation of our financial statements.

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

In September 2006, the FASB issued SFAS No. 158, åEmployers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R).æ For fiscal years ending after December 15, 2006, SFAS No. 158 requires companies to recognize the funded status of their defined benefit pension and postretirement plans directly on the consolidated balance sheet. In addition, SFAS No. 158 requires that changes in the funded status of a defined benefit postretirement plan be recognized in other comprehensive income in the year in which the changes occur. Had this pronouncement been effective as of February 28, 2007, Accumulated Other Comprehensive Income would have decreased by $39.6 million, net of tax. This pronouncement will be effective for the company’s fourth quarter of fiscal 2007.

In October 2006, the FASB issued proposed Staff Position (FSP) FAS 141-b, 142-e, and 144-b, "Fair Value Measurements in Business Combinations and Impairment Tests." This position provides a consistent definition of fair value measurement under SFAS 141, 142 and 144. It is not expected to have a material impact on our consolidated financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities." This statement gives entities the option to carry most financial assets and liabilities at fair value, with changes in fair value recorded in earnings. This statement, which will be effective first quarter of fiscal 2009, is not expected to have a material impact on our consolidated financial position or results of operations.

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

Item 4. Controls and Procedures

Based on their evaluation as of February 28, 2007, pursuant to Exchange Act Rule 13a-15(b), the company's management, including its Chief Executive Officer and Chief Financial Officer, believe the company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e)) are effective.

In connection with the evaluation pursuant to Exchange Act Rule 13a-15(d) of the company's internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) by the company's management, including its Chief Executive Officer and Chief Financial Officer, no changes during the quarter ended February 28, 2007, were identified that have materially affected, or are reasonably likely to materially affect, the company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c)
The following table provides information about purchases by the company during the quarter ended February 28, 2007, of equity securities that are registered by the company pursuant to Section 12 of the Exchange Act:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
12/01/2006 - 12/31/2006	-	-	-	$1,000,000,000
01/01/2007 -01/31/2007	1,860,000	$46.08	860,000	960,259,394
02/01/2007 -02/28/2007	3,376,000	$45.48	1,876,000	874,983,942
Total	5,236,000	$45.70	2,736,000	$874,983,942
(1)
The company repurchased an aggregate of 2,500,000 shares of its common stock in open-market transactions to satisfy the requirements of the company's employee stock purchase and option plans, as well as the company's Nonemployee Director Stock Plan.

(2)
On January 10, 2007, the Board of Directors approved a stock repurchase program ("2007 repurchase program"), pursuant to which up to $1 billion of the company's common stock may be purchased prior to the expiration date of the program on January 10, 2011. This program was announced in the company's report on Form 8-K, which was filed on January 11, 2007. The total remaining authorization under the repurchase program was $874,983,942 as of February 28, 2007.

Item 4. Submission of Matters to a Vote of Security Holders

(a)	The company held its Annual Meeting of Shareholders on January 10, 2007.
(c)	(1) The shareholders voted for election of the following directors to serve until the next annual meeting or until their successors are elected and qualified:
	Votes For	Votes Withheld
David W. Bernauer	863,645,216	19,126,162
William C. Foote	858,503,789	24,267,588
James J. Howard	858,150,257	24,621,120
Alan G. McNally	873,225,382	9,545,995
Cordell Reed	858,656,927	24,114,450
Jeffrey A. Rein	863,925,157	18,846,220
Nancy M. Schlichting	872,255,551	10,515,826
David Y. Schwartz	872,500,854	10,270,524
James A. Skinner	871,257,694	11,513,683
Marilou M. von Ferstel	862,833,164	19,938,213
Charles R. Walgreen III	863,400,779	19,370,598

(2) The proposal to ratify the appointment of Deloitte & Touche as the company's independent registered public accounting firm was approved by a vote of 872,538,108 for, 3,470,954 against and 7,345,867 abstentions.

(3) The proposal to approve the amended and restated Walgreen Co. Restricted Performance Share Plan was approved by a vote of 630,117,868 for, 50,731,305 against and 10,841,204 abstentions. There were 191,664,552 broker non-votes.

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

10.1
Walgreen Co. Long-Term Performance Incentive Plan (amendment and restatement of the Walgreen Co. Restricted Performance Share Plan) filed with the Securities and Exchange Commission on January 11, 2007 as Exhibit 10.1 to the company's Current Report on Form 8-K and incorporated by reference herein.

10.2
Walgreen Co. Long-Term Performance Incentive Plan Amendment No. 1 (effective January 10, 2007) filed with the Securities and Exchange Commission as Exhibit 10.2 to the company's Quarterly Report on Form 10-Q for the quarter ended February 28, 2007.

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

WALGREEN CO.
(Registrant)

Dated: April 4, 2007	/s/ W.M. Rudolphsen
W.M. Rudolphsen
Senior Vice President
(Chief Financial Officer)

Dated: April 4, 2007	/s/ M.M. Scholz
M.M. Scholz
Controller
(Chief Accounting Officer)