Form 10-Q
period 2007-05-31
WALGREEN CO
filed 2007-07-03
CIK 104207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED MAY 31, 2007

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
Yes ☐ No ☑

The number of shares outstanding of the registrant's Common Stock, $.078125 par value, as of June 30, 2007 was 993,648,326.

WALGREEN CO. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTER ENDED MAY 31, 2007

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Condensed Financial Statements (Unaudited)
	a)	Balance Sheets
	b)	Statements of Earnings
	c)	Statements of Cash Flows
	d)	Notes to Financial Statements
Item 2.	Management's Discussion and Analysis of Results of Operations and Financial Condition
Item 3.	Qualitative and Quantitative Disclosure about Market Risk
Item 4.	Controls and Procedures

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 6.	Exhibits

WALGREEN CO. AND SUBSIDIARIES
CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

The consolidated condensed financial statements included herein have been prepared by the company pursuant to the rules and regulations of the Securities and Exchange Commission. The Consolidated Condensed Balance Sheet as of May 31, 2007, the Consolidated Condensed Statements of Earnings for the three and nine months ended May 31, 2007 and May 31, 2006, and the Consolidated Condensed Statements of Cash Flows for the nine months ended May 31, 2007 and May 31, 2006, have been prepared without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the company's latest annual report on Form 10-K, as amended.

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

WALGREEN CO. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(UNAUDITED)
(In Millions, Except Shares and Per Share Amounts)

	May 31,	August 31,
	2007	2006
Assets
Current Assets:
Cash and cash equivalents	$567.4	$919.9
Short term investments - available for sale	190.7	415.1
Accounts receivable, net	2,003.6	2,062.7
Inventories	6,455.7	6,050.4
Other current assets	200.3	257.3
Total Current Assets	9,417.7	9,705.4
Property and Equipment, at cost, less accumulated depreciation and amortization of $2,706.3 at May 31 and $2,338.1 at August 31	7,753.8	6,948.9
Other Non-Current Assets	772.8	476.8
Total Assets	$17,944.3	$17,131.1
Liabilities and Shareholders' Equity
Current Liabilities:
Trade accounts payable	$3,709.0	$4,039.2
Accrued expenses and other liabilities	1,942.3	1,713.3
Income taxes	51.2	2.8
Total Current Liabilities	5,702.5	5,755.3
Non-Current Liabilities:
Deferred income taxes	114.3	141.1
Other non-current liabilities	1,226.1	1,118.9
Total Non-Current Liabilities	1,340.4	1,260.0
Shareholders' Equity:
Preferred stock $.0625 par value; authorized 32 million shares, none issued	-	-
Common stock $.078125 par value; authorized 3.2 billion shares; issued 1,025,400,000 at May 31 and August 31	80.1	80.1
Paid-in capital	562.8	558.5
Employee stock loan receivable	(59.1)	(70.3)
Retained earnings	11,724.5	10,311.7
Treasury stock, at cost; 32,055,845 shares at May 31 and 17,537,881 shares at August 31	(1,406.9)	(764.2)
Total Shareholders' Equity	10,901.4	10,115.8
Total Liabilities and Shareholders’ Equity	$17,944.3	$17,131.1

The accompanying Notes to Consolidated Condensed Financial
Statements are an integral part of these Statements.

WALGREEN CO. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
(UNAUDITED)
(In Millions, Except Per Share Amounts)

	Three Months Ended		Nine Months Ended
	May 31,	May 31,	May 31,	May 31,
	2007	2006	2007	2006

Net sales	$13,698.3	$12,175.2	$40,340.5	$35,238.7

Costs and Deductions:
Cost of sales	9,821.1	8,832.0	28,851.9	25,433.7
Selling, occupancy and administration	3,022.4	2,635.6	8,941.4	7,734.7
	12,843.5	11,467.6	37,793.3	33,168.4
Other Income:
Interest income	11.2	15.6	32.0	32.4

Earnings before income tax provision	866.0	723.2	2,579.2	2,102.7
Income tax provision	304.8	254.0	934.4	764.4
Net earnings	$561.2	$469.2	$1,644.8	$1,338.3
Net earnings per common share-
Basic	$.56	$.46	$1.64	$1.32
Diluted	$.56	$.46	$1.63	$1.31

Dividends declared	$.0775	$.0650	$.2325	$.1950

Average shares outstanding	995.8	1,008.8	1,000.5	1,010.8
Dilutive effect of stock options	7.6	9.1	7.8	9.3
Average shares outstanding assuming dilution	1,003.4	1,017.9	1,008.3	1,020.1

The accompanying Notes to Consolidated Condensed Financial
Statements are an integral part of these Statements.

WALGREEN CO. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In Millions)

	Nine Months Ended
	May 31,	May 31,
	2007	2006

Cash flows from operating activities:
Net earnings	$1,644.8	$1,338.3
Adjustments to reconcile net earnings to net cash provided by operating activities -
Depreciation and amortization	495.9	408.7
Deferred income taxes	(16.6)	(62.8)
Stock compensation expense	62.4	83.7
Income tax savings from employee stock plans	4.8	16.0
Other	26.9	48.5
Changes in operating assets and liabilities
Inventories	(377.4)	60.2
Trade accounts payable	(116.5)	807.4
Accounts receivable, net	58.1	(630.6)
Accrued expenses and other liabilities	193.9	123.9
Income taxes	48.5	(27.8)
Other	59.1	127.5
Net cash provided by operating activities	2,083.9	2,293.0

Cash flows from investing activities:
Purchases of short term investments - available for sale	(5,892.8)	(7,919.3)
Proceeds from sale of short term investments - available for sale	6,129.5	7,428.7
Additions to property and equipment	(1,252.1)	(907.2)
Disposition of property and equipment	31.3	17.1
Net proceeds from corporate-owned life insurance policies	5.7	9.2
Business and intangible asset acquisitions, net of cash received	(315.6)	(152.2)
Net cash used for investing activities	(1,294.0)	(1,523.7)

Cash flows from financing activities:
Stock purchases	(895.8)	(520.9)
Proceeds related to employee stock plans	205.1	187.9
Cash dividends paid	(233.2)	(197.3)
Bank overdrafts	(213.9)	-
Other	(4.6)	(13.4)
Net cash used for financing activities	(1,142.4)	(543.7)

Changes in cash and cash equivalents:
Net (decrease) increase in cash and cash equivalents	(352.5)	225.6
Cash and cash equivalents at beginning of year	919.9	576.8
Cash and cash equivalents at end of period	$567.4	$802.4

The accompanying Notes to Consolidated Condensed Financial
Statements are an integral part of these Statements.

WALGREEN CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(1) Inventories are valued on a lower of last-in, first-out (LIFO) cost or market basis. At May 31, 2007 and August 31, 2006, inventories would have been greater by $936.8 million and $899.5 million respectively, if they had been valued on a lower of first-in, first-out (FIFO) cost or market basis. LIFO inventory costs can only be determined annually when inflation rates and inventory levels are finalized; therefore, LIFO inventory costs for interim financial statements are estimated. Included in inventory are product cost and inbound freight. Cost of sales is primarily based upon point-of-sale scanning information with an estimate for shrinkage and adjusted based on periodic inventories.

(2) The principal retirement plan for employees is the Walgreen Profit-Sharing Retirement Trust to which both the company and the employees contribute. The company's contribution, which is determined annually at the discretion of the Board of Directors, has historically related to pre-tax income. The profit-sharing provision was $77.1 million for the third quarter and $229.5 million for the nine month period of this fiscal year. This compares to $64.4 million and $187.1 million for the same periods last year. The company's contributions, which are made annually in the second quarter, were $253.0 million for the nine month period ended May 31, 2007. This compares to $216.1 million for the nine month period ended May 31, 2006.

(3) Total stock-based compensation expense was $12.6 million for the quarter and $62.4 million for the nine month period compared to $20.1 million and $83.7 million for the same periods last year. In accordance with Statement of Financial Accounting Standards (SFAS) No. 123(R), compensation expense is recognized on a straight-line basis over the employee's vesting period or to the employee's retirement eligible date, if earlier. For the quarter ended May 31, 2007, the company did not issue any significant grants.

(4) The company provides certain health insurance benefits for retired employees who meet eligibility requirements, including age, years of service and date of hire. The costs of these benefits are accrued over the period earned. The company's postretirement health benefit plans currently are not funded.

	Three Months Ended		Nine Months Ended
Components of Net Periodic Benefit Costs (In Millions)	May 31, 2007	May 31, 2006	May 31, 2007	May 31, 2006
Service cost	$3.4	$4.6	$10.2	$13.7
Interest cost	5.5	5.3	16.5	16.0
Amortization of actuarial loss	1.4	2.2	4.2	6.6
Amortization of prior service cost	(1.0)	(1.0)	(3.1)	(3.0)
Total postretirement benefit cost	$9.3	$11.1	$27.8	$33.3

(5) The company guarantees a credit agreement on behalf of SureScripts, LLC which provides electronic prescription data services. This credit agreement, for which SureScripts, LLC is primarily liable, has an expiration date of February 16, 2010. The carrying amount of the liability has remained constant during the current quarter at $2.0 million, while the maximum amount of future payments that could be required to be paid under the guaranty is $25.0 million, of which $12.5 million may be recoverable from another guarantor.

(6) During the quarter, the company completed the following acquisitions: 100% ownership of Take Care Health Systems, Inc., a convenient care clinic operator; selected assets from the Familymeds Group Inc., a specialty pharmacy and medical specialty product provider; the remaining interest in SeniorMed, an institutional pharmacy, resulting in 100% ownership; and selected other assets (primarily prescription files). The aggregate purchase price of all business acquisitions was $269.3 million for the quarter and $315.6 million for the nine month period. The allocations of the purchase prices have not been finalized. Any adjustment made is not expected to be material.

(7) The company announced on July 2, 2007 it has reached a definitive agreement to acquire Option Care, Inc., a specialty pharmacy and home infusion services provider with a network of more than 100 pharmacies in 34 states, for $19.50 a share. Including the assumption of some debt, the transaction has a total enterprise value of approximately $850 million. The acquisition expands the company’s home infusion and specialty pharmacy businesses, which currently include 20 and 6 locations, respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

INTRODUCTION

Walgreens is a retail drugstore chain that sells prescription and non-prescription drugs and general merchandise. General merchandise includes, among other things, beauty care, personal care, household items, candy, photofinishing, greeting cards, seasonal items and convenience food. Customers can have prescriptions filled at the drugstore counter, as well as through the mail, by telephone and on the Internet. As of May 31, 2007, we operated 5,751 stores (including three mail service, 44 home care and six specialty facilities) located in 48 states and Puerto Rico. The total store count of 5,751 does not include the 51 convenient care clinics operated by Take Care Health Systems, Inc.

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

OPERATING STATISTICS

	Percentage Increases
	Three Months Ended May 31, 2007	Nine Months Ended May 31, 2007
Net Sales	12.5	14.5
Net Earnings	19.6	22.9
Comparable Drugstore Sales	7.8	8.7
Prescription Sales	13.8	16.2
Comparable Drugstore Prescription Sales	9.0	10.6
Front-End Sales	11.7	12.4
Comparable Front-End Sales	5.6	5.7

	Percent to Sales
	Three Months Ended		Nine Months Ended
	May 31, 2007	May 31, 2006	May 31, 2007	May 31, 2006
Gross Margin	28.3	27.5	28.5	27.8
Selling, Occupancy and Administration Expenses	22.1	21.7	22.2	21.9

	Other Statistics
	Three Months Ended		Nine Months Ended
	May 31, 2007	May 31, 2006	May 31, 2007	May 31, 2006
Prescription Sales as a % of Net Sales	65.9	65.2	64.6	63.7
Third Party Sales as a % of Total Prescription Sales	94.8	93.5	94.7	92.9
Total Number of Prescriptions (in millions)	150.0	137.5	437.9	395.9
Total Number of Stores			5,751	5,251

RESULTS OF OPERATIONS

Net earnings for the third quarter ended May 31, 2007, were $561.2 million or $.56 per share (diluted). This was a 19.6% increase in net earnings over the third quarter last year. Net earnings for the nine months increased 22.9% to $1.645 billion or $1.63 per share (diluted). Net earnings increases resulted from improved sales and higher gross margins, partially offset by higher expense ratios during the quarter and nine month period.

Net sales increased by 12.5% in the third quarter to $13.7 billion, and rose by 14.5% to $40.3 billion for the nine months. Drugstore sales increases resulted from sales gains in existing stores and added sales from new stores, each of which include an indeterminate amount of market-driven price changes. Comparable drugstore sales were up 7.8% for the quarter and 8.7% for the nine month period. Comparable stores are defined as those that have been open for at least twelve consecutive months without closure for seven or more consecutive days and without a major remodel or a natural disaster in the past twelve months. Relocated and acquired stores are not included as comparable stores for the first twelve months after the relocation or acquisition. We operated 5,751 locations as of May 31, 2007 compared to 5,251 a year earlier.

Prescription sales increased 13.8% for the third quarter and 16.2% for the nine month period. Generic drugs introduced in the last twelve months, which have a lower retail price, reduced prescription sales by 5.1% in the quarter and 3.9% for the nine month period. Prescriptions accounted for 65.9% of sales in the quarter and 64.6% year-to-date. Prescription sales in comparable drugstores increased 9.0% for the quarter and 10.6% for the nine month period. Third party sales, where reimbursement is received from managed care organizations and government and private insurance, were 94.8% of pharmacy sales for the quarter and 94.7% for the nine month period in fiscal 2007. This compares to 93.5% for the quarter and 92.9% for the nine month period a year ago. The total number of prescriptions filled for the quarter was 150.0 million and 437.9 million for the nine month period, compared to 137.5 million and 395.9 million for the same periods a year ago.

Front-end sales increased 11.7% in the third quarter and 12.4% for the nine month period. Comparable front-end drugstore sales were up 5.6% for the quarter and 5.7% for the nine month period.

Gross margins were 28.3% of sales in the quarter and 28.5% for the nine month period compared to 27.5% and 27.8% for the comparable periods last year. Pharmacy margins, as well as front-end margins, increased for the quarter and nine month periods. Although pharmacy margins increased with the growth in generic drug sales, some of that benefit was offset by growth in Medicare Part D and third party pharmacy sales (which typically have lower margins than cash prescriptions) and an overall sales shift toward the pharmacy business, which carries lower margins than front-end merchandise. Margins for the front-end increased as a result of a shift in sales mix to higher margin items.

We use the LIFO method of inventory valuation, which can only be determined annually when inflation rates and inventory levels are finalized; therefore, LIFO inventory costs for interim financial statements are estimated. Cost of sales included a LIFO credit of $3.5 million ($.00 per share, diluted) for the quarter and a provision of $37.3 million ($.02 per share, diluted) for the nine month period ended May 31, 2007, versus provisions of $24.2 million ($.01 per share, diluted) and $69.2 million ($.04 per share, diluted) for the same periods a year ago. This quarter our estimated annual inflation rate was reduced to 0.75% from our estimate of 1.25% at February 28, 2007, primarily due to lower than projected prescription inflation. The estimated annual inflation rate was 1.50% for the quarter and nine month period a year ago.

Selling, occupancy and administration expenses increased to 22.1% from 21.7% of sales in the quarter and to 22.2% from 21.9% of sales for the nine month period. The increase in the quarter was principally caused by higher store level salaries and expenses. The increase in the nine month period was principally caused by provisions for legal matters combined with higher intangible asset amortization and administrative costs related to acquisitions. The impact of the introduction of new generic drugs, which tempers the rate of sales growth, continues to adversely affect expense ratios.

The effective tax rate was 35.20% for the quarter and 36.23% for the nine month period this fiscal year compared to 35.12% for the quarter and 36.35% for the nine month period a year ago. The current quarter reflects the resolution of a multiyear state tax matter, while last year’s quarter reflects the settlement of prior years’ federal tax matters. We expect our effective rate for the fourth quarter of fiscal 2007 to be 36.75%.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $567.4 million at May 31, 2007, compared to $802.4 million at May 31, 2006. Short-term investment objectives are to minimize risk, maintain liquidity and maximize after-tax yields. To attain these objectives, investment limits are placed on the amount, type and issuer of securities. Investments are principally in top-tier money market funds and commercial paper.

Net cash provided by operating activities for the first nine months of fiscal 2007 was $2.084 billion compared to $2.293 billion a year ago. The change between periods was caused by inventory growth, decreases in accounts receivable and trade accounts payable. The declines in accounts receivable and trade accounts payable reflect the loss of UnitedHealth Group’s Ovations unit contract in our pharmacy benefit management business as of December 31, 2006. Our profitability is the principal source for providing funds for expansion, remodeling programs, dividends to shareholders, the stock repurchase program and most acquisitions. As announced on July 2, 2007, the company reached a definitive agreement to acquire Option Care, Inc. for approximately $850 million including the assumption of some debt. We intend to fund this acquisition with a combination of cash on hand and the issuance of commercial paper.

Net cash used for investing activities was $1.294 billion versus $1.524 billion last year. Proceeds from the sale of auction rate securities exceeded the purchases of such securities by $236.7 million for the first nine months of the fiscal year. This compared to purchases exceeding proceeds by $490.6 million for the same period last year. We actively invest in municipal bonds and student obligations and purchase these securities at par. While the underlying security is issued as a long term investment, they typically can be purchased and sold every 7, 28 and 35 days. The trading of auction rate securities takes place through a descending price auction with an interest rate reset at the beginning of each holding period. At the end of each holding period the interest is paid to the investor.

Additions to property and equipment were $1.252 billion compared to $907.2 million last year. In total, there were 352 new or relocated stores (net 290) added during the first nine months of this year. This compares to 334 (net 266) in the same period last year. New stores are owned or leased. There were 106 owned locations added during the first nine months and 71 under construction at May 31, 2007 versus 86 owned locations added and 75 under construction as of May 31, 2006. Business acquisitions this year include Take Care Health, a convenient care clinic operator; selected assets from Familymeds Group, a specialty pharmacy and medical specialty product provider, and prescription file purchases. Business acquisitions last year include Schraft's, a specialty pharmacy, which provides fertility medications and services; SeniorMed, an institutional pharmacy, which provides prescription services to assisted living communities; Home Pharmacy of California and Canadian Valley Medical Solutions, which provide home care services; and selected assets from the 23-store Medic drugstore chain in the Cleveland market, in addition to prescription file purchases.

Capital expenditures for fiscal 2007 are expected to be approximately $1.7 billion, excluding business acquisitions. We anticipate growth of 500 new drugstores with a net increase of more than 400 drugstores after closings and relocations in fiscal 2007, and a total of more than 7,000 drugstores in the year 2010. We are continuing to relocate stores to more convenient and profitable freestanding locations. In addition to new stores, expenditures are planned for technology and distribution centers. A new distribution center in Anderson, SC started shipping merchandise to stores in April 2007. Another is planned for Windsor, CT with an anticipated opening date by fiscal 2009.

Net cash used for financing activities was $1.142 billion compared to $543.7 million last year. During the first nine months of the year, we purchased $895.8 million of company shares. Of this amount, $343.2 million related to the stock repurchase program announced on July 14, 2004 ("2004 repurchase program") and finalized in first quarter of fiscal 2007. On January 10, 2007 a new stock repurchase program ("2007 repurchase program") of up to $1 billion was announced, to be executed over the next four years. Purchases of company shares relating to the 2007 repurchase program were made in the second and third quarters in the amount of $256.8 million. An additional $295.8 million of shares were purchased to support the needs of the employee stock plans. During the nine month period last year, comparable amounts purchased were $242.7 million relating to 2004 repurchase program and $278.2 million to support the needs of the employee stock plans. For the first nine months of this year we had proceeds related to employee stock plans of $205.1 million versus $187.9 million for the same period last year.

Cash dividends paid were $233.2 million during the nine month period versus $197.3 million for the same period a year ago. A $213.9 million wire transfer made on August 31, 2006, was not accepted by our disbursement bank until September 1, resulting in a bank overdraft at fiscal year-end and subsequent repayment on September 1. There were no new short-term borrowings during either period. At May 31, 2007, we had a syndicated bank line of credit facility of $200 million to support our short-term commercial paper program. As previously discussed, we plan to incur short-term borrowings and increase our bank line of credit to support the acquisition of Option Care, Inc.

Our credit ratings as of May 31, 2007, were as follows:

Rating Agency	Rating	Outlook
Moody's	Aa3	Negative
Standard & Poor's	A+	Stable

In assessing our credit strength, both Moody's and Standard & Poor's consider our business model, capital structure, financial policies and financial statements. Our credit ratings impact our future borrowing costs, access to capital markets and future operating lease costs.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The following table lists our contractual obligations and commitments as of May 31, 2007:
	Payments Due by Period (In Millions)
	Total	Less than 1 Year	1-3 Years	3-5 Years	Over 5 Years
Operating leases (1)	$27,763.0	$1,561.2	$3,254.3	$3,180.9	$19,766.6
Purchase obligations (2):
Open inventory purchase orders	1,436.2	1,436.2	-	-	-
Real estate development	817.2	816.2	1.0	-	-
Other corporate obligations	765.4	341.9	334.4	50.5	38.6
Insurance*	500.1	166.9	167.6	82.8	82.8
Retiree health & life*	316.6	8.4	19.7	25.0	263.5
Closed location obligations*	56.4	15.9	20.0	10.9	9.6
Capital lease obligations * (1)	39.9	1.1	2.2	2.6	34.0
Other long-term liabilities reflected on the balance sheet*	546.7	41.2	66.8	52.0	386.7
Total	$32,241.5	$4,389.0	$3,866.0	$3,404.7	$20,581.8
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

Inventory obligations	$74.3
Real estate development	11.2
Insurance	276.7
Total	$362.2

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

In September 2006, the FASB issued SFAS No. 158, "Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)." For fiscal years ending after December 15, 2006, SFAS No. 158 requires companies to recognize the funded status of their defined benefit pension and postretirement plans directly on the consolidated balance sheet. In addition, SFAS No. 158 requires that changes in the funded status of a defined benefit postretirement plan be recognized in other comprehensive income in the year in which the changes occur. Had this pronouncement been effective as of May 31, 2007, Accumulated Other Comprehensive Income would have decreased by $39.4 million, net of tax. This pronouncement will be effective for the company’s fourth quarter of fiscal 2007.

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

Item 4. Controls and Procedures

Based on their evaluation as of May 31, 2007, pursuant to Exchange Act Rule 13a-15(b), the company's management, including its Chief Executive Officer and Chief Financial Officer, believe the company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e)) are effective.

In connection with the evaluation pursuant to Exchange Act Rule 13a-15(d) of the company's internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) by the company's management, including its Chief Executive Officer and Chief Financial Officer, no changes during the quarter ended May 31, 2007, were identified that have materially affected, or are reasonably likely to materially affect, the company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)
The following table provides information about purchases by the company during the quarter ended May 31, 2007, of equity securities that are registered by the company pursuant to Section 12 of the Exchange Act:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
3/1/2007 - 3/31/2007	-	-	-	$874,983,942
4/1/2007 - 4/30/2007	2,203,000	$46.05	1,203,000	819,597,721
5/1/2007 - 5/31/2007	2,704,000	$44.82	1,704,000	743,255,970
Total	4,907,000	$45.37	2,907,000	$743,255,970

(1)
The company repurchased an aggregate of 2,000,000 shares of its common stock in open-market transactions to satisfy the requirements of the company's employee stock purchase and option plans, as well as the company's Nonemployee Director Stock Plan.

(2)
On January 10, 2007, the Board of Directors approved a stock repurchase program ("2007 repurchase program"), pursuant to which up to $1 billion of the company's common stock may be purchased prior to the expiration date of the program on January 10, 2011. This program was announced in the company's report on Form 8-K, which was filed on January 11, 2007. The total remaining authorization under the repurchase program was $743,255,970 as of May 31, 2007.

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

WALGREEN CO.
(Registrant)

Dated: July 3, 2007	/s/ W.M. Rudolphsen
W.M. Rudolphsen
Senior Vice President
(Chief Financial Officer)

Dated: July 3, 2007	/s/ M.M. Scholz
M.M. Scholz
Controller
(Chief Accounting Officer)