Form 10-K
period 2007-08-31
WALGREEN CO
filed 2007-10-26
CIK 104207

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 31, 2007.

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
The NASDAQ Stock Market LLC
Chicago Stock Exchange
Securities registered pursuant to section 12(g) of the Act:    None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.       Yes ☒No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.Yes ☒No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☒                                                                           Accelerated filer ☐                                                      Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐No ☒

As of February 28, 2007, the aggregate market value of Walgreen Co. common stock, par value $.078125 per share, held by non-affiliates (based upon the closing transaction price on the New York Stock Exchange) was approximately $44,357,869,000.  As of September 30, 2007, there were 991,615,851 shares of Walgreen Co. common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Annual Report to Shareholders for the year ended August 31, 2007, only to the extent expressly so stated herein, are incorporated by reference into parts I, II and IV of Form 10-K.  Portions of the registrant's proxy statement for its 2007 annual meeting of shareholders to be held January 9, 2008, are incorporated by reference into part III of Form 10-K.

PART I

Item 1.	Business

(a)	General development of business.

Walgreen Co. (The "company" or "Walgreens") was incorporated as an Illinois corporation in 1909 as a successor to a business founded in 1901.  Walgreens is the nation's largest drugstore chain (based on sales) and recorded its 33rd year of consecutive sales and earnings growth.  During the year, the company opened or acquired 563 stores for a net increase of 478 stores after relocations and closings, not including 58 locations acquired from Option Care, Inc.  The total number of locations at August 31, 2007 was 5,997 located in 48 states and Puerto Rico. Aggressive growth will continue as the company anticipates operating more than 7,000 locations in 2010.

Retail organic growth continues to be our primary growth vehicle, but we carefully consider unique acquisition opportunities when they are a good fit with the existing store base.  In 2007, for example, the company acquired Option Care, Inc., a specialty pharmacy and home infusion services provider.

Prescription sales continue to become a larger portion of the company's business.  This year prescriptions accounted for 65.0% of sales compared to 64.3% last year.  Third party sales, where reimbursement is received from managed care organizations, government and private insurance, were 94.8% of prescription sales compared to 93.1% a year ago.  Overall, Walgreens filled approximately 583 million prescriptions in 2007, an increase of 10% from the previous year.

Walgreens pharmacy sales are expected to continue to grow due, in part, to the aging population, the introduction of lower priced generics and the continued development of innovative drugs that improve quality of life and control healthcare costs.  Also, the increase in generic introductions continues to boost the number of prescriptions filled.  Although generics reduce sales dollars, they save both patients and payors money and generally offer higher gross profit than brand name drugs.

During fiscal 2007, Walgreens' market share in 59 of the top 60 front-end categories increased, as compared to all food, drug and mass merchandise competitors.  Today, 139.1 million people live within two miles of a Walgreens and 5.0 million shoppers walk into a Walgreens store daily.

During fiscal year 2007 the company added $1.8 billion to property and equipment, which included approximately $1.425 billion related to stores, $184.2 million for distribution centers, and $176.5 million related to other corporate items.  Capital expenditures for fiscal 2008 are expected to be more than $2.0 billion, excluding acquisitions.

In fiscal 2007, the company opened a distribution center located in Anderson, South Carolina. This is the first of a new-generation of distribution centers, which will increase productivity 20% from the last generation.  A second new-generation center in Windsor, Connecticut is planned to open in fiscal 2009.

Walgreens plans to increase business by investing in prime locations, new technology and customer service initiatives in fiscal 2008.

(b)	Financial information about industry segments.

The company is principally in the retail drugstore business and its operations are within one reportable segment.

(c)	Narrative description of business.

(i)	Principal products produced and services rendered.

The drugstores are engaged in the retail sale of prescription and non-prescription drugs and general merchandise.  General merchandise includes, among other things, beauty care, personal care, household items, candy, photofinishing, greeting cards, seasonal items and convenience foods.  Customers can have prescriptions filled at the drugstore counter, as well as through the mail, by telephone and via the Internet.

The estimated contributions of various product classes to sales for each of the last three fiscal years are as follows:

Product Class	Percentage
	2007	2006	2005
Prescription Drugs	65	64	64
Non-prescription Drugs	10	11	11
General Merchandise	25	25	25
Total Sales	100	100	100

(ii)	Status of a product or segment.

Not applicable.

(iii)	Sources and availability of raw materials.

Inventories are purchased from numerous domestic and foreign suppliers.  The loss of any one supplier or group of suppliers under common control would not have a material effect on the business.

(iv)	Patents, trademarks, licenses, franchises and concessions held.

Walgreens markets products under various trademarks, trade dress and trade names and holds assorted business licenses (pharmacy, occupational, liquor, etc.) having various lives, which are necessary for the normal operation of business.  The company also has filed various patent applications relating to its business and products, eight of which have been issued.

(v)	Seasonal variations in business.

The business is seasonal in nature, with Christmas generating a higher proportion of front-end sales and earnings than other periods.  Both prescription and non-prescription drug sales are affected by the timing and severity of the cold/flu season.  See the caption "Summary of Quarterly Results (Unaudited)" on page 34 of the Annual Report to Shareholders for the year ended August 31, 2007 ("2007 Annual Report"), which section is incorporated herein by reference.

(vi)	Working capital practices.

The company generally finances its inventory and expansion needs with internally generated funds. In 2007, we supplemented cash provided by operations with short-term borrowings.   See Note 7, "Short-Term Borrowings" on page 30 and "Management's Discussion and Analysis of Financial Condition" on pages 20 through 23 of the 2007 Annual Report, which sections are incorporated herein by reference.

Due to the nature of the retail drugstore business 94.8% of all prescription sales are now covered by third party payors.  Prescription sales represent 65.0% of total store sales.  The remainder of store sales are principally for cash, credit and debit cards.  Customer returns are immaterial.

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

The company fills prescriptions for many state public assistance plans. Revenues from all such plans are approximately 5.2% of total sales.

(x)	Competitive conditions.

The drug store industry is highly competitive.  As a volume leader in the retail drug industry, Walgreens competes with various retailers, including chain and independent drugstores, mail order prescription providers, grocery stores, convenient stores, mass merchants and dollar stores.  Competition remained keen during the fiscal year with the company competing on the basis of service, convenience, variety and price.  The company's geographic dispersion tends to offset the impact of temporary economic and competitive conditions in individual markets. The number and location of the company's drugstores appears under Item 2 - "Properties" in this 10-K.

(xi)	Research and development activities.

The company does not engage in any material research activities.

(xii)	Environmental disclosures.

Federal, state and local environmental protection requirements have no material effect upon capital expenditures, earnings or the competitive position of the company.

(xiii)	Number of employees.

The company employs approximately 226,000 persons, about 69,300 of whom are part-time employees working less than 30 hours per week.

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

The continued efforts of health maintenance organizations, managed care organizations, pharmacy benefit management companies, government entities, and other third-party payors to reduce prescription drug costs and pharmacy reimbursement rates may impact our profitability.  Certain provisions of the Deficit Reduction Act of 2005 seek to reduce federal spending by altering the Medicaid reimbursement formula for multi-source (i.e., generic) drugs. These changes are expected to result in reduced Medicaid reimbursement rates for retail pharmacies. Reduced reimbursement rates could adversely affect our revenues and profits.

We are subject to governmental regulations and procedures and other legal requirements. A significant change in, or noncompliance with, these regulations, procedures and requirements could have a material adverse effect on profitability.

Our retail drug store and pharmacy benefit services businesses are subject to numerous federal, state and local regulations. Changes in these regulations may require extensive system and operating changes that may be difficult to implement. Untimely compliance or noncompliance with applicable regulations could result in the imposition of civil and criminal penalties that could adversely affect the continued operation of our business, including: suspension of payments from government programs; loss of required government certifications; loss of authorizations to participate in or exclusion from government reimbursement programs, such as the Medicare and Medicaid programs; loss of licenses; or significant fines or monetary penalties, and could adversely affect the continued operation of our business. The regulations to which we are subject include, but are not limited to: federal, state and local registration and regulation of pharmacies; applicable Medicare and Medicaid regulations; the Health Insurance Portability and Accountability Act, or HIPAA; accounting standards; tax laws and regulations; laws and regulations relating to the protection of the environment and health and safety matters, including those governing exposure to, and the management and disposal of, hazardous substances; regulations of the U.S. Food and Drug Administration, the U.S. Federal Trade Commission, the Drug Enforcement Administration, and the Consumer Product Safety Commission, as well as state regulatory authorities, governing the sale, advertisement and promotion of products we sell; anti-kickback laws; false claims laws; and federal and state laws governing the practice of the profession of pharmacy. Furthermore, the frequency and rate of FDA approval of new brand name and generic prescription drugs or of additional existing prescription drugs for over-the-counter sales could have an impact on our revenues and profitability.  We are also governed by federal and state laws of general applicability, including laws regulating matters of working conditions, health and safety and equal employment opportunity.  In addition, we could have exposure if we are found to have infringed another party's intellectual property rights.

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

Our success depends on our ability to establish effective advertising, marketing and promotional programs. If we are unsuccessful in our advertising and merchandising strategies, sales could be negatively affected. Our success also depends on our continued ability to attract and retain store and management personnel, and the loss of key personnel could have an adverse effect on the results of our operations, financial condition or cash flow. Our results may be affected by our ability to successfully integrate acquired businesses into our company.  The process of integrating acquired businesses may prove disruptive to our operations, may distract management from overseeing our existing operations and may take longer than anticipated. We also may not be able to successfully and timely implement new computer systems and technology, or may experience system disruptions or delays, which could adversely impact our operations and our ability to attract and retain customers. Furthermore, the products we sell are sourced from a wide variety of domestic and international vendors, and any future inability to find qualified vendors and access products in a timely and efficient manner could adversely impact our business.

Item 1B.	Unresolved Staff Comments

There are no unresolved staff comments outstanding with the Securities and Exchange Commission at this time.

Item 2.	Properties

The number and location of the company's stores appear in the listing of stores by state for fiscal 2007 and 2006 is listed below.

State	2007	2006	State	2007	2006	State	2007	2006
Alabama	67	56	Maryland	38	31	Oregon	47	44
Arizona	234	229	Massachusetts	126	111	Pennsylvania	83	65
Arkansas	45	36	Michigan	190	174	Rhode Island	20	16
California	476	438	Minnesota	111	103	South Carolina	66	52
Colorado	130	113	Mississippi	51	41	South Dakota	13	9
Connecticut	71	59	Missouri	165	152	Tennessee	213	199
Delaware	59	59	Montana	9	2	Texas	587	550
Florida	736	697	Nebraska	49	43	Utah	27	27
Georgia	125	111	Nevada	63	59	Vermont	2	2
Idaho	20	17	New Hampshire	20	14	Virginia	72	56
Illinois	528	511	New Jersey	101	90	Washington	106	95
Indiana	181	167	New Mexico	54	53	West Virginia	1	1
Iowa	59	55	New York	117	84	Wisconsin	195	185
Kansas	57	50	North Carolina	113	91	Wyoming	8	7
Kentucky	69	65	North Dakota	1	1	Puerto Rico	73	69
Louisiana	109	99	Ohio	223	198
Maine	1	-	Oklahoma	86	75	TOTAL	5,997	5,461

Most of the company's stores are leased.  The leases are for various terms and periods. See Note 3, "Leases" on page 29 of the 2007 Annual Report, which section is incorporated herein by reference.  The company owns approximately 19.1% of the retail stores open at August 31, 2007.  The company has an aggressive expansion program of adding new stores and remodeling and relocating existing stores.  Net retail selling space was increased from 60.6 million square feet at August 31, 2006, to 66.2 million square feet at August 31, 2007.  Approximately 41.5% of company stores have been opened or remodeled during the past five years.

The company's retail store operations are supported by thirteen major distribution centers with a total of approximately 9.7 million square feet of space in all distribution centers, of which 7.0 million square feet is owned.  The remaining space is leased.  All distribution centers are served by modern systems for order processing control, operating efficiencies and rapid merchandise delivery to stores.  In addition, the company uses public warehouses to handle certain distribution needs. A new distribution in Anderson, South Carolina opened in fiscal 2007. A new distribution center is scheduled to open in Windsor, Connecticut in fiscal 2009.

There are twenty principal office facilities containing approximately 2.3 million square feet of which approximately 2.0 million square feet is owned and the remainder is leased.  The company operates three mail service facilities containing approximately 252,000 square feet of which approximately 133,000 square feet is owned and the remainder is leased.

The company also owns 22 strip shopping malls containing approximately 886,000 square feet of which approximately 609,000 square feet is leased to others.

Item 3.	Legal Proceedings

The information in response to this item is incorporated herein by reference to Note 8 "Contingencies" on page 31 of the 2007 Annual Report.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The company's common stock is listed on the New York Stock Exchange, Chicago Stock Exchange and The Nasdaq Stock Market LLC under the symbol WAG.  As of September 30, 2007 there were approximately 101,000 recordholders of company common stock.

The range of the sales prices of the company's common stock by quarters during the two years ended August 31, 2007, are incorporated herein by reference to the caption "Common Stock Prices" on page 34 of the 2007 Annual Report.

The company's cash dividends per common share during the two fiscal years ended August 31 are as follows:

Quarter Ended	2007	2006
November	$.0775	$.0650
February	.0775	.0650
May	.0775	.0650
August	.0950	.0775
Fiscal Year	$.3275	$.2725

The following table provides information about purchases by the company during the quarter ended August 31, 2007 of equity securities that are registered by the company pursuant to Section 12 of the Exchange Act:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
06/01/2007 - 06/30/2007	-	-	-	$743,255,970
07/01/2007- 07/31/2007	1,829,000	$44.5954213	829,000	$706,227,461
08/01/2007-08/31/2007	1,897,400	$45.4321517	1,128,000	$655,123,821
Total	3,726,400	$45.0214658	1,957,000	$655,123,821

(1)
The company repurchased an aggregate of 1,769,400 shares of its common stock in open-market transactions to satisfy the requirements of the company's employee stock purchase and option plans, as well as the company's Nonemployee Director Stock Plan. These share repurchases were not made pursuant to a publicly announced repurchase plan or program.

(2)
On January 10, 2007, the Board of Directors approved a stock repurchase program ("2007 repurchase program"), pursuant to which up to $1 billion of the company's common stock may be purchased prior to the expiration date of the program on January 10, 2011.  This program was announced in the company's report on Form 8-K, which was filed on January 11, 2007.  The total remaining authorization under the repurchase program was $655,123,821 as of August 31, 2007.

Item 6.	Selected Financial Data

The information in response to this item is incorporated herein by reference to the caption "Eleven-Year Summary of Selected Consolidated Financial Data" on pages 18 and 19 of the 2007 Annual Report.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The information in response to this item is incorporated herein by reference to the caption "Management's Discussion and Analysis of Results of Operations and Financial Condition" on pages 20 through 23 of the 2007 Annual Report.

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

Based on their evaluation as of August 31, 2007 pursuant to Exchange Act Rule 13a-15(b), the company's management, including its Chief Executive Officer and Chief Financial Officer, believe the company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) are effective.

Management's report on internal control and the attestation report of Deloitte & Touche LLP, the company's independent registered public accounting firm, are included in our Annual Report to Shareholders for the year ended August 31, 2007 and are incorporated in this Item 9A by reference.  Our Annual Report to Shareholders is included as an Exhibit to this Annual Report on Form 10-K.

In connection with the evaluation pursuant to Exchange Act Rule 13a-15(d) of the company's internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) by the company's management, including its Chief Executive Officer and Chief Financial Officer, no changes during the quarter ended August 31, 2007 were identified that have materially affected, or are reasonably likely to materially affect, the company's internal control over financial reporting.

PART III

The information required for Items 10, 11, 12, 13 and 14, with the exception of the information relating to the executive officers of the Registrant, which is presented below under the heading "Executive Officers of the Registrant," is incorporated herein by reference to the following sections of the Registrant's Proxy Statement:

Captions in Proxy

Names and Ages of Director Nominees, Their Principal Occupations and
Other Information

Information Concerning Corporate Governance, the Board of Directors and its
Committees

Compensation of Directors

Executive Compensation

Securities Ownership of Certain Beneficial Owners and Management

Section 16(a) Beneficial Ownership Reporting Compliance

Equity Compensation Plans

Certain Relationships and Related Transactions

Independent Registered Public Accounting Firm Fees and Services

EXECUTIVE OFFICERS OF THE REGISTRANT

The following information is furnished with respect to each executive officer of the company as of October 15, 2007:

NAME AND BUSINESS EXPERIENCE	AGE	OFFICE HELD
Jeffrey A. Rein	55	Chairman of the Board and Chief Executive Officer
Chairman of the Board since July 2007
Chief Executive Officer since July 2006
President January 2003 to May 2007
Chief Operating Officer January 2003 to July 2006
Executive Vice President February 2001 to January 2003
Director since January 2003

Gregory D. Wasson	49	President and Chief Operating Officer
President and Chief Operating Officer since May 2007
Executive Vice President from October 2005 to April 2007
Senior Vice President February 2004 to October 2005
Vice President October 2001 to February 2004
President, Walgreens Health Initiatives, Inc. March 2002 to April 2007
Executive Vice President, Walgreens Health Initiatives, Inc. October 2001 to March 2002
Operations Vice President February 1999 to October 2001

George J. Riedl	47	Executive Vice President
Executive Vice President since January 2006
Senior Vice President January 2003 to January 2006
Divisional Vice President December 2001 to January 2003
General Merchandise Manager January 2000 to December 2001

Trent E. Taylor	50	Executive Vice President
President, Walgreens Health Initiatives, Inc. since May 2007
Executive Vice President since October 2005
Senior Vice President January 2002 to October 2005
Chief Information Officer January 1999 to April 2007

Mark A. Wagner	46	Executive Vice President
Executive Vice President since March 2006
Senior Vice President February 2002 to March 2006
Treasurer February 2000 to February 2002

EXECUTIVE OFFICERS OF THE REGISTRANT – continued:

NAME AND BUSINESS EXPERIENCE	AGE	OFFICE HELD
R. Bruce Bryant	57	Senior Vice President
Senior Vice President since September 2000

Kermit R. Crawford	48	Senior Vice President
Senior Vice President since September 2007
Vice President from October 2005 to September 2007
Executive Vice President, Walgreens Health Initiatives, Inc. since October 2005
Vice President, Walgreens Health Initiatives, Inc. September 2004 to October 2005
Operations Vice President October 2000 to September 2004

Debra M. Ferguson	50	Senior Vice President
Senior Vice President since February 2007
Operations Vice President April 2002 to April 2007

John W. Gleeson	61	Senior Vice President
Senior Vice President since February 2004
Treasurer February 2002 to April 2007
Vice President February 2000 to February 2004

Dana I. Green	57	Senior Vice President, General Counsel and Corporate
Senior Vice President, General Counsel and Corporate Secretary since January 2005		Secretary
Senior Vice President February 2004 to January 2005
Vice President May 2000 to February 2004

William M. Handal	58	Senior Vice President
Senior Vice President since March 2006
Operations Vice President September 2000 to March 2006

Donald C. Huonker, Jr.	46	Senior Vice President
Senior Vice President since July 2007
Vice President from April 2006 to July 2007
Vice President, Pharmacy Services April 2005 to April 2006
Operations Vice President April 2003 to April 2005
Director, Drug Store Administration January 2002 to April 2003
District Manager-Special Assignment, SIMS Plus March 2001 to January 2002

EXECUTIVE OFFICERS OF THE REGISTRANT – continued:

NAME AND BUSINESS EXPERIENCE	AGE	OFFICE HELD
J. Randolph Lewis	57	Senior Vice President
Senior Vice President since January 2000

William M. Rudolphsen	52	Senior Vice President and Chief Financial Officer
Senior Vice President and Chief Financial Officer since January 2004
Controller January 1998 to January 2004

William A. Shiel	57	Senior Vice President
Senior Vice President since July 1993

Kevin P. Walgreen	46	Senior Vice President
Senior Vice President since January 2006
Operations Vice President January 1995 to January 2006

Kenneth R. Weigand	50	Senior Vice President
Senior Vice President since January 2007
Vice President January 2005 to January 2007
Divisional Vice President May 2000 to January 2005

Stanley B. Blaylock	44	Vice President
Vice President since October 2007
Divisional Vice President January 2007 to October 2007
Senior Vice President, Walgreens Health Services January 2007 to October 2007
Vice President, Specialty Pharmacy, Walgreens Health Services August 2006 to January 2007
President and Chief Executive Officer, Medmark Inc. October 2005 to August 2006
President, Medmark Inc. June 2005 to October 2005
Executive Vice President, Chief Financial Officer and Chief Administrative Officer, Medmark Inc. August 2003 to June 2005
Global Co-Head of Healthcare Investment Banking, Deutsche Bank Alex. Brown 1999 to December 2002

Mia M. Scholz	41	Vice President and Controller
Vice President since October 2007
Controller since January 2004
Divisional Vice President January 2004 to October 2007
Director of Internal Audit November 1999 to January 2004

Denise K. Wong	49	Vice President and Chief Information Officer
Vice President and Chief Information Officer since May 2007
Divisional Vice President, December 2001 to May 2007

EXECUTIVE OFFICERS OF THE REGISTRANT – continued:

NAME AND BUSINESS EXPERIENCE	AGE	OFFICE HELD
Robert G. Zimmerman	55	Vice President
Vice President since April 2006
Chief Administration and Finance Officer, Walgreens Health Initiatives, Inc. since April 2006
Divisional Vice President, Walgreens Health Initiatives, Inc. September 2001 to April 2006

John W. Spina	48	Treasurer
Treasurer since April 2007
Operations Vice President April 2005 to April 2007
Director, Drug Store Administration April 2003 to April 2005
District Manager February 1996 to April 2003

Chester G. Young	62	General Auditor
Divisional Vice President since January 1995
General Auditor since June 1988

Kevin P. Walgreen is the son of Charles R. Walgreen III, who is a director of the company.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	Documents filed as part of this report

(1)	The following financial statements, supplementary data, and report of independent public accountants appearing in the 2007 Annual Report are incorporated herein by reference.

(2)	The following financial statement schedule and related report of the independent registered public accounting firm is included herein.

10-K Page Number
Schedule II Valuation and Qualifying Accounts	22
Report of Independent Registered Public Accounting Firm	23

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

2.
Agreement and Plan of Merger, dated as of July 2, 2007, by and among Walgreen Co., Bison Acquisition Sub Inc. and Option Care, Inc., filed with the Securities and Exchange Commission on July 3, 2007 as Exhibit 2.1 to the company’s Current Report on Form 8-K (File No. 1-00604), and incorporated by reference herein.

3.	(a)
Articles of Incorporation of the company, as amended, filed with the Securities and Exchange Commission as Exhibit 3(a) to the company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1999 (File No. 1-00604), and incorporated by reference herein.

(b)
By-Laws of the company, as amended effective as of October 9, 2007, filed with the Securities and Exchange Commission on October 15, 2007 as Exhibit 3(b) to the company's Current Report on Form 8-K (File No. 1-00604), and incorporated by reference herein.

10.	(a)
Top Management Long-Term Disability Plan, filed with the Securities and Exchange Commission as Exhibit 10 to the company's Annual Report on Form 10-K for the fiscal year ended August 31, 1990 (File No. 1-00604), and incorporated by reference herein.

10.	(b)
Executive Short-Term Disability Plan Description, filed with the Securities and Exchange Commission as Exhibit 10 to the company's Annual Report on Form 10-K for the fiscal year ended August 31, 1990 (File No. 1-00604), and incorporated by reference herein.

(c)
Walgreen Co. Management Incentive Plan (as restated effective September 1, 2003), filed with the Securities and Exchange Commission as Exhibit 10(c) to the company's Annual Report on Form 10-K for the fiscal year ended August 31, 2003 (File No. 1-00604), and incorporated by reference herein.

	(d)	(i)
Walgreen Co. Restricted Performance Share Plan, as amended, filed with the Securities and Exchange Commission as Exhibit 10(a) to the company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1997 (File No. 1-00604), and incorporated by reference herein.

(ii)
Walgreen Co. Restricted Performance Share Plan Amendment No. 5 (effective October 9, 1996), filed with the Securities and Exchange Commission as Exhibit 10(a) to the company's Quarterly Report on Form 10-Q for the quarter ended November 30, 2003 (File No. 1-00604), and incorporated by reference herein.

(iii)
Walgreen Co. Restricted Performance Share Plan Amendment No. 6 (effective October 11, 2006), filed with the Securities and Exchange Commission as Exhibit 10(c) to the company's Quarterly Report on Form 10-Q for the quarter ended November 30, 2006 (File No. 1-00604), and incorporated by reference herein.

(iv)
Walgreen Co. Long-Term Performance Incentive Plan (amendment and restatement of the Walgreen Co. Restricted Performance Share Plan), filed with the Securities and Exchange Commission on January 11, 2007 as Exhibit 10.1 to the company's Current Report on Form 8-K (File No. 1-00604), and incorporated by reference herein.

(v)
Walgreen Co. Long-Term Performance Incentive Plan Amendment No. 1 (effective January 10, 2007), filed with the Securities and Exchange Commission as Exhibit 10.2 to the company's Quarterly Report on Form 10-Q for the quarter ended February 28, 2007 (File No. 1-00604), and incorporated by reference herein.

	(e)	(i)
Walgreen Co. Executive Stock Option Plan (effective January 11, 2006), as amended and restated, filed with the Securities and Exchange Commission on January 17, 2006 as Exhibit 10.1 to the company's Current Report on Form 8-K (File No. 1-00604), and incorporated by reference herein.

(ii)
Walgreen Co. Executive Stock Option Plan Amendment No. 1 (effective October 11, 2006), filed with the Securities and Exchange Commission as Exhibit 10(a) to the company's Quarterly Report on Form 10-Q for the quarter ended November 30, 2006 (File No. 1-00604), and incorporated by reference herein.

(iii)
Walgreen Co. Executive Stock Option Plan Amendment No. 2 (effective September 1, 2007), filed with the Securities and Exchange Commission as Exhibit 10(e)(iii) to the company's Annual Report on Form 10-K for the fiscal year ended August 31, 2007.

(iv)
Form of Stock Option Agreement (Grades 12 through 17), filed with the Securities and Exchange Commission as Exhibit 10(e)(ii) to the company's Annual Report on Form 10-K for the fiscal year ended August 31, 2004 (File No. 1-00604), and incorporated by reference herein.

(v)
Form of Stock Option Agreement (Grades 18 and above), filed with the Securities and Exchange Commission as Exhibit 10(e)(iii) to the company's annual Report on Form 10-K for the fiscal year ended August 31, 2004 (File No. 1-00604), and incorporated by reference herein.

	(f)	(i)
Walgreen Co. 1986 Director's Deferred Fee/Capital Accumulation Plan, filed with the Securities and Exchange Commission as Exhibit 10 to the company's Annual Report on Form 10-K for the fiscal year ended August 31, 1986 (File No. 1-00604), and incorporated by reference herein.

10.	(f)	(ii)
Walgreen Co. 1987 Director's Deferred Fee/Capital Accumulation Plan, filed with the Securities and Exchange Commission as Exhibit 10 to the company's Quarterly Report on Form 10-Q for the quarter ended November 30, 1986 (File No. 1-00604), and incorporated by reference herein.

(iii)
Walgreen Co. 1988 Director's Deferred Fee/Capital Accumulation Plan, filed with the Securities and Exchange Commission as Exhibit 10 to the company's Quarterly Report on Form 10-Q for the quarter ended November 30, 1987 (File No. 1-00604), and incorporated by reference herein.

(iv)
Walgreen Co. 1992 Director's Deferred Retainer Fee/Capital Accumulation Plan, filed with the Securities and Exchange Commission as Exhibit 10 to the company's Annual Report on Form 10-K for the fiscal year ended August 31, 1992 (File No. 1-00604), and incorporated by reference herein.

	(g)	(i)
Walgreen Co. 1986 Executive Deferred Compensation/Capital Accumulation Plan, filed with the Securities and Exchange Commission as Exhibit 10 to the company's Annual Report on Form 10-K for the fiscal year ended August 31, 1986 (File No. 1-00604), and incorporated by reference herein.

(ii)
Walgreen Co. 1988 Executive Deferred Compensation/Capital Accumulation Plan, filed with the Securities and Exchange Commission as Exhibit 10 to the company's Quarterly Report on Form 10-Q for the quarter ended November 30, 1987 (File No. 1-00604), and incorporated by reference herein.

(iii)
Amendments to Walgreen Co. 1986 and 1988 Executive Deferred Compensation/Capital Accumulation Plans, filed with the Securities and Exchange Commission as Exhibit 10 to the company's Quarterly Report on Form 10-Q for the quarter ended November 30, 1988 (File No. 1-00604), and incorporated by reference herein.

(iv)
Walgreen Co. 1992 Executive Deferred Compensation/Capital Accumulation Plan Series 1, filed with the Securities and Exchange Commission as Exhibit 10 to the company's Annual Report on Form 10-K for the fiscal year ended August 31, 1992 (File No. 1-00604), and incorporated by reference herein.

(v)
Walgreen Co. 1992 Executive Deferred Compensation/Capital Accumulation Plan Series 2, filed with the Securities and Exchange Commission as Exhibit 10 to the company's Annual Report on Form 10-K for the fiscal year ended August 31, 1992 (File No. 1-00604), and incorporated by reference herein.

(vi)
Walgreen Co. 1997 Executive Deferred Compensation/Capital Accumulation Plan Series I, filed with the Securities and Exchange Commission as Exhibit 10(c) to the company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1997 (File No. 1-00604), and incorporated by reference herein.

(vii)
Walgreen Co. 1997 Executive Deferred Compensation/Capital Accumulation Plan Series 2, filed with the Securities and Exchange Commission as Exhibit 10(d) to the company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1997 (File No. 1-00604), and incorporated by reference herein.

(viii)
Walgreen Co. 2001 Executive Deferred Compensation/Capital Accumulation Plan, filed with the Securities and Exchange Commission as Exhibit 10(g) to the company's Annual Report on Form 10-K for the fiscal year ended August 31, 2001 (File No. 1-00604), and incorporated by reference herein.

(ix)
Walgreen Co. 2002 Executive Deferred Compensation/Capital Accumulation Plan, filed with the Securities and Exchange Commission as Exhibit 10(g) to the company's Annual Report on Form 10-K for the fiscal year ended August 31, 2002 (File No. 1-00604), and incorporated by reference herein.

10.	(g)	(x)
Walgreen Co. 2006 Executive Deferred Compensation/Capital Accumulation Plan (effective January 1, 2006), filed with the Securities and Exchange Commission as Exhibit 10(b) to the company's Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2005 (File No. 1-00604), and incorporated by reference herein.

	(h)	(i)
Share Walgreens Stock Purchase/Option Plan (effective October 1, 1992), as amended, filed with the Securities and Exchange Commission as Exhibit 10(d) to the company's Quarterly Report on Form 10-Q for the quarter ended February 28, 2003 (File No. 1-00604), and incorporated by reference herein.

(ii)
Share Walgreens Stock Purchase/Option Plan Amendment No. 4 (effective July 15, 2005), as amended, filed with the Securities and Exchange Commission as Exhibit 10(h)(ii) to the company's Annual Report on Form 10-K for the fiscal year ended August 31, 2005 (File No. 1-00604), and incorporated by reference herein.

(iii)
Share Walgreens Stock Purchase/Option Plan Amendment No. 5 (effective October 11, 2006), filed with the Securities and Exchange Commission as Exhibit 10(b) to the company's Quarterly Report on Form 10-Q for the quarter ended November 30, 2006 (File No. 1-00604), and incorporated by reference herein.

	(i)	(i)
Form of Change of Control Employment Agreements, filed with the Securities and Exchange Commission as Exhibit 10 to the company's Current Report on Form 8-K dated October 18, 1988 (File No. 1-00604), and incorporated by reference herein.

(ii)
Amendment to Employment Agreements adopted July 12, 1989, filed with the Securities and Exchange Commission as Exhibit 10 to the company's Annual Report on Form 10-K for the fiscal year ended August 31, 1989 (File No. 1-00604), and incorporated by reference herein.

	(j)	(i)
Walgreen Select Senior Executive Retiree Medical Expense Plan, filed with the Securities and Exchange Commission as Exhibit 10(j) to the company's Annual Report on Form 10-K for the fiscal year ended August 31, 1996 (File No. 1-00604), and incorporated by reference herein.

(ii)
Walgreen Select Senior Executive Retiree Medical Expense Plan Amendment No. 1 (effective August 1, 2002), filed with the Securities and Exchange Commission as Exhibit 10(a) to the company's Quarterly Report on Form 10-Q for the quarter ended February 28, 2003 (File No. 1-00604), and incorporated by reference herein.

(k)
Walgreen Co. Profit-Sharing Restoration Plan (as restated effective January 1, 2003), filed with the Securities and Exchange Commission as Exhibit 10(b) to the company's Quarterly Report on Form 10-Q for the quarter ended May 31, 2003 (File No. 1-00604), and incorporated by reference herein.

(l)
Walgreen Co. Retirement Plan for Outside Directors, filed with the Securities and Exchange Commission as Exhibit 10 to the company's Annual Report on Form 10-K for the fiscal year ended August 31, 1989 (File No. 1-00604), and incorporated by reference herein.

	(m)	(i)
Walgreen Section 162(m) Deferred Compensation Plan (effective October 12, 1994), filed with the Securities and Exchange Commission as Exhibit 10(d) to the company's Quarterly Report on Form 10-Q for the quarter ended November 30, 1994 (File No. 1-00604), and incorporated by reference herein.

(ii)
Walgreen Section 162(m) Deferred Compensation Plan Amendment No. 1 (effective July 9, 2003), filed with the Securities and Exchange Commission as Exhibit 10(n) to the company's Annual Report on Form 10-K for the fiscal year ended August 31, 2003 (File No. 1-00604), and incorporated by reference herein.

(n)	(i)
Walgreen Co. Nonemployee Director Stock Plan, as amended and restated (effective January 14, 2004), filed with the Securities and Exchange Commission as Exhibit 10(a) to the company's Quarterly Report on Form 10-Q for the quarter ended February 29, 2004 (File No. 1-00604), and incorporated by reference herein.

10.	(n)	(ii)
Walgreen Co. Nonemployee Director Stock Plan Amendment No. 1 (effective October 12, 2005), filed with the Securities and Exchange Commission as Exhibit 10(a) to the company's Quarterly Report on Form 10-Q for the quarter ended November 30, 2005 (File No. 1-00604), and incorporated by reference herein.

(iii)
Walgreen Co. Nonemployee Director Stock Plan Amendment No. 2 (effective October 11, 2006), filed with the Securities and Exchange Commission as Exhibit 10(f) to the company's Quarterly Report on Form 10-Q for the quarter ended November 30, 2006 (File No. 1-00604), and incorporated by reference herein.

	(o)	(i)
Walgreen Co. Option 3000 Plan (effective May 2, 2000), filed with the Securities and Exchange Commission as Exhibit 10(e) to the company's Quarterly Report on Form 10-Q for the quarter ended February 28, 2003 (File No. 1-00604), and incorporated by reference herein.

(ii)
Walgreen Co. Option 3000 Plan Amendment No. 1 (effective October 11, 2006), filed with the Securities and Exchange Commission as Exhibit 10(d) to the company's Quarterly Report on Form 10-Q for the quarter ended November 30, 2006 (File No. 1-00604), and incorporated by reference herein.

	(p)	(i)
Walgreen Co. Broad-Based Stock Option Plan (effective July 10, 2002), filed with the Securities and Exchange Commission as Exhibit 10(p) to the company's Annual Report on Form 10-K for the fiscal year ended August 31, 2002 (File No. 1-00604), and incorporated by reference herein.

(ii)
Walgreen Co. Broad-Based Employee Stock Option Plan Amendment No. 1 (effective April 1, 2003), filed with the Securities and Exchange Commission as Exhibit 10(c) to the company's Quarterly Report on Form 10-Q for the quarter ended May 31, 2003 (File No. 1-00604), and incorporated by reference herein.

(iii)
Walgreen Co. Broad-Based Employee Stock Option Plan Amendment No. 2 (effective October 11, 2006), filed with the Securities and Exchange Commission as Exhibit 10(e) to the company's Quarterly Report on Form 10-Q for the quarter ended November 30, 2006 (File No. 1-00604), and incorporated by reference herein.

(q)
Summary of Walgreen Co. Director Compensation, filed with the Securities and Exchange Commission on July 17, 2007 as Exhibit 10.1 to the company's Current Report on Form 8-K (File No. 1-00604), and incorporated by reference herein.

(r)
Form of Memorandum Summarizing Executive Retirement Benefits, filed with the Securities and Exchange Commission as Exhibit 10(a) to the company's Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2005 (File No. 1-00604), and incorporated by reference herein.

11.
The required information for this Exhibit is contained in the Consolidated Statements of Earnings and Shareholders Equity for the years ended August 31, 2007, 2006 and 2005 and also in the Notes to Consolidated Financial Statements, each appearing in the Annual Report and previously referenced in Part IV, Item 15, Section (a)(1).

13.
Annual Report to shareholders for the fiscal year ended August 31, 2007. This report, except for those portions thereof which are expressly incorporated by reference in this Form 10-K, is being furnished for the information of the Securities and Exchange Commission and is not deemed to be "filed" as a part of the filing of this Form 10-K.

21.	Subsidiaries of the Registrant.

23.	Consent of Independent Registered Accounting Firm.

31.1
Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed with the Securities and Exchange Commission as Exhibit 31.1 to the company's Annual Report on Form 10-K for the fiscal year ended August 31, 2007.

31.2
Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed with the Securities and Exchange Commission as Exhibit 31.2 to the company's Annual Report on Form 10-K for the fiscal year ended August 31, 2007.

32.1
Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, filed with the Securities and Exchange Commission as Exhibit 32.1 to the company's Annual Report on Form 10-K for the fiscal year ended August 31, 2007.

32.2
Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, filed with the Securities and Exchange Commission as Exhibit 32.2 to the company's Annual Report on Form 10-K for the fiscal year ended August 31, 2007.

WALGREEN CO. AND SUBSIDIARIES

SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED AUGUST 31, 2007, 2006 AND 2005

(Dollars in Millions)

Classification	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions	Balance at End of Period

Allowances deducted from receivables for doubtful accounts -

Year Ended August 31, 2007	$57.3	$72.2	$(59.8)	$69.7

Year Ended August 31, 2006	$45.3	$58.3	$(46.3)	$57.3

Year Ended August 31, 2005	$28.3	$50.4	$(33.4)	$45.3

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Walgreen Co.:

We have audited the consolidated financial statements of Walgreen Co. and Subsidiaries (the “Company”) as of August 31, 2007 and 2006, and for each of the three years in the period ended August 31, 2007, and the Company’s internal control over financial reporting as of August 31, 2007, and have issued our report thereon dated October 26, 2007 (which report expresses an unqualified opinion and includes an explanatory paragraph related to the adoption of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Retirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132 (R), and Statement of Financial Accounting Standards No. 123(R), Share-Based Payment); such consolidated financial statements and report are included in your 2007 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of the Company listed in Item 15. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois
October 26, 2007

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WALGREEN CO.
(Registrant)

By
/s/	William M. Rudolphsen	Senior Vice President and	Date: October 26, 2007
	William M. Rudolphsen	Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934 this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

	Name	Title	Date
/s/	Jeffrey A. Rein	Chairman of the Board and	October 26, 2007
	Jeffrey A. Rein	Chief Executive Officer
(Principal Executive Officer)

/s/	William M. Rudolphsen	Senior Vice President and	October 26, 2007
	William M. Rudolphsen	Chief Financial Officer
(Principal Financial
Officer)

/s/	Mia M. Scholz	Vice President and Controller	October 26, 2007
	Mia M. Scholz	(Principal Accounting Officer)

/s/	William C. Foote	Director	October 26, 2007
William C. Foote

/s/	James J. Howard	Director	October 26, 2007
James J. Howard

/s/	Alan G. McNally	Director	October 26, 2007
Alan G. McNally

/s/	Cordell Reed	Director	October 26, 2007
Cordell Reed

/s/	Nancy M. Schlichting	Director	October 26, 2007
Nancy M. Schlichting

/s/	David Y. Schwartz	Director	October 26, 2007
David Y. Schwartz

/s/	James A. Skinner	Director	October 26, 2007
James A. Skinner

/s/	Marilou M. von Ferstel	Director	October 26, 2007
Marilou M. von Ferstel

/s/	C.R. Walgreen III	Director	October 26, 2007
C.R. Walgreen III