Form 10-Q
period 2007-11-30
WALGREEN CO
filed 2007-12-28
CIK 104207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED NOVEMBER 30, 2007

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
Yes ☐ No ☑

The number of shares outstanding of the registrant's Common Stock, $.078125 par value, as of November 30, 2007 was 991,380,364.

WALGREEN CO.

FORM 10-Q FOR THE QUARTER ENDED NOVEMBER 30, 2007

TABLE OF CONTENTS

PART I.   FINANCIAL INFORMATION

PART II.  OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16
Item 6.	Exhibits	17

WALGREEN CO. AND SUBSIDIARIES
CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

The consolidated condensed financial statements included herein have been prepared by the company pursuant to the rules and regulations of the Securities and Exchange Commission.  The Consolidated Condensed Balance Sheets as of November 30, 2007 and 2006, the Consolidated Condensed Statements of Earnings for the three months ended November 30, 2007 and 2006, and the Consolidated Condensed Statements of Cash Flows for the three months ended November 30, 2007 and 2006, have been prepared without audit.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the company believes that the disclosures are adequate to make the information presented not misleading.  It is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the company's latest annual report on Form 10-K.

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

WALGREEN CO. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(UNAUDITED)
(In Millions, except shares and per share amounts)

	November 30,	August 31,	November 30,
	2007	2007	2006
Assets
Current Assets:
Cash and cash equivalents	$295.1	$254.8	$669.7
Short-term investments - available for sale	-	-	99.7
Accounts receivable, net	2,247.0	2,236.5	2,304.3
Inventories	7,552.9	6,790.5	6,998.8
Other current assets	240.1	228.7	228.9
Total Current Assets	10,335.1	9,510.5	10,301.4
Non-Current Assets:
Property and equipment, at cost, less accumulated depreciation and amortization of $2,943.9 at November 30, 2007, $2,776.6 at August 31, 2007 and $2,478.0 at November 30, 2006	8,497.4	8,199.9	7,203.1
Goodwill	1,066.2	1,060.2	167.2
Other non-current assets	576.9	543.0	354.3
Total Assets	$20,475.6	$19,313.6	$18,026.0
Liabilities & Shareholders' Equity
Current Liabilities:
Short-term borrowings	$1,166.5	$878.5	$-
Trade accounts payable	4,106.6	3,733.3	4,552.3
Accrued expenses and other liabilities	2,094.4	2,104.4	1,800.6
Income taxes	177.9	28.1	245.8
Total Current Liabilities	7,545.4	6,744.3	6,598.7
Non-Current Liabilities:
Deferred income taxes	106.5	158.2	107.7
Other non-current liabilities	1,333.6	1,306.8	1,165.1
Total Non-Current Liabilities	1,440.1	1,465.0	1,272.8
Shareholders' Equity:
Preferred stock $.0625 par value; authorized 32 million shares, none issued	-	-	-
Common stock $.078125 par value; authorized 3.2 billion shares; issued 1,025,400,000 at November 30, 2007, August 31, 2007 and November 30, 2006	80.1	80.1	80.1
Paid-in capital	568.6	558.5	561.2
Employee stock loan receivable	(57.5)	(51.6)	(66.4)
Retained earnings	12,389.9	12,026.8	10,665.7
Accumulated other comprehensive loss	(4.1)	(3.9)	-
Treasury stock, at cost; 34,019,636 shares at November 30, 2007, 34,258,643 at August 31, 2007 and 25,048,561 at November 30, 2006	(1,486.9)	(1,505.9)	(1,086.1)
Total Shareholders' Equity	11,490.1	11,104.3	10,154.5
Total Liabilities & Shareholders' Equity	$20,475.6	$19,313.6	$18,026.0

The accompanying Notes to Consolidated Condensed Financial
Statements are an integral part of these Statements.

WALGREEN CO. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
(UNAUDITED)
(In Millions, except per share amounts)

	Three Months Ended
	November 30,	November 30,
	2007	2006

Net sales	$14,027.9	$12,708.5

Costs and Deductions:
Cost of sales	10,121.1	9,132.9
Selling, general and administrative expenses	3,179.0	2,903.7
	13,300.1	12,036.6
Other Income:
Interest income, net	.4	10.6

Earnings before income tax provision	728.2	682.5
Income tax provision	272.7	250.8
Net earnings	$455.5	$431.7
Net earnings per common share:
Basic	$.46	$.43
Diluted	$.46	$.43

Dividends declared	$.0950	$.0775

Average shares outstanding	991.3	1,005.2
Dilutive effect of stock options	6.2	8.2
Average shares outstanding assuming dilution	997.5	1,013.4

The accompanying Notes to Consolidated Condensed Financial
Statements are an integral part of these Statements.

WALGREEN CO. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In Millions)

	Three Months Ended
	November 30,	November 30,
	2007	2006

Cash flows from operating activities:
Net earnings	$455.5	$431.7
Adjustments to reconcile net earnings to net cash provided by operating activities -
Depreciation and amortization	195.7	160.2
Deferred income taxes	(71.9)	(23.9)
Stock compensation expense	31.3	34.5
Income tax savings from employee stock plans	1.0	1.6
Other	3.0	.9
Changes in operating assets and liabilities -
Inventories	(753.0)	(948.4)
Trade accounts payable	373.4	727.1
Accounts receivable, net	(157.9)	(242.5)
Accrued expenses and other liabilities	2.0	86.6
Other assets	(9.3)	(6.5)
Other non-current liabilities	(1.3)	35.9
Income taxes	321.8	243.0
Net cash provided by operating activities	390.3	500.2

Cash flows from investing activities:
Purchases of short-term investments - available for sale	-	(2,340.5)
Proceeds from sale of short-term investments - available for sale	-	2,660.4
Additions to property and equipment	(490.4)	(418.2)
Proceeds from sale of assets	5.4	14.0
Business and intangible asset acquisitions, net of cash received	(48.0)	(34.0)
Net proceeds from corporate-owned life insurance policies	1.7	-
Net cash used for investing activities	(531.3)	(118.3)

Cash flows from financing activities:
Net proceeds from short-term borrowings	316.5	-
Payments of debt	(28.5)	-
Stock purchases	(78.4)	(433.9)
Proceeds related to employee stock plans	68.4	83.7
Cash dividends paid	(94.2)	(78.2)
Bank overdrafts	-	(213.9)
Other	(2.5)	10.2
Net cash provided by (used for) financing activities	181.3	(632.1)

Changes in cash and cash equivalents:
Net increase (decrease) in cash and cash equivalents	40.3	(250.2)
Cash and cash equivalents at beginning of year	254.8	919.9
Cash and cash equivalents at end of period	$295.1	$669.7

The accompanying Notes to Consolidated Condensed Financial
Statements are an integral part of these Statements.

WALGREEN CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(1) The consolidated condensed statements include the accounts of the company and its subsidiaries.  All intercompany transactions have been eliminated.  The consolidated condensed financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and include amounts based on management’s prudent judgments and estimates.  Actual results may differ from these estimates.  For a complete discussion of all our significant accounting policies please see our 2007 annual report on Form 10-K.

We have changed the income statement caption selling, occupancy and administration to selling, general and administrative expenses.  The change was made to better align income statement captions to our industry.  No reclassifications have been made between income statement categories.  The main components of selling, general and administrative expenses are salaries, occupancy costs, store level expenses and advertising.

The balance sheet reflects the reclassification of goodwill from other non-current assets.  The cash flow statement contains reclassification of previously condensed lines within the operating activity section.

(2) Inventories are valued on a lower of last-in, first-out (LIFO) cost or market basis.  At November 30, 2007, August 31, 2007 and November 30, 2006, inventories would have been greater by $995.7 million $968.8 million and $926.8 million respectively, if they had been valued on a lower of first-in, first-out (FIFO) cost or market basis.  LIFO inventory costs can only be determined annually when inflation rates and inventory levels are finalized; therefore, LIFO inventory costs for interim financial statements are estimated. Inventory includes product cost, inbound freight, warehousing costs and vendor allowances not included as a reduction of advertising expense.

(3) The principal retirement plan for employees is the Walgreen Profit-Sharing Retirement Trust to which both the company and participating employees contribute.  The company's contribution, which is determined annually at the discretion of the Board of Directors, has historically related to pre-tax income.  The profit-sharing provision was $64.8 million for the first quarter of this fiscal year as compared to $60.7 million for the same period last year.  The company made no cash or other contributions during the first quarter of fiscal 2008 or 2007.

(4) For the quarter ended November 30, 2007, the company granted 4.1 million stock options under the Walgreen Co. Executive Stock Option Plan and the Walgreen Co. Stock Purchase/Option Plan (Share Walgreens). Total stock-based compensation expense was $31.3 million for the quarter ended November 30, 2007 and $34.5 million for the quarter ended November 30, 2006. In accordance with Statement of Financial Accounting Standards (SFAS) No. 123(R), compensation expense is recognized on a straight-line basis over the employee's vesting period or to the employee's retirement eligible date, if earlier.  For the quarters ended November 30, 2007 and 2006, the company fully recognized retiree eligible expense of $16.0 million and $13.8 million, respectively.  Therefore, the compensation expense for the quarters ended November 30, 2007 and 2006 are not representative of the compensation expense for the entire fiscal year.  There have been no material changes in the assumptions used to compute compensation expense during the current quarter.

(5) The company provides certain health insurance benefits for retired employees who meet eligibility requirements, including age, years of service and date of hire.  The costs of these benefits are accrued over the period earned. The company's postretirement health benefit plans are not funded.

	Three Months Ended
	November 30,	November 30,
Components of Net Periodic Benefit Costs (In Millions):	2007	2006
Service cost	$3.5	$3.4
Interest cost	5.9	5.5
Amortization of actuarial loss	1.4	1.4
Amortization of prior service cost	(1.1)	(1.0)
Total postretirement benefit cost	$9.7	$9.3

(6) The company guarantees a credit agreement on behalf of SureScripts, LLC which provides electronic prescription data services.  This credit agreement, for which SureScripts, LLC is primarily liable, has an expiration date of February 16, 2010.  The liability was $4.8 million at November 30, 2007 and $3.3 at August 31, 2007, compared to no liability at November 30, 2006.  The maximum amount of future payments that could be required to be paid under the guaranty is $25.0 million, of which $12.5 million may be recoverable from another guarantor.

(7) We adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109, effective September 1, 2007.  FIN No. 48 provides guidance regarding the recognition, measurement, presentation and disclosure in the financial statements of tax positions taken or expected to be taken on a tax return, including the decision whether to file or not to file in a particular jurisdiction.  The adoption of FIN No. 48 resulted in the reclassification of $124.7 million of certain tax liabilities from current to long-term and a $1.9 million decrease in our liability for unrecognized tax benefits, which was accounted for as an increase to the August 31, 2007 retained earnings balance.

At September 1, 2007, our total liability for unrecognized tax benefits, after the adoption of FIN No. 48, was $124.7 million, of which $25.9 million represented tax benefits that, if recognized, would favorably impact the effective tax rate.  Our liability for unrecognized tax benefits was $157.3 million at November 30, 2007.

We recognize interest and penalties in income tax provision in our consolidated statements of earnings.  At September 1, 2007 and November 30, 2007, we had accrued interest and penalties of $5.8 million and $7.8 million, respectively.

We file a consolidated U.S. federal income tax return, as well as income tax returns in various states.  With few exceptions, we are no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before fiscal 2003.

It is reasonably possible that the amount of the unrecognized tax benefit with respect to certain unrecognized tax positions will increase or decrease during the next 12 months; however, we do not expect the change to have a material effect on our results of operations or our financial position.

(8) The dilutive effect of outstanding stock options on earnings per share is calculated using the treasury stock method.  Stock options are anti-dilutive and excluded from the earnings per share calculation if the exercise price exceeds the average market price of the common shares for the periods presented.  At November 30, 2007 and 2006, 11,011,274 and 6,964,293 outstanding options to purchase common shares were excluded from the calculation.

(9) In fiscal 2007, the company issued commercial paper to support working capital needs.  The short-term debt under the commercial paper program was as follows (dollars in millions):

	November 30, 2007	November 30, 2006
Balance outstanding	$1,166.5	-
Maximum outstanding at any month-end	1,166.5	-
Average daily short-term borrowings	796.7	-
Weighted-average interest rate	4.57%	-%

In connection with our commercial paper program, we maintain two unsecured backup syndicated lines of credit that total $1.2 billion.  The first $600 million facility expires on August 12, 2008, the second on August 12, 2012.  Our ability to access these facilities is subject to our compliance with the terms and conditions of the credit facilities, including financial covenants.  The covenants require us to maintain certain financial ratios related to minimum net worth and priority debt, along with limitations on the sale of assets and purchases of investments.  As of November 30, 2007 we were in compliance with all such covenants.  On October 12, 2007, we entered into an additional $100 million unsecured line of credit facility that expires on December 31, 2007.  On November 30, 2007 this credit facility was amended and increased to include an additional $200 million, for a total of $300 million unsecured credit.  This line of credit is subject to similar covenants as the syndicated lines of credit.  The company pays a facility fee to the financing bank to keep this line of credit facility active.  As of November 30, 2007, there have been no borrowings against the credit facilities.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

INTRODUCTION

Walgreens is principally a retail drugstore chain that sells prescription and non-prescription drugs and general merchandise.  General merchandise includes, among other things, beauty care, personal care, household items, candy, photofinishing, greeting cards, seasonal items and convenience food.  Customers can have prescriptions filled at the drugstore counter, as well as through the mail, by telephone and via the Internet.  As of November 30, 2007, we operated 6,139 locations (including two mail service facilities, 91 home care facilities and 11 specialty pharmacies) located in 49 states and Puerto Rico.  The total location count of 6,139 does not include the 96 convenient care clinics operated by Take Care Health Systems, Inc.

The drugstore industry is highly competitive.  In addition to other drugstore chains, independent drugstores and mail order prescription providers, we also compete with various other retailers including grocery stores, convenience stores, mass merchants and dollar stores.

Prescription sales continue to become a larger portion of the company’s business.  The long-term outlook for prescription sales is strong due in part to the aging population, the introduction of lower priced generics and the continued development of innovative drugs that improve quality of life and control healthcare costs.  Certain provisions relating to Medicaid reimbursement rates for generic drugs from the Deficit Reduction Act of 2005 become effective during fiscal 2008 and are expected to reduce our reimbursement.

Front-end sales have continued to grow due to strengthening core categories, such as over-the-counter non-prescription drugs, beauty care and personal care products.  Walgreens strong name recognition continues to drive private brand sales, which are included in these core categories.

We continue to expand into new markets and increase penetration in existing markets. To support our growth, we are investing significantly in prime locations, technology and customer service initiatives.  Retail organic growth continues to be our primary growth vehicle; however, consideration is given to acquisitions that provide a unique opportunity and strategic fit for our business.

OPERATING STATISTICS

	Percentage Increases
	Three Months Ended November 30, 2007	Three Months Ended November 30, 2006
Net Sales	10.4	16.6
Net Earnings	5.5	24.9
Comparable Drugstore Sales	5.4	9.7
Prescription Sales	11.1	18.7
Comparable Drugstore Prescription Sales	5.9	11.9
Front-End Sales	9.1	12.6
Comparable Drugstore Front-End Sales	4.6	5.8
Gross Profit	9.3	19.1
Selling, General and Administrative Expenses	9.5	18.0

	Percent to Sales
	Three Months Ended November 30, 2007	Three Months Ended November 30, 2006
Gross Margin	27.9	28.1
Selling, General and Administrative Expenses	22.7	22.8

	Other Statistics
	Three Months Ended November 30, 2007	Three Months Ended November 30, 2006
Prescription Sales as a % of Net Sales	66.1	65.7
Third Party Sales as a % of Total Prescription Sales	95.1	94.6
Total Number of Prescriptions (in millions)	151.0	140.9
Total Number of Locations	6,139	5,580

RESULTS OF OPERATIONS

Net earnings for the first quarter of fiscal 2007 were $455.5 million or $.46 per share (diluted).  This was a 5.5% increase in net earnings over last year.  Net earnings increases resulted from improved sales and lower expense ratios, partially offset by lower gross margin rates.

Net sales for the quarter ended November 30, 2007 increased by 10.4% to $14.0 billion.  Drugstore sales increases resulted from sales gains in existing stores and added sales from new stores, each of which include an indeterminate amount of market-driven price changes.  Sales in comparable drugstores were up 5.4% for the quarter.  Comparable drugstores are defined as those that have been open for at least twelve consecutive months without closure for seven or more consecutive days and without a major remodel or a natural disaster in the past twelve months.  Relocated and acquired stores are not included as comparable stores for the first twelve months after the relocation or acquisition.  We operated 6,139 stores as of November 30, 2007, compared to 5,580 a year earlier.

Prescription sales increased 11.1% for the first quarter and were 66.1% of total sales for the first quarter this fiscal year versus 65.7% for the same period a year ago.  Comparable drugstore prescription sales were up 5.9%.  The effect of generic drugs, which have a lower retail price, replacing brand name drugs reduced prescription sales by 4.2% in the first quarter versus 2.7% for the same period a year ago.  Third party sales, where reimbursement is received from managed care organizations as well as government and private insurance, were 95.1% of prescription sales compared to 94.6% a year ago.  The total number of prescriptions filled for the first quarter was approximately 151.0 million compared to 140.9 million for the same period last year.

Front-end sales increased 9.1% for the first quarter and were 33.9% of total sales compared to 34.3% last year.  The increase is due in part to non-prescription drugs, convenience foods and beauty care items.  Comparable front-end sales were up 4.6% this year and 5.8% last year.

Gross margins as a percent of total sales were 27.9% in the quarter compared to 28.1% last year.  The decline was caused by lower front-end margins, as a result of a shift in sales mix to lower margin items.  In addition, gross margins declined due to the continuing shift in sales mix toward our prescription businesses, which carry lower margins than front-end merchandise.  This was partially offset by an overall improvement in pharmacy margins, which were positively influenced by generic drug sales, but negatively influenced by our acquisition of Option Care, Inc.

Gross profit increased 9.3% in this year’s first quarter versus 19.1% last year.  The change from the prior year is due to lower sales growth in comparison to last year’s quarter and lower gross profit contribution from generic versions of the name brand drugs Zocor and Zoloft.

We use the LIFO method of inventory valuation, which can only be determined annually when inflation rates and inventory levels are finalized; therefore, LIFO inventory costs for interim financial statements are estimated.  Cost of sales for the November quarter included a LIFO provision of $26.9 million ($.01 per share, diluted) versus $27.4 million ($.01 per share, diluted) for the same period a year ago.

Selling, general and administrative expenses were 22.7% of sales in the quarter compared to 22.8% a year ago.  The decrease was principally due to lower provisions for legal matters and lower insurance and store closing costs as a percentage of sales.  This was partially offset by higher store level expenses and salaries as a percentage of sales.  In addition, the impact of the introduction of new generic drugs, which tempers the rate of sales growth, continues to adversely affect expense ratios.

Selling, general and administrative expense increased 9.5% in this year’s first quarter versus 18.0% last year due to store level salaries.  Although store level salaries increased at a faster rate than sales, the rate of growth was lower than the prior year.  Lower legal expenses, insurance and store closing costs also contributed to the improvement.

Interest income, net of interest expense, was $0.4 million as of November 30, 2007, compared to $10.6 million a year ago.  Interest income was $2.5 million as of November 30, 2007, compared to $10.6 million last year.  Interest expense, net of $6.6 million capitalized as a part of significant construction projects, was $2.1 million as of November 30, 2007.  As of November 30, 2006 all $1.0 million of interest expense was capitalized as a part of significant construction projects.

The effective tax rate was 37.4% for the first quarter this fiscal year as compared to 36.8% for the same period last year.  The increase is due to additional provisions for state tax matters and other permanent items.

CRITICAL ACCOUNTING POLICIES

The consolidated condensed financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and include amounts based on management's prudent judgments and estimates.  Actual results may differ from these estimates.  Management believes that any reasonable deviation from those judgments and estimates would not have a material impact on our consolidated financial position or results of operations.  To the extent that the estimates used differ from actual results, however, adjustments to the statement of earnings and corresponding balance sheet accounts would be necessary.  These adjustments would be made in future statements.  For a complete discussion of all our significant accounting policies please see our 2007 annual report on Form 10-K.  Some of the more significant estimates include goodwill and other intangible asset impairment, allowance for doubtful accounts, vendor allowances, liability for closed locations, liability for insurance claims and cost of sales.  We use the following methods to determine our estimates:

Goodwill and other intangible asset impairment -

Goodwill and other indefinite-lived intangible assets are not amortized, but are evaluated for impairment annually or whenever events or changes in circumstances indicate that the value of a certain asset may be impaired.  The process of evaluating goodwill for impairment involves the determination of fair value.  Inherent in such fair value determinations are certain judgments and estimates, including the interpretation of economic indicators and market valuations and assumptions about our business plans.  We have not made any material changes to the method of evaluating goodwill and intangible asset impairments during the last three years.  Based on current knowledge, we do not believe there is a reasonable likelihood that there will be a material change in the estimate or assumptions used to determine impairment.

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

Vendor allowances -

Vendor allowances are principally received as a result of purchase levels, sales or promotion of vendors' products.   Allowances are generally recorded as a reduction of inventory and are recognized as a reduction of cost of sales when the related merchandise is sold.  Those allowances received for promoting vendors' products are offset against advertising expense and result in a reduction of selling, general and administrative expenses to the extent of advertising incurred, with the excess treated as a reduction of inventory costs.  We have not made any material changes to the method of estimating our vendor allowances during the last three years.  Based on current knowledge, we do not believe there is a reasonable likelihood that there will be a material change in the estimate or assumptions used to determine vendor allowances.

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

Liability for insurance claims -

The liability for insurance claims is recorded based on estimates for claims incurred.  The provisions are estimated in part by considering historical claims experience, demographic factors and other actuarial assumptions and are not discounted.  We have not made any material changes to the method of estimating our liability for insurance claims during the last three years.  Based on current knowledge, we do not believe there is a reasonable likelihood that there will be a material change in the estimate or assumptions used to determine the liability.

Cost of sales -

Drugstore cost of sales is derived based on point-of-sale scanning information with an estimate for shrinkage and adjusted based on periodic inventories.  Inventories are valued at the lower of cost or market determined by the LIFO method.  We have not made any material changes to the method of estimating cost of sales during the last three years.  Based on current knowledge, we do not believe there is a reasonable likelihood that there will be a material change in the estimate or assumptions used to determine cost of sales.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $295.1 million at November 30, 2007, compared to $669.7 million at November 30, 2006.  Short-term investment objectives are to minimize risk, maintain liquidity and maximize after-tax yields.  To attain these objectives, investment limits are placed on the amount, type and issuer of securities.  Investments are principally in top-tier money market funds and commercial paper.

Net cash provided by operating activities for the first quarter was $390.3 million compared to $500.2 million a year ago.  Higher net earnings and improved inventory levels were offset by a decrease in accounts payable.  The decrease in accounts payable is primarily attributed to the loss of the UnitedHealth Group’s Ovations unit contract in our pharmacy benefit management business as of December 31, 2006.  Cash provided by operations is the principal source of funds for expansion, acquisitions, remodeling programs, dividends to shareholders and stock repurchases.  In fiscal 2008, we supplemented cash provided by operations with short-term borrowings.

Net cash used for investing activities was $531.3 million versus $118.3 million last year.  We did not engage in auction rate security sales or purchases in the current year.  Auction rate security sales exceeded the purchases of such securities by $319.9 million a year ago.

Additions to property and equipment were $490.4 million compared to $418.2 million last year.  In total, there were 169 new or relocated stores (net 142) added during the first quarter.  This compares to 143 (net 119) in the same period last year.  New stores are owned or leased.  There were 53 owned locations added during the first quarter and 60 under construction at November 30, 2007 versus 47 owned locations added and 54 under construction as of November 30, 2006.

Capital expenditures for fiscal 2008 are expected to be more than $2.0 billion, excluding business acquisitions.  We expect to open 550 new stores in fiscal 2008, with a net increase of more than 475 stores and anticipate having a total of more than 7,000 locations in 2010. We are continuing to relocate stores to more convenient and profitable freestanding locations.  In addition to new stores, expenditures are planned for distribution centers and technology.  A new distribution center in Windsor, Connecticut is anticipated to open in fiscal 2009.

Net cash provided by financing activities was $181.3 million compared to net cash used for financing activities of $632.1 million last year.  Net proceeds from short-term borrowings during the period were $316.5 million.  Shares totaling $78.4 million were purchased to support the needs of the employee stock plans during the current period as compared to $90.7 million a year ago.  Included in the prior year was $343.2 million of company shares for the 2004 stock repurchase program.  In the first quarter, we had proceeds related to employee stock plans of $68.4 million versus $83.7 million for the same period last year.  Cash dividends paid were $94.2 million during the quarter versus $78.2 million for the same period a year ago.  A $213.9 million wire transfer made on August 31, 2006, was not accepted by our disbursement bank until September 1, resulting in a bank overdraft at fiscal year-end and subsequent repayment on September 1. On January 10, 2007, a new stock repurchase program (“2007 repurchase program”) of up to $1 billion was announced to be executed over four years.  No repurchases were made during the current quarter and we do not anticipate executing stock repurchases under the 2007 repurchase program while having short-term debt outstanding.  We will continue to repurchase shares to support the needs of the employee stock plans.

We had $1.167 billion of commercial paper outstanding at a weighted average interest rate of 4.57% at November 30, 2007.  In connection with our commercial paper program, we maintain two unsecured backup syndicated lines of credit that total $1.2 billion.  The first $600 million facility expires on August 12, 2008, the second on August 12, 2012.  Our ability to access these facilities is subject to our compliance with the terms and conditions of the credit facilities, including financial covenants.  The covenants require us to maintain certain financial ratios related to minimum net worth and priority debt, along with limitations on the sale of assets and purchases of investments.  As of November 30, 2007 we were in compliance with all such covenants.  On October 12, 2007, we entered into an additional $100 million unsecured line of credit facility that expires on December 31, 2007.  On November 30, 2007 this credit facility was amended and increased to include an additional $200 million, for a total of $300 million unsecured credit.  This line of credit is subject to similar covenants as the syndicated lines of credit.  The company pays a facility fee to the financing bank to keep this line of credit facility active.  As of November 30, 2007, there have been no borrowings against the credit facilities. We do not expect any borrowings under these facilities, together with our outstanding commercial paper, to exceed $1.5 billion.

Our credit ratings as of November 30, 2007, were as follows:

Rating Agency	Long-Term Debt Rating	Outlook	Commercial Paper Rating	Outlook
Moody's	Aa3	Negative	P-1	Stable
Standard & Poor's	A+	Stable	A-1	Stable

In assessing our credit strength, both Moody's and Standard & Poor's consider our business model, capital structure, financial policies and financial statements.  Our credit ratings impact our future borrowing costs, access to capital markets and operating lease costs.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The following table lists our contractual obligations and commitments as of November 30, 2007:
	Payments Due by Period (In Millions)
	Total	Less than 1 Year	1-3 Years	3-5 Years	Over 5 Years
Operating leases (1)	$29,696.6	$1,653.5	$3,482.2	$3,405.3	$21,155.6
Purchase obligations (2):
Open inventory purchase orders	1,269.0	1,269.0	-	-	-
Real estate development	1,023.9	1,020.7	3.2	-	-
Other corporate obligations	715.3	347.7	293.3	39.0	35.3
Insurance*	491.2	153.2	153.1	89.5	95.4
Retiree health*	376.8	8.7	21.2	26.2	320.7
Closed location obligations*	62.4	17.0	19.6	11.1	14.7
Capital lease obligations *(1)	39.4	1.2	2.3	2.7	33.2
Other long-term liabilities reflected on the balance sheet*	596.1	52.2	86.3	78.5	379.1
Total	$34,270.7	$4,523.2	$4,061.2	$3,652.3	$22,034.0
*Recorded on balance sheet.

(1)
Amounts for operating leases and capital leases do not include certain operating expenses under the leases such as common area maintenance, insurance and real estate taxes.  These expenses for the company's most recent fiscal year were $255.6 million.

(2)	The purchase obligations include agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including open purchase orders.

OFF-BALANCE SHEET ARRANGEMENTS

Letters of credit are issued to support purchase obligations and commitments (as reflected on the Contractual Obligations and Commitments table) as follows (In Millions):

Inventory obligations	$60.3
Real estate development	13.1
Insurance	276.7
Other	6.2
Total	$356.3

We have no other off-balance sheet arrangements other than those disclosed on the Contractual Obligations and Commitments table and a credit agreement guaranty on behalf of SureScripts, LLC.  This agreement is described more fully in Note 6 in the Notes to Consolidated Condensed Financial Statements.

Both on-balance sheet and off-balance sheet financing are considered when targeting debt to equity ratios to balance the interests of equity and debt (including real estate) investors.  This balance allows us to lower our cost of capital while maintaining a prudent level of financial risk.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.”  This statement gives entities the option to carry most financial assets and liabilities as fair value, with changes in fair value recorded in earnings.  We are currently evaluating whether we intend to adopt this voluntary statement, which would be effective first quarter of fiscal 2009.

In June 2007, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.”  EITF 06-11 states that an entity should recognize a realized tax benefit associated with dividends on certain nonvested equity shares and options and an increase in additional paid-in capital.  The benefit should be included in the pool of excess tax benefits available to absorb potential future tax liabilities.  This issue should be applied prospectively for share-based awards declared beginning in fiscal 2009.  The company does not expect the adoption of EITF 06-11 to have a material impact on its consolidated financial position or results of operations.

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

Forward-looking statements may involve risks and uncertainties, known or unknown to the company, which could cause results to differ materially from management expectations as projected in such forward-looking statements.  A discussion of important factors relating to forward-looking statements is set forth in the company’s documents filed with the Securities and Exchange Commission, including its Form 10-K for the period ended August 31, 2007.  Unless otherwise required by applicable securities laws, the company assumes no obligation to update its forward-looking statements to reflect subsequent events or circumstances.

Item 3.  Qualitative and Quantitative Disclosure about Market Risk

Management does not believe that there is any material market risk exposure with respect to derivative or other financial instruments that would require disclosure under this item.

Item 4.  Controls and Procedures

Based on their evaluation as of November 30, 2007, pursuant to Exchange Act Rule 13a-15(b), the company's management, including its Chief Executive Officer and Chief Financial Officer, believe the company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e)) are effective.

In connection with the evaluation pursuant to Exchange Act Rule 13a-15(d) of the company's internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) by the company's management, including its Chief Executive Officer and Chief Financial Officer, no changes during the quarter ended November 30, 2007 were identified that have materially affected, or are reasonably likely to materially affect, the company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)
The following table provides information about purchases by the company during the quarter ended November 30, 2007 of equity securities that are registered by the company pursuant to Section 12 of the Exchange Act:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
9/1/2007 - 9/30/2007	-	-	-	$655,123,821
10/1/2007 - 10/31/2007	1,000,000	$39.0701060	-	$655,123,821
11/1/2007 -11/30/2007	1,000,000	$39.2898540	-	$655,123,821
Total	2,000,000	$39.1799800	-	$655,123,821

(1)
The company repurchased an aggregate of 2,000,000 shares of its common stock in open-market transactions to satisfy the requirements of the company's employee stock purchase and option plans, as well as the company's Nonemployee Director Stock Plan.

(2)
On January 10, 2007, the Board of Directors approved a stock repurchase program ("2007 repurchase program"), pursuant to which up to $1 billion of the company's common stock may be purchased prior to the expiration date of the program on January 20, 2011.  This program was announced in the company's report on Form 8-K, which was filed on January 11, 2007.  The total remaining authorization under the repurchase program as $655,123,821 as of November 30, 2007.

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

10.	(a) Walgreen Co. Section 162(m) Deferred Compensation Plan Amendment No. 2 (effective January 1, 2008) adopted on October 9, 2007.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WALGREEN CO.
(Registrant)

Dated: December 27, 2007	/s/ W.M. Rudolphsen
W.M. Rudolphsen
Senior Vice President
(Chief Financial Officer)

Dated: December 27, 2007	/s/ M.M. Scholz
M.M. Scholz
Controller
(Chief Accounting Officer)