Form 10-Q
period 2008-02-29
WALGREEN CO
filed 2008-04-01
CIK 104207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED FEBRUARY 29, 2008

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
Yes ☐ No ☑

The number of shares outstanding of the registrant's Common Stock, $.078125 par value, as of February 29, 2008 was 990,456,930.

WALGREEN CO.

FORM 10-Q FOR THE QUARTER ENDED FEBRUARY 29, 2008

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
Page Reference

PART II.  OTHER INFORMATION

PART 1.  FINANCIAL INFORMATION

Item 1. WALGREEN CO. AND SUBSIDIARIES CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

The consolidated condensed financial statements included herein have been prepared by the company pursuant to the rules and regulations of the Securities and Exchange Commission.  The Consolidated Condensed Balance Sheets as of February 29, 2008, August 31, 2007 and February 28, 2007, the Consolidated Condensed Statements of Earnings for the three and six months ended February 29, 2008 and February 28, 2007, and the Consolidated Condensed Statements of Cash Flows for the six months ended February 29, 2008 and February 28, 2007, have been prepared without audit.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the company believes that the disclosures are adequate to make the information presented not misleading.  It is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the company's latest annual report on Form 10-K.

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

WALGREEN CO. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(UNAUDITED)
(In Millions, except shares and per share amounts)

	February 29,	August 31,	February 28,
	2008	2007	2007
Assets
Current Assets:
Cash and cash equivalents	$255.3	$254.8	$694.2
Short-term investments - available for sale	-	-	263.9
Accounts receivable, net	2,339.9	2,236.5	1,979.1
Inventories	7,327.7	6,790.5	6,531.3
Other current assets	220.3	228.7	225.4
Total Current Assets	10,143.2	9,510.5	9,693.9
Non-Current Assets:
Property and equipment, at cost, less accumulated depreciation and amortization of $3,009.9 at February 29, 2008, $2,776.6 at August 31, 2007 and $2,555.2 at February 28, 2007	8,941.4	8,199.9	7,451.7
Goodwill	1,079.3	1,060.2	167.6
Other non-current assets	584.4	543.0	355.7
Total Non-Current Assets	10,605.1	9,803.1	7,975.0
Total Assets	$20,748.3	$19,313.6	$17,668.9
Liabilities & Shareholders' Equity
Current Liabilities:
Short-term borrowings	$727.8	$878.5	$-
Trade accounts payable	4,185.3	3,733.3	3,883.5
Accrued expenses and other liabilities	2,095.6	2,104.4	1,723.1
Income taxes	221.8	28.1	209.0
Total Current Liabilities	7,230.5	6,744.3	5,815.6
Non-Current Liabilities:
Deferred income taxes	77.7	158.2	87.3
Other non-current liabilities	1,376.8	1,306.8	1,199.7
Total Non-Current Liabilities	1,454.5	1,465.0	1,287.0
Shareholders' Equity:
Preferred stock $.0625 par value; authorized 32 million shares, none issued	-	-	-
Common stock $.078125 par value; authorized 3.2 billion shares; issued 1,025,400,000 at February 29, 2008, August 31, 2007 and February 28, 2007	80.1	80.1	80.1
Paid-in capital	572.6	558.8	563.3
Employee stock loan receivable	(54.5)	(51.6)	(66.4)
Retained earnings	12,981.8	12,026.8	11,240.3
Accumulated other comprehensive loss	(4.2)	(3.9)	-
Treasury stock, at cost; 34,943,070 shares at February 29, 2008, 34,258,643 at August 31, 2007 and 28,621,844 at February 28, 2007	(1,512.5)	(1,505.9)	(1,251.0)
Total Shareholders' Equity	12,063.3	11,104.3	10,566.3
Total Liabilities & Shareholders' Equity	$20,748.3	$19,313.6	$17,668.9

The accompanying Notes to Consolidated Condensed Financial
Statements are an integral part of these Statements.

WALGREEN CO. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
(UNAUDITED)
(In Millions, except per share amounts)

	Three Months Ended		Six Months Ended
	February 29,	February 28,	February 29,	February 28,
	2008	2007	2008	2007

Net sales	$15,393.6	$13,933.7	$29,421.5	$26,642.2

Costs and Deductions:
Cost of sales	10,957.4	9,897.9	21,071.6	19,030.8
Selling, general and administrative expenses	3,348.0	3,015.3	6,533.9	5,919.0
	14,305.4	12,913.2	27,605.5	24,949.8

Interest (expense) income, net	(2.5)	10.2	(2.1)	20.8

Earnings before income tax provision	1,085.7	1,030.7	1,813.9	1,713.2
Income tax provision	399.8	378.8	672.5	629.6
Net earnings	$685.9	$651.9	$1,141.4	$1,083.6
Net earnings per common share:
Basic	$.69	$.65	$1.15	$1.08
Diluted	$.69	$.65	$1.15	$1.07

Dividends declared	$.0950	$.0775	$.1900	$.1550

Average shares outstanding	991.1	999.6	991.2	1,002.7
Dilutive effect of stock options	3.9	7.6	5.6	7.9
Average shares outstanding assuming dilution	995.0	1,007.2	996.8	1,010.6

The accompanying Notes to Consolidated Condensed Financial
Statements are an integral part of these Statements.

WALGREEN CO. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In Millions)

	Six Months Ended
	February 29,	February 28,
	2008	2007

Cash flows from operating activities:
Net earnings	$1,141.4	$1,083.6
Adjustments to reconcile net earnings to net cash provided by operating activities -
Depreciation and amortization	396.9	318.7
Deferred income taxes	(105.8)	(45.8)
Stock compensation expense	44.6	49.8
Income tax savings from employee stock plans	0.7	3.3
Other	5.0	(0.7)
Changes in operating assets and liabilities -
Accounts receivable, net	(251.9)	81.7
Inventories	(498.4)	(480.9)
Other assets	0.1	(0.8)
Trade accounts payable	452.0	58.3
Accrued expenses and other liabilities	(70.4)	25.8
Income taxes	364.1	206.3
Other non-current liabilities	27.8	69.7
Net cash provided by operating activities	1,506.1	1,369.0

Cash flows from investing activities:
Purchases of short-term investments - available for sale	-	(4,170.0)
Proceeds from sale of short-term investments - available for sale	-	4,329.2
Additions to property and equipment	(1,042.9)	(818.0)
Proceeds from sale of assets	10.3	19.3
Business and intangible asset acquisitions, net of cash received	(89.7)	(46.3)
Net proceeds from corporate-owned life insurance policies	1.7	-
Net cash used for investing activities	(1,120.6)	(685.8)

Cash flows from financing activities:
Net proceeds from short-term borrowings	(122.2)	-
Payments of debt	(28.5)	-
Stock purchases	(147.7)	(673.1)
Proceeds related to employee stock plans	106.4	144.1
Cash dividends paid	(188.4)	(155.9)
Bank overdrafts	-	(213.9)
Other	(4.6)	(10.1)
Net cash used for financing activities	(385.0)	(908.9)

Changes in cash and cash equivalents:
Net increase (decrease) in cash and cash equivalents	0.5	(225.7)
Cash and cash equivalents at beginning of year	254.8	919.9
Cash and cash equivalents at end of period	$255.3	$694.2

The accompanying Notes to Consolidated Condensed Financial
Statements are an integral part of these Statements.

WALGREEN CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(1) The consolidated condensed financial statements include the accounts of the company and its subsidiaries.  All intercompany transactions have been eliminated.  The consolidated condensed financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and include amounts based on management’s prudent judgments and estimates.  Actual results may differ from these estimates.  For a complete discussion of all our significant accounting policies please see our 2007 annual report on Form 10-K.

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

The balance sheet reflects the reclassification of goodwill from other non-current assets.  The cash flow statement contains reclassifications of previously condensed lines within the operating activities section.

(2) Inventories are valued on a lower of last-in, first-out (LIFO) cost or market basis.  At February 29, 2008, August 31, 2007 and February 28, 2007, inventories would have been greater by $1,026.3 million, $968.8 million and $940.3 million respectively, if they had been valued on a lower of first-in, first-out (FIFO) cost or market basis.  LIFO inventory costs can only be determined annually when inflation rates and inventory levels are finalized; therefore, LIFO inventory costs for interim financial statements are estimated. Inventory includes product cost, inbound freight, warehousing costs and vendor allowances not included as a reduction of advertising expense.

(3) The principal retirement plan for employees is the Walgreen Profit-Sharing Retirement Trust to which both the company and participating employees contribute.  The company's contribution, which is determined annually at the discretion of the Board of Directors, has historically related to pre-tax income.  The profit-sharing provision was $96.6 million for the second quarter and $161.4 million for the six month period of this fiscal year.  This compares to $91.7 million and $152.4 million for the same periods last year.  The company’s contributions, which are made annually in the second quarter, were $261.1 million during the current quarter.  This compares to $253.0 million for the prior year.

(4) Total stock-based compensation expense was $13.3 million for the quarter ended February 29, 2008 and $44.6 million for the six month period compared to $15.3 million and $49.8 million for the comparable periods last year.  In accordance with Statement of Financial Accounting Standards (SFAS) No. 123(R), compensation expense is recognized on a straight-line basis over the employee's vesting period or to the employee's retirement eligible date, if earlier.  There was no fully recognized retiree eligible expense recorded in the current quarter and $16.0 million recorded for the first six months.  This compares to fully recognized retiree eligible expense of $1.3 million and $15.1 million for the quarter and six months ended February 28, 2007.  Therefore, the compensation expense for the quarter and six month periods are not representative of the compensation expense for the entire fiscal year.  There were no significant grants in the current or prior year’s quarter.  There have been no material changes in the assumptions used to compute compensation expense during the current quarter or year.

(5) The company provides certain health insurance benefits for retired employees who meet eligibility requirements, including age, years of service and date of hire.  The costs of these benefits are accrued over the period earned. The company's postretirement health benefit plans are not funded.

	Three Months Ended		Six Months Ended
Components of Net Periodic Benefit Costs	February 29,	February 28,	February 29,	February 28,
(In Millions)	2008	2007	2008	2007
Service cost	$3.5	$3.4	$7.0	$6.8
Interest cost	5.9	5.5	11.8	11.0
Amortization of actuarial loss	1.4	1.4	2.8	2.8
Amortization of prior service cost	(1.1)	(1.1)	(2.2)	(2.1)
Total postretirement benefit cost	$9.7	$9.2	$19.4	$18.5

(6) The company guarantees a credit agreement on behalf of SureScripts, LLC which provides electronic prescription data services.  This credit agreement, for which SureScripts, LLC is primarily liable, has an expiration date of February 16, 2010.  The liability was $7.3 million at February 29, 2008, $3.3 at August 31, 2007 and $2.0 million at February 28, 2007.  The maximum amount of future payments that could be required to be paid under the guaranty is $25.0 million, of which $12.5 million may be recoverable from another guarantor.

(7) We adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109, effective September 1, 2007.  FIN No. 48 provides guidance regarding the recognition, measurement, presentation and disclosure in the financial statements of tax positions taken or expected to be taken on a tax return, including the decision whether to file or not to file in a particular jurisdiction.  The adoption of FIN No. 48 resulted in the reclassification of $55.4 million of certain tax liabilities from current to long-term and a $1.9 million decrease in our liability for unrecognized tax benefits, which was accounted for as an increase to the August 31, 2007 retained earnings balance.

At September 1, 2007, our total liability for unrecognized tax benefits, after the adoption of FIN No. 48, was $55.4 million, of which $22.7 million represented tax benefits that, if recognized, would favorably impact the effective tax rate.  Our liability for unrecognized tax benefits was $58.1 million at February 29, 2008, of which $26.4 million represented tax benefits that, if recognized, would favorably impact the effective tax rate.

We recognize interest and penalties in income tax provision in our consolidated statements of earnings.  At September 1, 2007 and February 29, 2008, we had accrued interest and penalties of $7.6 million and $12.1 million, respectively.

We file a consolidated U.S. federal income tax return, as well as income tax returns in various states.  With few exceptions, we are no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before fiscal 2003. During the second quarter, we reached an agreement with the Internal Revenue Service on fiscal years 2004 and 2005 resulting in a $7.4 million refund primarily arising from the carry back of foreign tax credits.

It is reasonably possible that the amount of the unrecognized tax benefit with respect to certain unrecognized tax positions will increase or decrease during the next 12 months; however, we do not expect the change to have a material effect on our results of operations or our financial position.

The September 1, 2007 amounts above have been modified from those previously reported as a result of a clarification on the disclosure of unrecognized tax benefits and interest and penalties.  There was no impact to the consolidated condensed Balance Sheets, Statements of Earnings or Statements of Cash Flows and the impact to our disclosure was immaterial.

(8) The dilutive effect of outstanding stock options on earnings per share is calculated using the treasury stock method.  Stock options are anti-dilutive and excluded from the earnings per share calculation if the exercise price exceeds the average market price of the common shares for the periods presented.  At February 29, 2008 and February 28, 2007, 12,880,046 and 6,952,844 outstanding options to purchase common shares were excluded from the calculation.

(9) In fiscal 2008, the company issued commercial paper to support working capital needs.  The short-term debt under the commercial paper program was as follows (dollars in millions):

	February 29, 2008	February 28, 2007
Balance outstanding	$727.8	-
Maximum outstanding at any month-end	1,166.5	-
Average daily short-term borrowings	783.0	-
Weighted-average interest rate	2.99%	-%

In connection with our commercial paper program, we maintain two unsecured backup syndicated lines of credit that total $1.2 billion.  The first $600 million facility expires on August 12, 2008, the second on August 12, 2012.  Our ability to access these facilities is subject to our compliance with the terms and conditions of the credit facilities, including financial covenants.  The covenants require us to maintain certain financial ratios related to minimum net worth and priority debt, along with limitations on the sale of assets and purchases of investments.  As of February 29, 2008 we were in compliance with all such covenants.  On October 12, 2007, we entered into an additional $100 million unsecured line of credit facility and on November 30, 2007 this credit facility was amended and increased to include an additional $200 million, for a total of $300 million unsecured credit.  This line of credit is subject to similar covenants as the syndicated lines of credit.  The company pays a facility fee to the financing bank to keep this line of credit facility active.  This facility expired as of December 31, 2007.  As of February 29, 2008, there have been no borrowings against the credit facilities.

(10) Non-cash transactions for the first six months ended February 29, 2008 and February 28, 2007 include $69.1 million and $1.8 million, respectively in accrued liabilities related to the purchase of property and equipment.

(11)  On March 14, 2008 we entered into an agreement and plan of merger with I-trax, Inc. (“I-trax”), to acquire all of the outstanding shares of I-trax at a price per share equal to $5.40 per common share and $54.00 plus accrued and unpaid dividends per share of preferred stock.  We expect to pay $278 million in cash including the assumption of $18.3 million in net debt for this transaction.  I-trax provides worksite health services, including primary and acute care, wellness, pharmacy and disease management services and health and fitness programming.  Also on March 14, 2008 we entered into an agreement to acquire Whole Health Management, a privately held company that provides primary care, urgent care, wellness programs, heath coaching and occupational health services through worksite health centers.  Both agreements are expected to close within 60 days and are subject to regulatory approvals and other customary conditions.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

INTRODUCTION

Walgreens is principally a retail drugstore chain that sells prescription and non-prescription drugs and general merchandise.  General merchandise includes, among other things, beauty care, personal care, household items, candy, photofinishing, greeting cards, seasonal items and convenience food.  Customers can have prescriptions filled at the drugstore counter, as well as through the mail, by telephone and via the Internet.  As of February 29, 2008, we operated 6,237 locations (including two mail service facilities, 89 home care facilities and 12 specialty pharmacies) located in 49 states and Puerto Rico.  The total location count of 6,237 does not include the 146 convenient care clinics operated by Take Care Health Systems, Inc.

The drugstore industry is highly competitive.  In addition to other drugstore chains, independent drugstores and mail order prescription providers, we also compete with various other retailers including grocery stores, convenience stores, mass merchants and dollar stores.

Prescription sales continue to become a larger portion of the company’s business.  The long-term outlook for prescription sales is strong due in part to the aging population, the introduction of lower priced generics and the continued development of innovative drugs that improve quality of life and control healthcare costs.  Certain provisions relating to Medicaid reimbursement rates for generic drugs from the Deficit Reduction Act of 2005 may become effective during fiscal 2008 and are expected to reduce our reimbursement.

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

OPERATING STATISTICS

	Percentage Increases
	Three Months Ended		Six Months Ended
	February 29,	February 28,	February 29,	February 28,
	2008	2007	2008	2007
Net Sales	10.5	14.6	10.4	15.5
Net Earnings	5.2	24.5	5.3	24.7
Comparable Drugstore Sales	4.7	8.9	5.1	9.3
Prescription Sales	11.1	16.4	11.1	17.5
Comparable Drugstore Prescription Sales	5.2	10.9	5.5	11.4
Front-End Sales	9.4	13.0	9.3	12.8
Comparable Drugstore Front-End Sales	4.0	5.7	4.3	5.7
Gross Profit	9.9	16.7	9.7	17.8
Selling, General and Administrative Expenses	11.0	14.3	10.4	16.1

	Percent to Sales
	Three Months Ended		Six Months Ended
	February 29,	February 28,	February 29,	February 28,
	2008	2007	2008	2007
Gross Margin	28.8	29.0	28.4	28.6
Selling, General and Administrative Expenses	21.7	21.6	22.2	22.2

	Other Statistics
	Three Months Ended		Six Months Ended
	February 29,	February 28,	February 29,	February 28,
	2008	2007	2008	2007
Prescription Sales as a % of Net Sales	62.8	62.4	64.4	64.0
Third Party Sales as a % of Total Prescription Sales	95.1	94.7	95.1	94.7
Total Number of Prescriptions (in millions)	157.4	147.0	308.4	287.9
Total Number of Locations			6,237	5,641

RESULTS OF OPERATIONS

Net earnings for the second quarter ended February 29, 2008 were $685.9 million or $0.69 per share (diluted).  This was a 5.2% increase in net earnings over the second quarter last year.  The net earnings increase resulted from improved sales which were partially offset by lower gross margin rates and higher expense ratios.  Net earnings for the six months increased 5.3% to $1.141 billion or $1.15 per share (diluted) primarily attributed to improved sales partially offset by lower gross margin rates.

Net sales for the second quarter increased by 10.5% to $15.4 billion, and rose by 10.4% to $29.4 billion for the first six months.  Drugstore sales increases resulted from sales gains in existing stores and added sales from new stores, each of which include an indeterminate amount of market-driven price changes.  Sales in comparable drugstores were up 4.7% for the quarter and 5.1% for the six month period.  Comparable drugstores are defined as those that have been open for at least twelve consecutive months without closure for seven or more consecutive days and without a major remodel or a natural disaster in the past twelve months.  This year’s sales benefited from one extra day versus last year because of leap year.  Relocated and acquired stores are not included as comparable stores for the first twelve months after the relocation or acquisition.  We operated 6,237 locations as of February 29, 2008, compared to 5,641 a year earlier.

Prescription sales increased 11.1% for both the current quarter and first six months and represented 62.8% and 64.4% of total sales, respectively.  In the prior year, prescription sales increased 16.4% and 17.5% for the quarter and year to date, respectively, and comprised 62.4% and 64.0% of total sales.  Comparable drugstore prescription sales were up 5.2% in the current quarter and 5.5% for the six month period.  The effect of generic drugs, which have a lower retail price, replacing brand name drugs reduced prescription sales by 4.4% in the current quarter and 4.3% for the six month period versus 3.6% and 3.2% for the same periods last year.  Third party sales, where reimbursement is received from managed care organizations as well as government and private insurance, were 95.1% of prescription sales compared to 94.7% a year ago.  The total number of prescriptions filled for the second quarter was approximately 157.4 million compared to 147.0 million for the same period last year.

Front-end sales increased 9.4% for the current quarter and 9.3% for the first six months and were 37.2% and 35.6% of total sales.  In comparison, prior year front end sales increased 13.0% and 12.8% and comprised 37.6% and 36.0% of total sales.  The increase is due in part to improved sales dollars related to non-prescription drugs, convenience foods and beauty care items.  Comparable front-end sales increased 4.0% in the current quarter and 4.3% for the first six months compared to 5.7% in both periods last year.

Gross margins as a percent of sales were 28.8% in the current quarter and 28.4% for the first six months, compared to 29.0% and 28.6% last year.  The decline was caused by lower front-end margins, as a result of a shift in sales mix to lower margin items, softer seasonal sales in December and digital photo promotions.  In addition, gross margins declined due to the continuing shift in sales mix toward our prescription businesses, which carry lower margins than front-end merchandise.  This was partially offset by an overall improvement in pharmacy margins, which were positively influenced by generic drug sales, but negatively influenced by our acquisition of Option Care, Inc.

We use the LIFO method of inventory valuation, which can only be determined annually when inflation rates and inventory levels are finalized; therefore, LIFO inventory costs for interim financial statements are estimated.  Cost of sales included a LIFO provision of $30.6 million ($.02 per share, diluted) and $57.5 million ($.03 per share, diluted) for the quarter and six month periods ended February 29, 2008, versus $13.4 million ($.01 per share, diluted) and $40.8 million ($.02 per share, diluted) for the same period a year ago.  The estimated annual inflation rate was 1.50% for the current quarter and six month period.  Last year, in the second quarter, the estimated annual inflation rate was reduced to 1.25% from 1.75%, primarily due to lower than projected prescription inflation.

Gross profit increased 9.9% in the current quarter and 9.7% for the first six months.  Last year gross profit increased 16.7% in the second quarter and 17.8% for the six month period.  The change from the prior year is due to lower sales growth in comparison to last year and lower gross profit contribution from generic versions of the name brand drugs Zocor and Zoloft.

Selling, general and administrative expenses as a percent of sales were 21.7% in the current quarter and 22.2% for the first six months compared to 21.6% and 22.2% a year ago.  Higher store level related expenses, closing costs and other miscellaneous expenses were offset by lower insurance costs and provisions for legal matters as a percentage of sales in the current quarter.  For the first six months higher store level expenses and salaries were offset by lower provisions for legal matters and lower insurance costs as a percentage of sales.

Selling, general and administrative expenses increased 11.0% in this year’s second quarter and 10.4% for the first six months, versus 14.3% and 16.1% last year due primarily to store level salaries.  Although store level salaries increased at a faster rate than sales, the rate of growth was lower than the prior year.  Lower legal expenses and insurance also contributed to the improvement.  Partially offsetting these improvements were higher store level expenses.

Interest was a net expense of $2.5 million for the second quarter ended February 29, 2008 and $2.1 million year to date, compared to income of $10.2 million and $20.8 million last year.  The change in net interest over the prior year and quarter is attributed to the change in short term debt and investments available for sale.  Interest expense for the current quarter and year to date is net of $5.2 million and $11.8 million which was capitalized as a part of significant construction projects.  Last year we capitalized $1.0 million and $2.0 million for the quarter and year to date as a part of significant construction projects.

The effective tax rate was 36.8% for the second quarter and 37.1% for the six months period this fiscal year as compared to 36.8% for the quarter and six month periods a year ago.  The increase in the year to date effective tax rate is due to additional provisions for state tax matters.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $255.3 million at February 29, 2008, compared to $694.2 million at February 28, 2007.  Short-term investment objectives are to minimize risk, maintain liquidity and maximize after-tax yields.  To attain these objectives, investment limits are placed on the amount, type and issuer of securities.  Investments are principally in top-tier money market funds.

Net cash provided by operating activities for the six months ended February 29, 2008 was $1.506 billion compared to $1.369 billion a year ago.  Higher net earnings, increased payables and lower estimated tax payments were partially offset by a decrease in accounts receivable.  The decrease in cash from accounts receivable and the increase in cash from accounts payable are primarily attributed to the loss of the UnitedHealth Group’s Ovations unit contract in our pharmacy benefit management business as of December 31, 2006.  Cash provided by operations is the principal source of funds for expansion, acquisitions, remodeling programs, dividends to shareholders and stock repurchases.  In fiscal 2008, we supplemented cash provided by operations with short-term borrowings.

Net cash used for investing activities was $1.121 billion versus $685.8 million last year.  We did not engage in auction rate security sales or purchases in the current year.  Proceeds for the sale of auction rate security exceeded the purchases of such securities by $159.2 million a year ago.

Additions to property and equipment were $1.043 billion compared to $818.0 million last year.  In total, there were 290 new or relocated stores (net 240) added during the first six months.  This compares to 223 (net 180) in the same period last year.  New stores are owned or leased.  There were 104 owned locations added during the first six months and 70 under construction at February 29, 2008 versus 85 owned locations added and 61 under construction as of February 28, 2007.

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

Net cash used by financing activities was $385.0 million compared to $908.9 million last year.  Net proceeds from short-term borrowings during the period were $122.2 million.  Shares totaling $147.7 million were purchased to support the needs of the employee stock plans during the current period as compared to $204.9 million a year ago.  Included in the prior year was $343.2 million of company shares for the 2004 stock repurchase program.  On January 10, 2007, a new stock repurchase program (“2007 repurchase program”) of up to $1 billion was announced to be executed over four years.  Purchases of company shares relating to the 2007 repurchase program made in the prior year were $125.0 million.  No repurchases were made during the current quarter and we do not anticipate executing stock repurchases under the 2007 repurchase program while having short-term debt outstanding.  We will continue to repurchase shares to support the needs of the employee stock plans.   In the first six months of the current year, we had proceeds related to employee stock plans of $106.4 million versus $144.1 million for the same period last year.  Cash dividends paid were $188.4 million during the first six months versus $155.9 million for the same period a year ago.  A $213.9 million wire transfer made on August 31, 2006, was not accepted by our disbursement bank until September 1, resulting in a bank overdraft at fiscal year-end and subsequent repayment on September 1.

We had $727.8 million of commercial paper outstanding at a weighted average interest rate of 2.99% at February 29, 2008.  In connection with our commercial paper program, we maintain two unsecured backup syndicated lines of credit that total $1.2 billion.  The first $600 million facility expires on August 12, 2008, the second on August 12, 2012.  Our ability to access these facilities is subject to our compliance with the terms and conditions of the credit facilities, including financial covenants.  The covenants require us to maintain certain financial ratios related to minimum net worth and priority debt, along with limitations on the sale of assets and purchases of investments.  As of February 29, 2008 we were in compliance with all such covenants.  On October 12, 2007, we entered into an additional $100 million unsecured line of credit facility and on November 30, 2007 this credit facility was amended and increased to include an additional $200 million, for a total of $300 million unsecured credit.  This line of credit is subject to similar covenants as the syndicated lines of credit.  The company pays a facility fee to the financing bank to keep this line of credit facility active.  This facility expired as of December 31, 2007.  As of February 29, 2008, there have been no borrowings against the credit facilities.  We do not expect any borrowings under these facilities, together with our outstanding commercial paper, to exceed $1.2 billion.

On March 14, 2008 we entered into an agreement and plan of merger with I-trax, Inc. (“I-trax”), to acquire all of the outstanding shares of I-trax at a price per share equal to $5.40 per common share and $54.00 plus accrued and unpaid dividends per share of preferred stock.  We expect to pay $278 million in cash including the assumption of $18.3 million in net debt for this transaction.  I-trax provides worksite health services, including primary and acute care, wellness, pharmacy and disease management services and health and fitness programming.  Also on March 14, 2008 we entered into an agreement to acquire Whole Health Management, a privately held company that provides primary care, urgent care, wellness programs, heath coaching and occupational health services through worksite health centers.  Both agreements are expected to close within 60 days and are subject to regulatory approvals and other customary conditions.  We expect to fund these and future acquisitions with commercial paper and short term notes.

Our credit ratings as of February 29, 2008, were as follows:

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

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The following table lists our contractual obligations and commitments as of February 29, 2008:

	Payments Due by Period (In Millions)
	Total	Less than 1 Year	1-3 Years	3-5 Years	Over 5 Years
Operating leases (1)	$30,678.6	$1,701.3	$3,590.0	$3,514.7	$21,872.6
Purchase obligations (2):
Open inventory purchase orders	1,070.0	1,070.0	-	-	-
Real estate development	1,128.8	1,121.7	7.1	-	-
Other corporate obligations	584.0	271.0	238.5	41.1	33.4
Insurance*	481.8	155.4	147.9	86.4	92.1
Retiree health*	385.5	9.0	21.8	26.9	327.8
Closed location obligations*	70.8	17.7	20.9	12.2	20.0
Capital lease obligations *(1)	39.0	1.1	2.4	2.8	32.7
Other long-term liabilities reflected on the balance sheet*	635.4	52.5	90.9	90.9	401.1
Total	$35,073.9	$4,399.7	$4,119.5	$3,775.0	$22,779.7
* Recorded on balance sheet.
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

Insurance	$ 270.7
Inventory obligations	45.4
Real estate development	13.6
Other	8.1
Total	$ 337.8

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

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 160 “Noncontrolling Interest in Consolidated Financial Statements – an amendment of Accounting Research Bulletin (“ARB”) No. 51.  The objective of this statement is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  The statement significantly changes the accounting for transactions with minority interest holders.  This statement, which will be effective for the first quarter of fiscal 2010, is not expected to have a material impact on our consolidated financial position or results of operations.

In December 2007, the FASB issued SFAS No 141(R) “Business Combinations”.  This statement establishes principles and requirements for how the acquirer recognizes and measures identifiable assets acquired, liabilities assumed and any noncontrolling interest in a business combination.  In addition the statement provides a revised definition of a business, shifts from the purchase method to the acquisition method, expenses acquisition-related transaction costs, recognizes contingent consideration and contingent assets and liabilities at fair value and capitalizes acquired in-process research and development. This statement, which will be effective for the first quarter of fiscal 2010, will be applied prospectively to business combinations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.”  This statement defines and provides guidance when applying fair value measurements to accounting pronouncements that require or permit such measurements.  This statement and its related pronouncements, which will be effective first quarter of fiscal 2009, is not expected to have a material impact on our consolidated financial position or results of operations.

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

In June 2007, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.”  EITF 06-11 states that an entity should recognize a realized tax benefit associated with dividends on certain nonvested equity shares and options and an increase in additional paid-in capital.  The benefit should be included in the pool of excess tax benefits available to absorb potential future tax liabilities.  This issue should be applied prospectively for share-based awards declared beginning in fiscal 2009.  The company does not expect the adoption of EITF 06-11 to have a material impact on its consolidated financial position or results of operations.

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

Item 4.  CONTROLS AND PROCEDURES

Based on their evaluation as of February 29, 2008, pursuant to Exchange Act Rule 13a-15(b), the company's management, including its Chief Executive Officer and Chief Financial Officer, believe the company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e)) are effective.

In connection with the evaluation pursuant to Exchange Act Rule 13a-15(d) of the company's internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) by the company's management, including its Chief Executive Officer and Chief Financial Officer, no changes during the quarter ended February 29, 2008 were identified that have materially affected, or are reasonably likely to materially affect, the company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)
The following table provides information about purchases by the company during the quarter ended February 29, 2008 of equity securities that are registered by the company pursuant to Section 12 of the Exchange Act:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
12/1/2007 - 12/31/2007	-	-	-	$655,123,821
1/1/2008 - 1/31/2008	1,000,000	$33.8264420	-	$655,123,821
2/1/2008 - 2/29/2008	1,000,000	$35.5286510	-	$655,123,821
Total	2,000,000	$34.6775465	-	$655,123,821

(1)
The company repurchased an aggregate of 2,000,000 shares of its common stock in open-market transactions to satisfy the requirements of the company's employee stock purchase and option plans, as well as the company's Nonemployee Director Stock Plan.

(2)
On January 10, 2007, the Board of Directors approved a stock repurchase program ("2007 repurchase program"), pursuant to which up to $1 billion of the company's common stock may be purchased prior to the expiration date of the program on January 20, 2011.  This program was announced in the company's report on Form 8-K, which was filed on January 11, 2007.  The total remaining authorization under the repurchase program as $655,123,821 as of February 29, 2008.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	The company held its Annual Meeting of Shareholders on January 9, 2008.
(c)	(1) The shareholders voted for election of the following directors to serve until the next annual meeting or until their successors are elected and qualified:

	Votes For	Votes Withheld
William C. Foote	871,527,768	27,503,587
Alan G. McNally	883,230,131	15,801,224
Cordell Reed	879,927,077	19,104,279
Jeffrey A. Rein	877,024,245	22,007,110
Nancy M. Schlichting	882,630,621	16,400,734
David Y. Schwartz	882,712,259	16,319,096
Alejandro Silva	882,552,109	16,479,246
James A. Skinner	878,577,686	20,453,669
Marilou M. von Ferstel	880,289,196	18,742,159
Charles R. Walgreen III	881,171,103	17,860,252

(2) The proposal to ratify the appointment of Deloitte & Touche as the company's independent registered public accounting firm was approved by a vote of 886,759,866 for, 4,687,290 against and 7,584,198 abstentions.

(3) The shareholder proposal regarding reports disclosing charitable contributions was not approved.  There were 49,661,951 votes for, 557,634,260 votes against, 79,182,591 abstentions and 212,552,552 broker non-votes.

(4) The shareholder proposal regarding a shareholder vote on the adoption, maintenance or extension of any poison pill was not approved.  There were 220,965,276 votes for, 452,571,816 votes against, 12,913,101 abstentions and 212,581,161 broker non-votes.

(5) The shareholder proposal that the Chairman of the Board be an independent director who has not previously served as an executive officer of Walgreen Co. was not approved.  There were 238,042,573 votes for, 435,726,666 votes against, 12,597,511 abstentions and 212,664,604 broker non-votes.

Item 6. EXHIBITS

(a)	Exhibits

3.	(a)
Articles of Incorporation of the company, as amended, filed with the Securities and Exchange Commission as Exhibit 3(a) to the company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1999, and incorporated by reference herein.

(b)
By-Laws of the company, as amended and restated effective as of October 7, 2007, filed with the Securities and Exchange Commission as Exhibit 3(b) to the company's Current Report on Form 8-K dated October 15, 2007, and incorporated by reference herein.

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

WALGREEN CO.
(Registrant)

Dated: April 1, 2008	/s/ W.M. Rudolphsen
W.M. Rudolphsen
Senior Vice President
(Chief Financial Officer)

Dated: April 1, 2008	/s/ M.M. Scholz
M.M. Scholz
Controller
(Chief Accounting Officer)