Form 10-Q
period 2008-05-31
WALGREEN CO
filed 2008-07-01
CIK 104207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED MAY 31, 2008

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
Yes ☐ No ☑

The number of shares outstanding of the registrant's Common Stock, $.078125 par value, as of May 31, 2008 was 989,884,440.

WALGREEN CO.

FORM 10-Q FOR THE QUARTER ENDED MAY 31, 2008

TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION
Page Reference

PART II.  OTHER INFORMATION

PART 1. FINANCIAL INFORMATION

Item 1.	WALGREEN CO. AND SUBSIDIARIES CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

The consolidated condensed financial statements included herein have been prepared by the company pursuant to the rules and regulations of the Securities and Exchange Commission.  The Consolidated Condensed Balance Sheets as of May 31, 2008, August 31, 2007 and May 31, 2007, the Consolidated Condensed Statements of Earnings for the three and nine months ended May 31, 2008 and 2007, and the Consolidated Condensed Statements of Cash Flows for the nine months ended May 31, 2008 and 2007, have been prepared without audit.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the company believes that the disclosures are adequate to make the information presented not misleading.  It is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the company's latest annual report on Form 10-K.

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

WALGREEN CO. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(UNAUDITED)
(In Millions, except shares and per share amounts)

	May 31,	August 31,	May 31,
	2008	2007	2007
Assets
Current Assets:
Cash and cash equivalents	$471.8	$254.8	$567.4
Short-term investments - available for sale	-	-	190.7
Accounts receivable, net	2,395.1	2,236.5	2,003.6
Inventories	7,063.8	6,790.5	6,455.7
Other current assets	252.8	228.7	200.3
Total Current Assets	10,183.5	9,510.5	9,417.7
Non-Current Assets:
Property and equipment, at cost, less accumulated depreciation and amortization of $3,081.7 at May 31, 2008, $2,776.6 at August 31, 2007 and $2,706.3 at May 31, 2007	9,307.7	8,199.9	7,753.8
Goodwill	1,418.2	1,060.2	398.2
Other non-current assets	678.2	543.0	374.6
Total Non-Current Assets	11,404.1	9,803.1	8,526.6
Total Assets	$21,587.6	$19,313.6	$17,944.3
Liabilities & Shareholders' Equity
Current Liabilities:
Short-term borrowings	$1,136.3	$878.5	$-
Trade accounts payable	4,173.3	3,733.3	3,709.0
Accrued expenses and other liabilities	2,169.5	2,104.4	1,942.3
Income taxes	23.2	28.1	51.2
Total Current Liabilities	7,502.3	6,744.3	5,702.5
Non-Current Liabilities:
Deferred income taxes	149.6	158.2	114.3
Other non-current liabilities	1,400.7	1,306.8	1,226.1
Total Non-Current Liabilities	1,550.3	1,465.0	1,340.4
Shareholders' Equity:
Preferred stock $.0625 par value; authorized 32 million shares, none issued	-	-	-
Common stock $.078125 par value; authorized 3.2 billion shares; issued 1,025,400,000 at May 31, 2008, August 31, 2007 and May 31, 2007	80.1	80.1	80.1
Paid-in capital	573.4	558.8	562.8
Employee stock loan receivable	(44.4)	(51.6)	(59.1)
Retained earnings	13,460.0	12,026.8	11,724.5
Accumulated other comprehensive loss	(4.3)	(3.9)	-
Treasury stock, at cost; 35,516,560 shares at May 31, 2008, 34,258,643 at August 31, 2007 and 32,055,845 at May 31, 2007	(1,529.8)	(1,505.9)	(1,406.9)
Total Shareholders' Equity	12,535.0	11,104.3	10,901.4
Total Liabilities & Shareholders' Equity	$21,587.6	$19,313.6	$17,944.3

The accompanying Notes to Consolidated Condensed Financial
Statements are an integral part of these Statements.

WALGREEN CO. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
(UNAUDITED)
(In Millions, except per share amounts)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2008	2007	2008	2007

Net sales	$15,015.7	$13,698.3	$44,437.2	$40,340.5

Costs and Deductions:
Cost of sales	10,776.8	9,821.1	31,848.9	28,851.9
Selling, general and administrative expenses	3,325.1	3,022.4	9,858.5	8,941.4
	14,101.9	12,843.5	41,707.4	37,793.3

Interest (expense) income, net	(1.5)	11.2	(3.6)	32.0

Earnings before income tax provision	912.3	866.0	2,726.2	2,579.2
Income tax provision	340.0	304.8	1,012.5	934.4
Net earnings	$572.3	$561.2	$1,713.7	$1,644.8
Net earnings per common share:
Basic	$.58	$.56	$1.73	$1.64
Diluted	$.58	$.56	$1.72	$1.63

Dividends declared	$.0950	$.0775	$.2850	$.2325

Average shares outstanding	990.2	995.8	990.9	1,000.5
Dilutive effect of stock options	3.8	7.6	5.2	7.8
Average shares outstanding assuming dilution	994.0	1,003.4	996.1	1,008.3

The accompanying Notes to Consolidated Condensed Financial
Statements are an integral part of these Statements.

WALGREEN CO. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In Millions)

	Nine Months Ended May 31,
	2008	2007

Cash flows from operating activities:
Net earnings	$1,713.7	$1,644.8
Adjustments to reconcile net earnings to net cash provided by operating activities -
Depreciation and amortization	607.7	495.9
Deferred income taxes	(58.5)	(16.6)
Stock compensation expense	56.0	62.4
Income tax savings from employee stock plans	1.0	4.8
Other	6.6	3.1
Changes in operating assets and liabilities -
Accounts receivable, net	(273.1)	58.1
Inventories	(232.6)	(377.4)
Other assets	(19.9)	(17.3)
Trade accounts payable	430.1	(116.5)
Accrued expenses and other liabilities	42.8	215.7
Income taxes	166.9	48.5
Other non-current liabilities	50.3	78.4
Net cash provided by operating activities	2,491.0	2,083.9

Cash flows from investing activities:
Purchases of short-term investments - available for sale	-	(5,892.8)
Proceeds from sale of short-term investments - available for sale	-	6,129.5
Additions to property and equipment	(1,652.6)	(1,252.1)
Proceeds from sale of assets	13.9	31.3
Business and intangible asset acquisitions, net of cash received	(527.4)	(315.6)
Net proceeds from corporate-owned life insurance policies	11.8	5.7
Net cash used for investing activities	(2,154.3)	(1,294.0)

Cash flows from financing activities:
Net proceeds from short-term borrowings	262.5	-
Payments of debt	(28.5)	-
Stock purchases	(220.1)	(895.8)
Proceeds related to employee stock plans	160.9	205.1
Cash dividends paid	(282.5)	(233.2)
Bank overdrafts	-	(213.9)
Other	(12.0)	(4.6)
Net cash used for financing activities	(119.7)	(1,142.4)

Changes in cash and cash equivalents:
Net increase (decrease) in cash and cash equivalents	217.0	(352.5)
Cash and cash equivalents at beginning of year	254.8	919.9
Cash and cash equivalents at end of period	$471.8	$567.4

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

We have changed the income statement caption selling, occupancy and administration to selling, general and administrative expenses.  The change was made to better align income statement captions to our industry.  No reclassifications have been made between income statement categories.  The primary components of selling, general and administrative expenses are salaries, occupancy costs, store level expenses and advertising.

The balance sheet reflects the reclassification of goodwill from other non-current assets.  The cash flow statement contains reclassifications of previously condensed lines within the operating activities section.

(2) Inventories are valued on a lower of last-in, first-out (LIFO) cost or market basis.  At May 31, 2008, August 31, 2007 and May 31, 2007, inventories would have been greater by $1,042.3 million, $968.8 million and $936.8 million respectively, if they had been valued on a lower of first-in, first-out (FIFO) cost or market basis.  LIFO inventory costs can only be determined annually when inflation rates and inventory levels are finalized; therefore, LIFO inventory costs for interim financial statements are estimated. Inventory includes product cost, inbound freight, warehousing costs and vendor allowances not included as a reduction of advertising expense.

(3) The principal retirement plan for employees is the Walgreen Profit-Sharing Retirement Trust to which both the company and participating employees contribute.  The company's contribution, which is determined annually at the discretion of the Board of Directors, has historically related to pre-tax income.  The profit-sharing provision was $81.1 million for the third quarter and $242.5 million for the nine month period of this fiscal year.  This compares to $77.1 million and $229.5 million for the same periods last year.  The company’s contributions, which are made annually in the second quarter, were $261.1 million for the nine month period ended May 31, 2008.  This compares to $253.0 million for the same period last year.

(4) Total stock-based compensation expense was $11.4 million for the quarter ended May 31, 2008 and $56.0 million for the nine month period compared to $12.6 million and $62.4 million for the comparable periods last year.  In accordance with Statement of Financial Accounting Standards (SFAS) No. 123(R), compensation expense is recognized on a straight-line basis over the employee's vesting period or to the employee's retirement eligible date, if earlier.  There was no fully recognized retiree eligible expense recorded in the current or prior year’s quarters.  For the nine month period ended May 31, there was $16.0 million recorded this year as compared to $15.1 million last year.  Therefore, the compensation expense for the quarter and nine month periods are not representative of the compensation expense for the entire fiscal year.  There were no significant grants in the current or prior year’s quarter.  There have been no material changes in the assumptions used to compute compensation expense during the current quarter or year.

(5) The company provides certain health insurance benefits for retired employees who meet eligibility requirements, including age, years of service and date of hire.  The costs of these benefits are accrued over the period earned. The company's postretirement health benefit plans are not funded.

	Three Months Ended		Nine Months Ended
	May 31,	May 31,	May 31,	May 31,
Components of Net Periodic Benefit Costs (In Millions)	2008	2007	2008	2007
Service cost	$3.5	$3.4	$10.4	$10.2
Interest cost	5.9	5.5	17.8	16.5
Amortization of actuarial loss	1.4	1.4	4.2	4.2
Amortization of prior service cost	(1.1)	(1.0)	(3.3)	(3.1)
Total postretirement benefit cost	$9.7	$9.3	$29.1	$27.8

(6) The company guarantees a credit agreement on behalf of SureScripts, LLC which provides electronic prescription data services.  This credit agreement, for which SureScripts, LLC is primarily liable, has an expiration date of February 16, 2010.  The liability was $7.3 million at May 31, 2008, $3.3 at August 31, 2007 and $2.0 million at May 31, 2007.  The maximum amount of future payments that could be required to be paid under the guaranty is $25.0 million, of which $12.5 million may be recoverable from another guarantor.

On June 30, 2008, SureScripts, LLC contributed its business to a new entity, SureScripts-RxHub, LLC and entered into a new credit agreement with an expiration date of June 30, 2013.  Under certain circumstances the company may be required to provide an additional guarantee of up to $10.0 million, of which $7.5 million may be recoverable from other guarantors.

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

At September 1, 2007, our total liability for unrecognized tax benefits, after the adoption of FIN No. 48, was $55.4 million, of which $22.7 million represented tax benefits that, if recognized, would favorably impact the effective tax rate.  Our liability for unrecognized tax benefits was $61.7 million at May 31, 2008, of which $28.0 million represented tax benefits that, if recognized, would favorably impact the effective tax rate.

We recognize interest and penalties in income tax provision in our consolidated statements of earnings.  At September 1, 2007 and May 31, 2008, we had accrued interest and penalties of $7.6 million and $11.1 million, respectively.

We file a consolidated U.S. federal income tax return, as well as income tax returns in various states.   We are no longer subject to U.S. federal income tax examinations for years before fiscal 2006. With few exceptions, we are no longer subject to state and local income tax examinations by tax authorities for years before fiscal 2003.

It is reasonably possible that the amount of the unrecognized tax benefit with respect to certain unrecognized tax positions will increase or decrease during the next 12 months; however, we do not expect the change to have a material effect on our results of operations or our financial position.

(8) The dilutive effect of outstanding stock options on earnings per share is calculated using the treasury stock method.  Stock options are anti-dilutive and excluded from the earnings per share calculation if the exercise price exceeds the average market price of the common shares for the periods presented.  At May 31, 2008 and 2007, outstanding options to purchase common shares of 12,998,212 and 6,956,900 were excluded from the calculation.

(9) In fiscal 2008, the company issued commercial paper to support working capital needs.  The short-term debt under the commercial paper program was as follows (dollars in millions):

	May 31, 2008	May 31, 2007
Balance outstanding	$1,136.3	-
Maximum outstanding at any month-end	1,166.5	-
Average daily short-term borrowings	743.3	-
Weighted-average interest rate	2.21%	-%

In connection with our commercial paper program, we maintain two unsecured backup syndicated lines of credit that total $1.2 billion.  The first $600 million facility expires on August 12, 2008, the second on August 12, 2012.  Our ability to access these facilities is subject to our compliance with the terms and conditions of the credit facilities, including financial covenants.  The covenants require us to maintain certain financial ratios related to minimum net worth and priority debt, along with limitations on the sale of assets and purchases of investments.  As of May 31, 2008 we were in compliance with all such covenants.  On May 15, 2008, we entered into an additional $500 million unsecured line of credit facility.  This facility expires on July 31, 2008.  These lines of credit are subject to similar covenants as the syndicated lines of credit.  The company pays a facility fee to the financing bank to keep these lines of credit facility active.  As of May 31, 2008, there have been no borrowings against the credit facilities.

(10) During the quarter, the company completed the following acquisitions: I-trax, Inc., a provider of worksite health services, including primary and acute care, wellness, pharmacy and disease management services and health and fitness programming; Whole Health Management, a privately held company that provides primary care, urgent care, wellness programs, health coaching and occupational health services through worksite health centers; 15 drugstores from Farmacias El Amal; and selected other assets (primarily prescription files).  The aggregate purchase price of all business acquisitions was $437.7 million in the third quarter and $527.4 million for the nine month period ended May 31, 2008.  The allocation of the purchase price for each of these acquisitions has not been finalized.  Any adjustment made is not expected to be material.  Operating results of the businesses acquired have been included in the consolidated statements of income from their respective acquisition dates forward.  Pro forma results of the company, assuming all of the acquisitions had occurred at the beginning of each period presented, would not be materially different from the results reported.

During the quarter we also completed the final purchase price allocation for our acquisition of Option Care, Inc.  As a result an adjustment to increase intangible assets and decrease goodwill by $59.8 million was recorded in the current quarter.  All other adjustments were immaterial.

(11) On April 16, 2008, the Plumbers and Steamfitters Local No. 7 Pension Fund filed a putative class action suit against the company and its Chief Executive Officer and Chief Operating Officer in the United States District Court for the Northern District of Illinois.  The suit was filed on behalf of purchasers of company common stock during the period between June 25, 2007 and November 29, 2007.   The complaint charges the company and its Chief Executive Officer and Chief Operating Officer with violations of Section 10(b) of the Securities Exchange Act of 1934, claiming that the company misled investors by failing to disclose declining rates of growth in generic drug sales and a contract dispute with a pharmacy benefits manager that allegedly had a negative impact on earnings. The company and the officers named in the suit believe the allegations are without merit, and intend to defend against them vigorously.

(12) In December 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 160 “Noncontrolling Interest in Consolidated Financial Statements – an amendment of Accounting Research Bulletin (“ARB”) No. 51.  The objective of this statement is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  The statement significantly changes the accounting for transactions with minority interest holders.  This statement, which will be effective for the first quarter of fiscal 2010, is not expected to have a material impact on our consolidated financial position or results of operations.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.”  This statement defines and provides guidance when applying fair value measurements to accounting pronouncements that require or permit such measurements.  This statement and its related pronouncements, which will be effective first quarter of fiscal 2009, are not expected to have a material impact on our consolidated financial position or results of operations.

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

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

INTRODUCTION

Walgreens is principally a retail drugstore chain that sells prescription and non-prescription drugs and general merchandise.  General merchandise includes, among other things, beauty care, personal care, household items, candy, photofinishing, greeting cards, seasonal items and convenience food.  Customers can have prescriptions filled at the drugstore counter, as well as through the mail, by telephone and via the Internet.  As of May 31, 2008, we operated 6,727 locations (including 6,252 drugstores, 372 worksite facilities, 89 home care facilities, 12 specialty pharmacies and two mail service facilities) located in 49 states, the District of Columbia and Puerto Rico.  The total location count of 6,727 does not include the 172 convenient care clinics operated by Take Care Health Systems, Inc.

The drugstore industry is highly competitive.  In addition to other drugstore chains, independent drugstores and mail order prescription providers, we also compete with various other retailers including grocery stores, convenience stores, mass merchants and dollar stores.

The long-term outlook for prescription utilization is strong due in part to the aging population, the introduction of lower priced generics and the continued development of innovative drugs that improve quality of life and control healthcare costs.  Certain provisions relating to Medicaid reimbursement rates for generic drugs from the Deficit Reduction Act of 2005 may become effective during fiscal 2008 and are expected to reduce our reimbursement when they become effective.

Front-end sales have continued to grow due to strengthening core categories, such as over-the-counter non-prescription drugs, beauty care and personal care products.  Walgreens strong name recognition continues to drive private brand sales, which are included in these core categories.

We continue to expand into new markets and increase penetration in existing markets. To support our growth, we are investing significantly in prime locations, technology and customer service initiatives.  Retail organic growth continues to be our primary growth vehicle; however, consideration is given to retail and other acquisitions that provide a unique opportunity and strategic fit for our business.

OPERATING STATISTICS

	Percentage Increases
	Three Months Ended May 31,		Nine Months Ended May 31,
	2008	2007	2008	2007
Net Sales	9.6	12.5	10.2	14.5
Net Earnings	2.0	19.6	4.2	22.9
Comparable Drugstore Sales	3.4	7.8	4.5	8.7
Prescription Sales	8.9	13.8	10.3	16.2
Comparable Drugstore Prescription Sales	2.7	9.0	4.5	10.6
Front-End Sales	11.1	11.7	9.9	12.4
Comparable Drugstore Front-End Sales	4.6	5.6	4.4	5.7
Gross Profit	9.3	16.0	9.6	17.2
Selling, General and Administrative Expenses	10.0	14.7	10.3	15.6

	Percent to Sales
	Three Months Ended May 31,		Nine Months Ended May 31,
	2008	2007	2008	2007
Gross Margin	28.2	28.3	28.3	28.5
Selling, General and Administrative Expenses	22.1	22.1	22.2	22.2

	Other Statistics
	Three Months Ended May 31,		Nine Months Ended May 31,
	2008	2007	2008	2007
Prescription Sales as a % of Net Sales	65.5	65.9	64.7	64.6
Third Party Sales as a % of Total Prescription Sales	95.5	94.8	95.2	94.7
Total Number of Prescriptions (in millions)	157.5	150.0	465.9	437.9
Total Number of Locations			6,727	5,751

RESULTS OF OPERATIONS

Net earnings for the third quarter ended May 31, 2008 were $572.3 million or $0.58 per share (diluted).  This was a 2.0% increase in net earnings over the third quarter last year.  The net earnings increase resulted from improved sales which were partially offset by lower gross margin rates.  Net earnings for the nine months increased 4.2% to $1.71 billion or $1.72 per share (diluted) primarily attributed to improved sales partially offset by lower gross margin rates.

Net sales for the third quarter increased by 9.6% to $15.0 billion, and rose by 10.2% to $44.4 billion for the first nine months.  Drugstore sales increases resulted from sales gains in existing stores and added sales from new stores, each of which include an indeterminate amount of market-driven price changes.  Sales in comparable drugstores were up 3.4% for the quarter and 4.5% for the nine month period.  Comparable drugstores are defined as those that have been open for at least twelve consecutive months without closure for seven or more consecutive days and without a major remodel or a natural disaster in the past twelve months.  Relocated and acquired stores are not included as comparable stores for the first twelve months after the relocation or acquisition.  We operated 6,727 locations as of May 31, 2008, compared to 5,751 a year earlier.

Prescription sales for the third quarter increased by 8.9% and by 10.3% for the first nine months and represented 65.5% and 64.7% of total sales, respectively.  In the prior year, prescription sales increased 13.8% and 16.2% for the quarter and year to date, respectively, and comprised 65.9% and 64.6% of total sales.  Comparable drugstore prescription sales were up 2.7% in the current quarter and 4.5% for the nine month period.  The effect of generic drugs, which have a lower retail price, replacing brand name drugs reduced prescription sales by 3.4% in the current quarter and 4.0% for the nine month period versus 5.1% and 3.9% for the same periods last year.  Third party sales, where reimbursement is received from managed care organizations as well as government and private insurance, were 95.5% of prescription sales for the quarter and 95.2% for the first nine months this year compared to 94.8% and 94.7% a year ago.  The total number of prescriptions filled for the third quarter was approximately 157.5 million compared to 150.0 million for the same period last year.

Front-end sales increased 11.1% for the current quarter and 9.9% for the first nine months and were 34.5% and 35.3% of total sales.  In comparison, prior year front end sales increased 11.7% and 12.4% and comprised 34.1% and 35.4% of total sales.  The increase is due in part to improved sales dollars related to non-prescription drugs, convenience foods and household items.  Comparable front-end sales increased 4.6% in the current quarter and 4.4% for the first nine months compared to 5.6% and 5.7% in the last year.

Gross margins as a percent of sales were 28.2% in the current quarter and 28.3% for the first nine months, compared to 28.3% and 28.5% last year.  The decline in the quarter was caused by lower front-end margins, as a result of a shift in sales mix to lower margin items.  This was partially offset by an overall improvement in pharmacy margins, which were positively influenced by generic drug sales, but negatively influenced by our acquisition of Option Care, Inc.

For the nine months gross margins were down due to lower front end margins as a result of the sales mix shift.  In addition, gross margins declined due to the continuing shift in sales mix toward our prescription businesses, which carry lower margins than front-end merchandise.  This was partially offset by an overall improvement in pharmacy margins, which were positively influenced by generic drug sales, but negatively influenced by our acquisition of Option Care, Inc.

We use the LIFO method of inventory valuation, which can only be determined annually when inflation rates and inventory levels are finalized; therefore, LIFO inventory costs for the interim financial statements are estimated.  Cost of sales included a LIFO provision of $16.1 million ($.01 per share, diluted) and $73.6 million ($.04 per share, diluted) for the quarter and nine month periods ended May 31, 2008, versus a credit of $3.5 million ($.00 per share, diluted) and a provision of $37.3 million ($.02 per share, diluted) for the same period a year ago.  This quarter our estimated annual inflation rate was reduced to 1.25% from our estimate of 1.50% at February 29, 2008, primarily due to lower than projected non-prescription drug inflation. Last year, during the third quarter, the estimated annual inflation rate was reduced to 0.75% from 1.25%, due to lower than projected prescription inflation.

Gross profit increased 9.3% in the current quarter and 9.6% for the first nine months.  Last year gross profit increased 16.0% in the third quarter and 17.2% for the nine month period.  The change from the prior year is due to lower sales growth in comparison to last year and lower gross profit contribution from generic versions of the name brand drugs Zocor and Zoloft.

Selling, general and administrative expenses as a percent of sales were 22.1% for the quarter and 22.2% for the nine months ended this year and last year.  There were no significant items that affected selling, general and administrative expense as a percent of sales in the quarter.  For the first nine months higher store level expenses were offset by lower provisions for legal matters as a percentage of sales.

Selling, general and administrative expenses increased 10.0% in this year’s third quarter and 10.3% for the first nine months, versus 14.7% and 15.6% last year.  Although store level salaries and expenses increased at a faster rate than sales, the rate of growth for the quarter and nine month period was lower than the prior year’s periods.  Lower legal expenses and insurance also contributed to the improvement for the nine month period.

Interest was a net expense of $1.5 million for the third quarter ended May 31, 2008 and $3.6 million year to date, compared to income of $11.2 million and $32.0 million in the prior year periods.  The change in net interest over the prior year is attributed to higher short-term borrowings and lower short-term investments available for sale.  Interest expense for the current quarter and year to date is net of $3.9 million and $15.7 million which was capitalized as a part of significant construction projects.  Last year we capitalized $1.0 million and $3.0 million for the quarter and year to date as a part of significant construction projects.

The effective tax rate was 37.3% for the third quarter and 37.1% for the nine month period this fiscal year as compared to 35.2% for the quarter and 36.2% for the nine month period a year ago.  Last year’s rate reflects the favorable resolution of a multiyear state tax matter.  The current year rate includes additional provisions for state tax.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $471.8 million at May 31, 2008, compared to $567.4 million at May 31, 2007.  Short-term investment objectives are to minimize risk, maintain liquidity and maximize after-tax yields.  To attain these objectives, investment limits are placed on the amount, type and issuer of securities.  Investments are principally in top-tier money market funds.

Net cash provided by operating activities for the nine months ended May 31, 2008 was $2.491 billion compared to $2.084 billion a year ago.  Higher net earnings, increased cash from payables and lower estimated tax payments were partially offset by a decrease in cash from accounts receivable.  The decrease in cash from accounts receivable and the increase in cash from accounts payable are primarily attributed to the loss of the UnitedHealth Group’s Ovations unit contract in our pharmacy benefit management business as of December 31, 2006.  Cash provided by operations is the principal source of funds for expansion, acquisitions, remodeling programs, dividends to shareholders and stock repurchases.  In fiscal 2008, we supplemented cash provided by operations with short-term borrowings.

Net cash used for investing activities was $2.154 billion versus $1.294 billion last year.  We did not engage in auction rate security sales or purchases in the current year.  Proceeds from the sale of auction rate securities exceeded the purchases of such securities by $236.7 million a year ago.

Additions to property and equipment were $1.653 billion compared to $1.252 billion last year.  During the first nine months we added a total of 797 locations, of which 358 were new, 393 were acquired and 46 were relocated.  This compares to 352 locations of which 256 were new, 43 were acquired and 53 were relocated in the same period last year.  New stores are owned or leased.  There were 166 owned locations added during the first nine months and 67 under construction at May 31, 2008 versus 106 owned locations added and 71 under construction as of May 31, 2007.

Business acquisitions for the nine months ended May 31, 2008 were $527.4 million versus $315.6 million a year ago.  Acquisitions for the current year included the purchase of:  I-trax, Inc., a provider of worksite health services, including primary and acute care, wellness, pharmacy and disease management services and health and fitness programming; Whole Health Management, a privately held company that provides primary care, urgent care, wellness programs, health coaching and occupational health services through worksite health centers; 15 drugstores from Farmacias El Amal; and selected other assets (primarily prescription files).  Acquisitions during the nine months ended May 31, 2007 included the purchase of; Take Care Health Systems, Inc. and LLC, a convenient care clinic operator; selected assets from Familymeds Group, Inc., a pharmacy chain; the remaining minority interest in SeniorMed LLC and selected other assets (primarily prescription files).

Capital expenditures for fiscal 2008 are expected to be more than $2.0 billion, excluding business acquisitions.  We expect to open more than 550 new drugstores in fiscal 2008, with a net increase of more than 500 drugstores and anticipate having a total of more than 7,000 drugstores in 2010.  For the nine months ended May 31, 2008 we added a total of 797 locations, of which 420 were new drugstores, with a net gain of 370 drugstores after relocations and closings. We are continuing to relocate stores to more convenient and profitable freestanding locations.  In addition to new stores, expenditures are planned for distribution centers and technology.  A new distribution center in Windsor, Connecticut is anticipated to open in fiscal 2009.

Net cash used by financing activities was $119.7 million compared to $1.142 billion last year.  Net proceeds from short-term borrowings during the period were $262.5 million.  Shares totaling $220.1 million were purchased to support the needs of the employee stock plans during the current period as compared to $295.8 million a year ago.  Included in the prior year was $343.2 million of company shares for the 2004 stock repurchase program.  On January 10, 2007, a new stock repurchase program (“2007 repurchase program”) of up to $1 billion was announced to be executed over four years.  Purchases of company shares relating to the 2007 repurchase program made in the prior year were $256.8 million.  No repurchases were made during the current quarter and we do not anticipate executing stock repurchases under the 2007 repurchase program while having short-term debt outstanding.  We will continue to repurchase shares to support the needs of the employee stock plans.   In the first nine months of the current year, we had proceeds related to employee stock plans of $160.9 million versus $205.1 million for the same period last year.  Cash dividends paid were $282.5 million during the first nine months versus $233.2 million for the same period a year ago.  A $213.9 million wire transfer made on August 31, 2006, was not accepted by our disbursement bank until September 1, resulting in a bank overdraft at fiscal year-end and subsequent repayment on September 1.

We had $1,136.3 million of commercial paper outstanding at a weighted average interest rate of 2.21% at May 31, 2008.  In connection with our commercial paper program, we maintain two unsecured backup syndicated lines of credit that total $1.2 billion.  The first $600 million facility expires on August 12, 2008, the second on August 12, 2012.  Our ability to access these facilities is subject to our compliance with the terms and conditions of the credit facilities, including financial covenants.  The covenants require us to maintain certain financial ratios related to minimum net worth and priority debt, along with limitations on the sale of assets and purchases of investments.  As of May 31, 2008 we were in compliance with all such covenants.  On October 12, 2007, we entered into an additional $100 million unsecured line of credit facility and on November 30, 2007 this credit facility was amended and increased to include an additional $200 million, for a total of $300 million unsecured credit.  That facility expired on December 31, 2007.  On May 15, 2008, we entered into an additional $500 million unsecured line of credit facility.  This facility expires on July 31, 2008.  These lines of credit are subject to similar covenants as the syndicated lines of credit.  The company pays a facility fee to the financing bank to keep this line of credit facility active.  As of May 31, 2008, there have been no borrowings against the credit facilities.  We do not expect any borrowings under these facilities, together with our outstanding commercial paper, to exceed $1.7 billion.

Our credit ratings as of May 31, 2008, were as follows:

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

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The following table lists our contractual obligations and commitments as of May 31, 2008:

	Payments Due by Period (In Millions)
	Total	Less than 1 Year	1-3 Years	3-5 Years	Over 5 Years
Operating leases (1)	$31,907.3	$1,754.2	$3,725.4	$3,643.2	$22,784.5
Purchase obligations (2):
Open inventory purchase orders	1,558.5	1,558.5	-	-	-
Real estate development	1,033.8	1,022.1	11.7	-	-
Other corporate obligations	519.9	188.9	259.5	35.1	36.4
Insurance*	495.9	158.2	153.8	89.1	94.8
Retiree health*	392.5	9.4	22.4	27.6	333.1
Closed location obligations*	66.9	16.7	20.5	11.5	18.2
Capital lease obligations *(1)	42.1	2.0	4.3	3.4	32.4
Other long-term liabilities reflected on the balance sheet*	644.2	54.6	100.7	91.6	397.3
Total	$36,661.1	$4,764.6	$4,298.3	$3,901.5	$23,696.7
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

OFF-BALANCE SHEET ARRANGEMENTS

Letters of credit are issued to support purchase obligations and commitments (as reflected on the Contractual Obligations and Commitments table) as follows (In Millions):

Insurance	$ 270.7
Inventory obligations	114.4
Real estate development	14.0
Other	8.1
Total	$ 407.2

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

Item 4.  CONTROLS AND PROCEDURES

Based on their evaluation as of May 31, 2008, pursuant to Exchange Act Rule 13a-15(b), the company's management, including its Chief Executive Officer and Chief Financial Officer, believe the company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e)) are effective.

In connection with the evaluation pursuant to Exchange Act Rule 13a-15(d) of the company's internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) by the company's management, including its Chief Executive Officer and Chief Financial Officer, no changes during the quarter ended May 31, 2008 were identified that have materially affected, or are reasonably likely to materially affect, the company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

On April 16, 2008, the Plumbers and Steamfitters Local No. 7 Pension Fund filed a putative class action suit against the company and its Chief Executive Officer and Chief Operating Officer in the United States District Court for the Northern District of Illinois.  The suit was filed on behalf of purchasers of company common stock during the period between June 25, 2007 and November 29, 2007.   The complaint charges the company and its Chief Executive Officer and Chief Operating Officer with violations of Section 10(b) of the Securities Exchange Act of 1934, claiming that the company misled investors by failing to disclose declining rates of growth in generic drug sales and a contract dispute with a pharmacy benefits manager that allegedly had a negative impact on earnings. The company and the officers named in the suit believe the allegations are without merit, and intend to defend against them vigorously.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)
The following table provides information about purchases by the company during the quarter ended May 31, 2008 of equity securities that are registered by the company pursuant to Section 12 of the Exchange Act:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
3/1/2008 - 3/31/2008	-	-	-	$655,123,821
4/1/2008 - 4/30/2008	1,000,000	$36.7855990	-	$655,123,821
5/1/2008 - 5/31/2008	1,000,000	$35.6398800	-	$655,123,821
Total	2,000,000	$36.2127395	-	$655,123,821

(1)
The company repurchased an aggregate of 2,000,000 shares of its common stock in open-market transactions to satisfy the requirements of the company's employee stock purchase and option plans, as well as the company's Nonemployee Director Stock Plan.

(2)
On January 10, 2007, the Board of Directors approved a stock repurchase program ("2007 repurchase program"), pursuant to which up to $1 billion of the company's common stock may be purchased prior to the expiration date of the program on January 20, 2011.  This program was announced in the company's report on Form 8-K, which was filed on January 11, 2007.  The total remaining authorization under the repurchase program as $655,123,821 as of May 31, 2008.

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

10.1
Separation and Release Agreement entered into between Walgreen Co. and Trent E. Taylor, dated February 27, 2008, filed with the Securities and Exchange Commission on March 4, 2008 as Exhibit 99.1 to the company's Current Report on Form 8-K (File No. 1-00604), and incorporated by reference herein.

10.2
Agreement and Plan of Merger entered into among Walgreen Co., Putter Acquisition Sub, Inc. and I-trax, Inc. dated March 14, 2008, filed with the Securities and Exchange Commission on March 17, 2008 as Exhibit 2.1 to the company's Current Report on Form 8-K (File No. 1-00604), and incorporated by reference herein.

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

WALGREEN CO.
(Registrant)

Dated: July 1, 2008	/s/ W.D. Miquelon
W.D. Miquelon
Senior Vice President
(Chief Financial Officer)

Dated: July 1, 2008	/s/ M.M. Scholz
M.M. Scholz
Controller
(Chief Accounting Officer)