Form 10-K
period 2008-08-31
WALGREEN CO
filed 2008-10-30
CIK 104207

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 31, 2008.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.Yes ☒No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of "large accelerated filer”, and “accelerated filer" and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☒                                                                           Accelerated filer ☐
Non-accelerated filer ☐                                                                           Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐No ☒

As of February 29, 2008, the aggregate market value of Walgreen Co. common stock, par value $.078125 per share, held by non-affiliates (based upon the closing transaction price on the New York Stock Exchange) was approximately $36,161,583,000.  As of September 30, 2008, there were 989,364,303 shares of Walgreen Co. common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the year ended August 31, 2008, to the extent stated in this Form 10-K, are incorporated by reference into Parts I, II and IV of this Form 10-K.  Portions of the registrant's proxy statement for its 2008 annual meeting of shareholders to be held January 14, 2009, are incorporated by reference into Part III of this Form 10-K.

PART I

Item 1.	Business

(a)	General development of business.

Walgreen Co. (The "company" or "Walgreens") was incorporated as an Illinois corporation in 1909 as a successor to a business founded in 1901.  In 2008 the company opened or acquired 1,031 locations for a net increase of 937 locations after relocations and closings.  As of August 31, 2008, we operated 6,934 locations in 49 states, the District of Columbia, Puerto Rico and Guam.  Total locations do not include 217 convenient care clinics operated by Take Care Health Systems, Inc.

	Number of Locations
Location Type	2008	2007	2006
Drugstores	6,443	5,882	5,414
Worksite Facilities	364	3	-
Home Care Facilities	115	101	38
Specialty Pharmacies	10	8	6
Mail Service Facilities	2	3	3
Total	6,934	5,997	5,461

Retail organic growth continues to be our primary growth vehicle, but we carefully consider unique acquisition opportunities when they are a good fit with the existing store base.  In 2008, for example, we acquired I-trax, Inc. and Whole Health Management, operators of worksite health services, including primary and acute care, wellness, pharmacy and disease management services and health and fitness programming.

Walgreens corporate strategy is to continue to leverage and enhance its fundamental competitive advantage – the best, most convenient, community-based store network in America. The company intends to focus on its core business – providing the most convenient access to consumer goods and services for customers and pharmacy, health and wellness for patients, employers and payors in communities where people live and work across America.

Prescription sales continue to be a large portion of the company's business.  This year prescriptions accounted for 64.9% of sales compared to 65.0% last year.  Third party sales, where reimbursement is received from managed care organizations, government and private insurance, were 95.3% of prescription sales compared to 94.8% a year ago.  Overall, Walgreens filled approximately 617 million prescriptions in 2008, an increase of 5.7% from the previous year.

Walgreens pharmacy sales are expected to continue to grow due, in part, to the aging population and the continued development of innovative drugs that improve quality of life and control health care costs.  Also, generic introductions continue to boost the number of prescriptions filled.  Although generics reduce sales dollars, they save both patients and payors money and generally offer higher gross profit than brand name drugs.

During fiscal 2008, Walgreens' market share in 58 of the top 60 front-end categories increased, as compared to all food, drug and mass merchandise competitors.  Today, 147 million people live within two miles of a Walgreens and 5.3 million shoppers walk into a Walgreens store daily.

During fiscal year 2008 the company added $2.2 billion to property and equipment, which included approximately $1.9 billion related to stores, $166 million for distribution centers, and $147 million related to other locations.  Capital expenditures for fiscal 2009 are expected to be approximately $1.8 billion, excluding acquisitions and prescription file purchases.

In fiscal 2007, the company opened a distribution center in Anderson, South Carolina.  This is the first of a new-generation of distribution centers and will increase the company’s productivity.  A second new-generation center in Windsor, Connecticut is planned to open in fiscal 2009.

(b)	Financial information about industry segments.

The company is principally in the retail drugstore business and its operations are within one reportable segment.

(c)	Narrative description of business.

(i)	Principal products produced and services rendered.

The company’s drugstores are engaged in the retail sale of prescription and non-prescription drugs and general merchandise.  General merchandise includes, among other things, beauty care, personal care, household items, candy, photofinishing, greeting cards, convenience foods, and seasonal items.  Customers can have prescriptions filled at the drugstore counter, as well as through the mail, by telephone and via the Internet.

The estimated contributions of various product classes to sales for each of the last three fiscal years are as follows:

	Percentage
Product Class	2008	2007	2006
Prescription Drugs	65	65	64
Non-prescription Drugs	10	10	11
General Merchandise	25	25	25
Total Sales	100	100	100

(ii)	Status of a product or segment.

Not applicable.

(iii)	Sources and availability of raw materials.

Inventories are purchased from numerous domestic and foreign suppliers.  The loss of any one supplier or group of suppliers under common control would not have a material effect on the company’s business.

(iv)	Patents, trademarks, licenses, franchises and concessions held.

Walgreens markets products under various trademarks, trade dress and trade names and holds assorted business licenses (such as pharmacy, occupational, and liquor) having various lives, which are necessary for the normal operation of business.  The company also has filed various patent applications relating to its business and products, eight of which have been issued.

(v)	Seasonal variations in business.

The business is seasonal in nature, with Christmas generating a higher proportion of front-end sales and earnings than other periods.  Both prescription and non-prescription drug sales are affected by the timing and severity of the cold/flu season.  See the caption "Summary of Quarterly Results (Unaudited)" on page 35 of the Annual Report to Shareholders for the year ended August 31, 2008 ("2008 Annual Report"), which section is incorporated herein by reference.

(vi)	Working capital practices.

The company generally finances its inventory and expansion needs with internally generated funds.  In fiscal 2008 we supplemented cash provided by operations with short-term borrowings and long-term debt.  See Note 6, "Short-Term Borrowings and Long-Term Debt" on page 31 and "Management's Discussion and Analysis of Financial Condition" on pages 18 through 22 of the 2008 Annual Report, which sections are incorporated herein by reference.

Due to the nature of our business, 95.3% of all prescription sales are now covered by third party payors.  Prescription sales represent 64.9% of total company sales.  The remaining store sales are principally for cash, credit and debit cards.  Customer returns are immaterial.

(vii)	Dependence upon limited number of customers.

The company sells to numerous customers including various managed care organizations; therefore, the loss of any one customer or a group of customers under common control would not have a material effect on the business.  No customer accounts for ten percent or more of the company's consolidated net sales.

(viii)           Backlog orders.

Not applicable.

(ix)	Government contracts.

The company fills prescriptions for many state public assistance plans. Revenues from all such plans are approximately 5.4% of total sales.

(x)	Competitive conditions.

The drugstore industry is highly competitive.  As a volume leader in the retail drug industry, Walgreens competes with various retailers, including chain and independent drugstores, mail order prescription providers, grocery stores, convenient stores, mass merchants and dollar stores.  Competition remained keen during the fiscal year with the company competing on the basis of service, convenience, variety and price.  The company's geographic dispersion tends to offset the impact of temporary economic and competitive conditions in individual markets.  The number and location of the company's drugstores appears under Item 2 - "Properties" in this Form 10-K.

(xi)	Research and development activities.

The company does not engage in any material research and development activities.

(xii)	Environmental disclosures.

Federal, state and local environmental protection requirements have no material effect upon capital expenditures, earnings or the competitive position of the company.

(xiii)	Number of employees.

The company employs approximately 237,000 persons, about 74,000 of whom are part-time employees working less than 30 hours per week.

(d)	Financial information about foreign and domestic operations and export sales.

All the company sales occurred within the United States and Puerto Rico.  There are no export sales.

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

Cautionary Note Regarding Forward Looking Statements

Certain information in this annual report, as well as in our other public filings, the company website, press releases and oral statements made by our representatives, is forward-looking information based on the company’s current expectations and plans, which involve risks and uncertainties.  Forward-looking information includes statements concerning pharmacy sales trends, prescription margins, number and location of new store openings, outcomes of litigation, the level of capital expenditures, demographic trends.  Forward-looking information also includes statements with words such as "expects," "estimates," "believes," "plans," "anticipates" or similar language. For such statements, we claim the protection of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

Forward-looking statements involve risks and uncertainties, known or unknown to the company that could cause results to differ materially from management expectations as projected in such forward-looking statements.  These risks and uncertainties are discussed in Item 1A below.  Unless otherwise required by applicable securities laws, the company assumes no obligation to update its forward-looking statements to reflect subsequent events or circumstances.

Item 1A.                 Risk Factors

The risks described below could materially and adversely affect our business, financial condition and results of operations. These risks are not the only risks that we face. Our business operations could also be affected by additional factors that are not presently known to us or that we currently consider to be immaterial to our operations.

The retail drugstore and pharmacy benefit services industries are highly competitive and further increases in competition could adversely affect us.

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

Reductions in third-party reimbursement levels, from private or government plans, for prescription drugs could reduce our margin on pharmacy sales and could have a significant effect on our retail drugstore profits.

The continued efforts of health maintenance organizations, managed care organizations, pharmacy benefit management companies, government entities, and other third-party payors to reduce prescription drug costs and pharmacy reimbursement rates, as well as litigation relating to how brand name drugs are priced, may impact our profitability.  In addition, some of these entities may offer pricing terms that we may not be willing to accept or otherwise restrict our participation in their networks of pharmacy providers. Certain provisions of the Deficit Reduction Act of 2005 seek to reduce federal spending by altering the Medicaid reimbursement formula for multi-source (i.e., generic) drugs.  These changes are expected to result in reduced Medicaid reimbursement rates for retail pharmacies.  Reduced reimbursement rates could adversely affect our revenues and profits.

We are subject to governmental regulations and procedures and other legal requirements. A significant change in, or noncompliance with, these regulations, procedures and requirements could have a material adverse effect on profitability.

Our retail drugstore, pharmacy benefit and health services businesses are subject to numerous federal, state and local regulations. Changes in these regulations may require extensive system and operating changes that may be difficult to implement. Untimely compliance or noncompliance with applicable regulations could result in the imposition of civil and criminal penalties that could adversely affect the continued operation of our business, including: suspension of payments from government programs; loss of required government certifications; loss of authorizations to participate in or exclusion from government reimbursement programs, such as the Medicare and Medicaid programs; loss of licenses; or significant fines or monetary penalties, and could adversely affect the continued operation of our business. The regulations to which we are subject include, but are not limited to: federal, state and local registration and regulation of pharmacies; applicable Medicare and Medicaid regulations; the Health Insurance Portability and Accountability Act, or HIPAA; accounting standards; tax laws and regulations; laws and regulations relating to the protection of the environment and health and safety matters, including those governing exposure to, and the management and disposal of, hazardous substances; regulations of the U.S. Food and Drug Administration, the U.S. Federal Trade Commission, the Drug Enforcement Administration, and the Consumer Product Safety Commission, as well as state regulatory authorities, governing the sale, advertisement and promotion of products we sell; anti-kickback laws; false claims laws; laws against the corporate practice of medicine; and federal and state laws governing the practice of the profession of pharmacy. In addition, we are party to a Corporate Integrity Agreement with the U.S. Department of Health and Human Services under which we have agreed to maintain a corporate compliance program.  We are also governed by federal and state laws of general applicability, including laws regulating matters of working conditions, health and safety and equal employment opportunity.  In addition, we could have exposure if we are found to have infringed another party's intellectual property rights.

Our ability to hire and retain pharmacy personnel is important to the continued success of our business.

As our business expands, we believe that our future success will depend greatly on our continued ability to attract and retain skilled and qualified pharmacists. The retail drugstore industry is experiencing an ongoing shortage of licensed pharmacists. This has resulted in continued upward pressure on pharmacist compensation packages. Although we generally have been able to meet our pharmacist staffing requirements in the past, any future inability to do so could limit our ability to offer extended pharmacy hours and negatively impact our revenue and our ability to deliver high levels of customer service.

Should a product liability issue, recall or personal injury issue arise, inadequate product or other liability insurance coverage or our inability to maintain such insurance may result in a material adverse effect on our business and financial condition.

Products that we sell could become subject to contamination, product tampering, mislabeling, recall or other damage. In addition, errors in the dispensing and packaging of pharmaceuticals could lead to serious injury. Product liability or personal injury claims may be asserted against us with respect to any of the products or pharmaceuticals we sell or services we provide. Our health and wellness business also involves exposure to professional liability claims related to medical care.  Should a product or other liability issue arise, the coverage limits under our insurance programs and the indemnification amounts available to us may not be adequate to protect us against claims. We also may not be able to maintain this insurance on acceptable terms in the future. Damage to our reputation in the event of a product liability or personal injury issue or judgment against us or a product recall could have an adverse effect on our business, financial condition or results of operations.

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

Our performance may be negatively influenced by changes in national, regional or local economic conditions and consumer confidence. External factors that affect consumer confidence and over which we exercise no influence include unemployment rates, levels of personal disposable income, national, regional or local economic conditions, the introduction of new merchandise or brand and generic prescription drugs, and acts of war or terrorism. Changes in economic conditions and consumer confidence could adversely affect consumer preferences, purchasing power and spending patterns. A decrease in overall consumer spending as a result of changes in economic conditions could adversely affect our front-end and pharmacy sales. Profit margins are greater on front-end sales than on pharmacy sales, and any decrease in sales of front-end products would have a negative impact on our profitability. All these factors could impact our revenues, operating results and financial condition.

Our profitability can be adversely affected by a decrease in the introduction of new brand name and generic prescription drugs.

Our sales and profit margins are affected by the introduction of new brand name and generic drugs.  New brand name drugs can result in increased drug utilization and associated sales revenues, while the introduction of lower priced generic alternatives typically result in higher gross profit margins.  Accordingly, a decrease in the number of significant new drugs or generics successfully introduced could adversely affect our results of operations.

If we fail to offer the merchandise and services that our customers want, our sales may be affected.

Our success depends on our ability to offer a superior shopping experience, a quality assortment of available merchandise and superior customer service. We must identify, obtain supplies of, and offer to our customers, attractive, innovative and high-quality merchandise on a continuous basis. Our products and services must satisfy the desires of our customers, whose preferences may change in the future.  If we misjudge either the demand for products and services we sell or our customers’ purchasing habits and tastes, we may be faced with excess inventories of some products and missed opportunities for products and services we chose not to offer.  In addition, our sales may decline or we may be required to sell the merchandise we have obtained at lower prices. This would have a negative effect on our business and results of operations.

We have made and expect to continue to make acquisitions that could disrupt our operations and harm our operating results.

We have grown our business through acquisitions in recent years and expect to continue to acquire drugstore chains, independent drugstores and related businesses in the future. Acquisitions involve numerous risks, including difficulties in integrating the operations and personnel of the acquired companies, distraction of management from overseeing our existing operations, difficulties in entering markets in which we have no or limited direct prior experience, and difficulties in achieving the synergies we anticipated. Acquisitions may also cause us to significantly increase our interest expense, leverage and debt service requirements if we incur additional debt to pay for an acquisition, issue common stock that would dilute our current shareholders’ percentage ownership, or incur write-offs and restructuring and other related expenses.  No assurance can be given that our acquisitions will be successful and will not materially adversely affect our results of operations.

Our credit ratings are important to our cost of capital and lease terms for our stores.

The major credit rating agencies have given us and our corporate debt investment grade credit ratings. These ratings are based on a number of factors, which include our financial strength and financial policies. We aim to maintain our high ratings as they serve to lower our borrowing costs and facilitate our access to a variety of lenders and other creditors, including landlords for our leased stores, on terms that we consider advantageous to our business.  Failure to maintain our credit ratings could adversely affect our cost of funds, liquidity, competitive position and access to capital markets.

There are a number of additional business risks which could adversely affect our financial results.

Our success depends on our ability to establish effective advertising, marketing and promotional programs. If we are unsuccessful in our advertising, merchandising or promotional strategies, sales or sales margins could be negatively affected. Our success also depends on our continued ability to attract and retain store and management personnel, and the loss of key personnel could have an adverse effect on the results of our operations, financial condition or cash flow. We also may not be able to successfully and timely implement new computer systems and technology or business processes, or may experience disruptions or delays to the computer systems we depend on to manage our ordering, pricing, point-of-sale, inventory replenishment and other processes, which could adversely impact our operations and our ability to attract and retain customers. Severe weather conditions, terrorist activities, health epidemics or pandemics or the prospect of these events can impact our store operations or damage our facilities in affected areas or have an adverse impact on consumer confidence levels and spending in our stores. Furthermore, the products we sell are sourced from a wide variety of domestic and international vendors, and any future inability to find qualified vendors and access products in a timely and efficient manner could adversely impact our business.

Item 1B.                  Unresolved Staff Comments

There are no unresolved staff comments outstanding with the Securities and Exchange Commission at this time.

Item 2.	Properties

The company's locations by state for fiscal 2008 and 2007 are listed below.

State	2008	2007	State	2008	2007	State	2008	2007
Alabama	90	67	Maine	9	1	Oregon	62	47
Arizona	241	234	Maryland	48	38	Pennsylvania	106	83
Arkansas	50	45	Massachusetts	153	126	Rhode Island	26	20
California	525	476	Michigan	211	190	South Carolina	83	66
Colorado	150	130	Minnesota	122	111	South Dakota	13	13
Connecticut	109	71	Mississippi	63	51	Tennessee	242	213
Delaware	64	59	Missouri	180	165	Texas	631	587
District of Columbia	3	-	Montana	11	9	Utah	36	27
Florida	781	736	Nebraska	56	49	Vermont	4	2
Georgia	166	125	Nevada	76	63	Virginia	93	72
Hawaii	1	-	New Hampshire	31	20	Washington	115	106
Idaho	32	20	New Jersey	138	101	West Virginia	11	1
Illinois	549	528	New Mexico	57	54	Wisconsin	221	195
Indiana	205	181	New York	208	117	Wyoming	8	8
Iowa	68	59	North Carolina	148	113	Guam	1	-
Kansas	61	57	North Dakota	1	1	Puerto Rico	95	73
Kentucky	89	69	Ohio	259	223	TOTAL	6,934	5,997
Louisiana	127	109	Oklahoma	105	86

Most of the company's stores are leased.  The leases are for various terms and periods.  See Note 2, "Leases" on page 29 of the 2008 Annual Report, which section is incorporated herein by reference.  The company owns approximately 19.9% of the retail stores open at August 31, 2008.  The company has a moderate expansion program of adding new stores and remodeling and relocating existing stores.  Net retail selling space was increased from 66 million square feet at August 31, 2007, to 73 million square feet at August 31, 2008.  Approximately 38.5% of company stores have been opened or remodeled during the past five years.

The company's retail store operations are supported by thirteen major distribution centers with a total of approximately 11 million square feet of space in all distribution centers, of which 7 million square feet is owned.  The remaining space is leased.  All distribution centers are served by modern systems for order processing control, operating efficiencies and rapid merchandise delivery to stores.  In addition, the company uses public warehouses to handle certain distribution needs.  A new distribution center in Anderson, South Carolina opened in fiscal 2007.  A new distribution center is scheduled to open in Windsor, Connecticut in fiscal 2009.

There are 31 principal office facilities containing approximately 3 million square feet of which approximately 2 million square feet is owned and the remainder is leased.  The company operates two mail service facilities containing approximately 237 thousand square feet of which approximately 133 thousand square feet is owned and the remainder is leased.

The company also owns 28 strip shopping malls containing approximately 1 million square feet of which approximately 683 thousand square feet is leased to others.

Item 3.	Legal Proceedings

The information in response to this item is incorporated herein by reference to Note 7 "Contingencies" on page 31 of the 2008 Annual Report.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year.

Item 4.1                  Executive Officers of the Registrant

The following information is furnished with respect to each executive officer of the company as of October 15, 2008:

NAME AND BUSINESS EXPERIENCE	AGE	OFFICE HELD

Alan G. McNally	62	Chairman of the Board and Acting Chief Executive Officer
Special Advisor to Harris Financial Corporation since January 2007
Director of Harris Financial Corporation May 2006 to December 2006
Chairman of the Board of Harris Financial Corporation April 1998 to May 2006
Chairman of the Board of Harris Trust and Savings Bank and Harris Bankcorp, Inc. April 1995 to January 2004
Chief Executive Officer of Harris Trust and Savings Bank and Harris Bankcorp. Inc. from September 1993 to September 2002
Senior Advisor to TeleTech North America February 2003 to September 2006
Director since 1999

Gregory D. Wasson	50	President and Chief Operating Officer
President and Chief Operating Officer since May 2007
Executive Vice President from October 2005 to April 2007
Senior Vice President February 2004 to October 2005
Vice President October 2001 to February 2004
President, Walgreens Health Initiatives, Inc. March 2002 to April 2007

George J. Riedl	48	Executive Vice President
Executive Vice President since January 2006
Senior Vice President January 2003 to January 2006

Mark A. Wagner	47	Executive Vice President
Executive Vice President since March 2006
Senior Vice President February 2002 to March 2006

Stanley B. Blaylock	45	Senior Vice President
Senior Vice President since January 2008
Vice President October 2007 to January 2008
Divisional Vice President January 2007 to October 2007
Senior Vice President, Walgreens Health Services January 2007 to October 2007
Vice President, Specialty Pharmacy, Walgreens Health Services August 2006 to January 2007
President and Chief Executive Officer, Medmark Inc. October 2005 to August 2006
President, Medmark Inc. June 2005 to October 2005
Executive Vice President, Chief Financial Officer and Chief Administrative Officer, Medmark Inc. August 2003 to June 2005

R. Bruce Bryant	58	Senior Vice President
Senior Vice President since September 2000

Sona Chawla	41	Senior Vice President
Senior Vice President since July 2008
Vice President, Global Online Business, Dell, Inc. December 2006 to May 2008
Executive Vice President, Online Sales, Service and Marketing, Wells Fargo & Company March 2005 to October 2006
Executive Vice President, Web Channel Management, Wells Fargo & Company June 2003 to February 2005

Kermit R. Crawford	49	Senior Vice President
Senior Vice President since September 2007
Vice President from October 2005 to September 2007
Executive Vice President, Walgreens Health Initiatives, Inc. October 2005 to September 2007
Vice President, Walgreens Health Initiatives, Inc. September 2004 to October 2005
Operations Vice President October 2000 to September 2004

Debra M. Ferguson	51	Senior Vice President
Senior Vice President since February 2007
Operations Vice President April 2002 to April 2007

Dana I. Green	58	Senior Vice President, General Counsel and Corporate Secretary
Senior Vice President, General Counsel and Corporate Secretary since January 2005
Senior Vice President February 2004 to January 2005
Vice President May 2000 to February 2004

OFFICERS OF THE REGISTRANT – continued:

NAME AND BUSINESS EXPERIENCE	AGE	OFFICE HELD

William M. Handal	59	Senior Vice President
Senior Vice President since March 2006
Operations Vice President September 2000 to March 2006

Donald C. Huonker, Jr.	47	Senior Vice President
Senior Vice President since July 2007
Vice President from April 2006 to July 2007
Vice President, Pharmacy Services April 2005 to April 2006
Operations Vice President April 2003 to April 2005

J. Randolph Lewis	58	Senior Vice President
Senior Vice President since January 2000

Wade D. Miquelon	43	Senior Vice President and Chief Financial Officer
Senior Vice President and Chief Financial Officer since June 2008
Executive Vice President and Chief Financial Officer, Tyson Foods, Inc. June 2006 to June 2008
Vice President, Finance, Western Europe, The Proctor & Gamble Company September 2003 to June 2006

Hal F. Rosenbluth	56	Senior Vice President
Senior Vice President since August 2008
Vice President April 2008 to August 2008
Chairman, Take Care Health Systems since October 2004
Chairman and Chief Executive Officer, Rosenbluth International through November 2003

William M. Rudolphsen	53	Senior Vice President and Chief Risk Officer
Senior Vice President and Chief Risk Officer since June 2008
Senior Vice President and Chief Financial Officer January 2004 to June 2008
Controller January 1998 to January 2004

William A. Shiel	57	Senior Vice President
Senior Vice President since July 1993

Kevin P. Walgreen	47	Senior Vice President
Senior Vice President since January 2006
Operations Vice President January 1995 to January 2006

Kenneth R. Weigand	51	Senior Vice President
Senior Vice President since January 2007
Vice President January 2005 to January 2007
Divisional Vice President May 2000 to January 2005

Kimberly L. Feil	49	Vice President and Chief Marketing Officer
Vice President and Chief Marketing Officer since September 2008
Senior Vice President and Chief Marketing Officer, Sara Lee North America September 2005 to May 2008
Vice President and Senior Marketing Officer, Kimberly-Clark Corporation February 2005 to September 2005
Chief Executive Officer, Mosaic InfoForce, March 2003 to February 2005

Mia M. Scholz	42	Vice President and Controller
Vice President since October 2007
Controller since January 2004
Divisional Vice President January 2004 to October 2007
Director, Internal Audit November 1999 to January 2004

John W. Spina	49	Vice President and Treasurer
Vice President and Treasurer since April 2007
Operations Vice President April 2005 to April 2007
Director, Drugstore Administration April 2003 to April 2005

OFFICERS OF THE REGISTRANT - continued:

NAME AND BUSINESS EXPERIENCE	AGE	OFFICE HELD

David A. Van Howe	50	Vice President
Vice President since April 2007
Divisional Vice President January 2004 to April 2007

Denise K. Wong	50	Vice President and Chief Information Officer
Vice President and Chief Information Officer since May 2007
Divisional Vice President December 2001 to May 2007

Robert G. Zimmerman	56	Vice President
Vice President since April 2006
Chief Administration and Finance Officer, Walgreens Health Initiatives, Inc. since April 2006
Divisional Vice President, Walgreens Health Initiatives, Inc. September 2001 to April 2006

Chester G. Young	63	General Auditor
Divisional Vice President since January 1995

Kevin P. Walgreen is the son of Charles R. Walgreen III, who is a director of the company.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The company's common stock is listed on the New York Stock Exchange, Chicago Stock Exchange and The Nasdaq Stock Market LLC under the symbol WAG.  As of September 30, 2008 there were approximately 97,000 recordholders of company common stock.

The range of the sales prices of the company's common stock by quarters during the years ended August 31, 2008 and August 31, 2007 are incorporated herein by reference to the caption "Common Stock Prices" on page 35 of the 2008 Annual Report.

The company's cash dividends per common share during the two fiscal years ended August 31 are as follows:

Quarter Ended	2008	2007
November	$.0950	$.0775
February	.0950	.0775
May	.0950	.0775
August	.1125	.0950
Fiscal Year	$.3975	$.3275

The following table provides information about purchases by the company during the quarter ended August 31, 2008 of equity securities that are registered by the company pursuant to Section 12 of the Exchange Act:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
06/01/2008 - 06/30/2008	-	-	-	$655,123,821
07/01/2008- 07/31/2008	1,000,000	$37.3743	-	$655,123,821
08/01/2008-08/31/2008	1,000,000	$36.4917	-	$655,123,821
Total	2,000,000	$36.9330	-	$655,123,821

(1)
The company repurchased an aggregate of 2,000,000 shares of its common stock in open-market transactions to satisfy the requirements of the company's employee stock purchase and option plans, as well as the company's Nonemployee Director Stock Plan.  These share repurchases were not made pursuant to a publicly announced repurchase plan or program.

(2)
On January 10, 2007, the Board of Directors approved a stock repurchase program ("2007 repurchase program"), pursuant to which up to $1,000 million of the company's common stock may be purchased prior to the expiration date of the program on January 10, 2011.  This program was announced in the company's report on Form 8-K, which was filed on January 11, 2007.  The total remaining authorization under the repurchase program was $655,123,821 as of August 31, 2008.

Item 6.                    Selected Financial Data

The information in response to this item is incorporated herein by reference to the caption "Five-Year Summary of Selected Consolidated Financial Data" on page 17 of the 2008 Annual Report.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The information in response to this item is incorporated herein by reference to the caption "Management's Discussion and Analysis of Results of Operations and Financial Condition" on pages 18 through 22 of the 2008 Annual Report.

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

Based on their evaluation as of August 31, 2008 pursuant to Exchange Act Rule 13a-15(b), the company's management, including its Chief Executive Officer and Chief Financial Officer, believe the company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) are effective.

Management's report on internal control and the attestation report of Deloitte & Touche LLP, the company's independent registered public accounting firm, are included in our Annual Report to Shareholders for the year ended August 31, 2008 and are incorporated in this Item 9A by reference.  Our 2008 Annual Report to Shareholders is included as an Exhibit to this Annual Report on Form 10-K.

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

Item 9B.	Other Information

On October 8, 2008, the company’s Board of Directors amended and restated the Walgreen Co. Management Incentive Plan effective as of September 1, 2008.  Among other things, the amendment provides greater discretion to the Compensation Committee: (1) to select bonus performance metrics each year; (2) to set bonus targets each year and to vary those targets (and the variability around those targets) for different levels of employees; and (3) to adjust bonuses up or down based on individual performance.  The amended and restated Walgreen Co. Management Incentive Plan is filed as Exhibit 10.3 to this Form 10-K.

PART III

Item 10.	Directors, Executive Officer and Corporate Governance

The information required by Item 10, with the exception of the information relating to the executive officers of the company, which is presented in Item I above under the heading "Executive Officers of the Registrant," is incorporated herein by reference to the following sections of the company's 2008 Proxy Statement:  Proposal 1, Election Of Directors; Information Concerning Corporate Governance, the Board of Directors and its Committees; and Section 16(a) Beneficial Ownership Reporting Compliance.

Item 11.	Executive Compensation

The information required by Item 11 is incorporated herein by reference to the following sections of the company's 2008 Proxy Statement: Compensation of Directors; and Executive Compensation – Compensation Disclosure and Analysis.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is incorporated herein by reference to the following sections of the company's 2008 Proxy Statement: Security Ownership of Certain Beneficial Owners; and Management and Equity Plan Information.

Item 13.	Certain Relationships and Related Party Transactions and Director Independence

The information required by Item 13 is incorporated herein by reference to the following sections of the company's 2008 Proxy Statement: Certain Relationships and Related Party Transactions; and Information Concerning Corporate Governance.

Item 14.	Principal Accounting Fees and Services

Fees Paid to the Independent Registered Public Accounting Firm

All fees billed by Deloitte & Touche LLP for services rendered during fiscal years 2008 and 2007 are as follows:

	Fiscal Year 2008	Fiscal Year 2007
Audit Fees (1)	$1,980,000	$1,916,000
Audit-Related Fees (2)	11,000	11,000
Tax Fees (3)	22,000	77,000
All Other Fees	—	—
Total Fees	$2,013,000	$2,004,000

(1)
Audit fees cover:  professional services performed by Deloitte in the audit of the Company’s annual financial statements included in the annual report on Form 10-K; audit of the effectiveness of internal control over financial reporting; the review of financial statements included in the Company’s quarterly reports on Form 10-Q; and services normally provided in connection with statutory and regulatory filings or engagements.

(2)
Audit-related fees consist of fees billed for assurance and related services performed by Deloitte that are reasonably related to the performance of the audit or review of the Company’s financial statements.  This includes audits of employee benefits plans and consultations with respect to financial reporting and accounting standards.  There were no audit-related fees approved during fiscal years 2008 and 2007 pursuant to the de minimis exception under Rule 2-01(c)(7)(i)(C) of Regulation S-X promulgated by the SEC.

(3)
Tax fees consist of fees billed for professional services performed by Deloitte with respect to tax compliance, tax advice and tax planning.  This includes preparation of original and amended tax returns for the Company and its subsidiaries, refund claims, tax appeals, and tax work stemming from “Audit-Related” items.  There were no tax fees approved during fiscal years 2008 and 2007 pursuant to the de minimis exception provided in Rule 2-01(c)(7)(i)(C) of Regulation S-X promulgated by the SEC.

Pre-Approval of Services Provided By the Independent Registered Public Accounting Firm

The Audit Committee is responsible for appointing, setting compensation for and overseeing the work of the Company’s independent registered public accounting firm, and has established a policy concerning the preapproval of services performed by the Company’s independent registered public accounting firm.  Each proposed engagement not specifically identified by the SEC as impairing independence is evaluated for independence implications prior to entering into a contract with the independent registered public accounting firm for such services.  The Audit Committee has approved in advance certain permitted services whose scope is consistent with auditor independence.  These services are (i) statutory audits of Company subsidiaries, (ii) services associated with SEC registration statements, other documents filed with the SEC or other documents issued in connection with securities offerings (for example, comfort letters or consents), (iii) consultations related to adoption of new accounting or auditing pronouncements, disclosure requirements or other accounting related regulations, and (iv) audits of employee benefit plans.  If the project is in a permitted category, it is considered pre-approved by the Audit Committee. All other services require specific pre-approval by the Audit Committee. Engagements with total fees less than $100,000 require the approval of one member of the Audit Committee. Engagements with total fees greater than $100,000 require the approval of the full Audit Committee. On a quarterly basis, the Audit Committee reviews a summary listing all service fees, along with a reasonably detailed description of the nature of the engagement.

All audit, audit-related, and tax services performed by Deloitte in fiscal year 2008 were pre-approved by the Audit Committee in accordance with the regulations of the SEC.  The Audit Committee considered and determined that the provision of nonaudit services by Deloitte during fiscal year 2008 was compatible with maintaining auditor independence.

Review of Deloitte’s Independence

On September 22, 2008, Deloitte advised us that it had recently become aware of unauthorized personal securities transactions in the Company’s securities by a Deloitte partner who served as the advisory partner on Deloitte’s audit team for the Company until his resignation from Deloitte in September 2008 (the “Former Advisory Partner”).  Deloitte believes that the Former Advisory Partner engaged in trading in the Company’s common stock, or options relating thereto, as well as common stock, or options relating thereto, issued by Option Care, Inc., which was acquired by the Company in 2007.  The Company’s Deloitte audit engagement team consisted of an Audit Partner, a Concurring Partner, the Former Advisory Partner, a Senior Manager and additional Deloitte professional staff.  The Audit Partner had responsibility for all substantive issues with respect to the planning, scope and conduct of the Company’s audit, while the Former Advisory Partner was responsible for client relationship management and service assessment.  Pursuant to the SEC’s rules, and to Deloitte’s own rules, on auditor independence, the Former Advisory Partner was not permitted to own or trade in the Company’s securities.

Deloitte has informed the Company that Deloitte’s investigation of the facts and circumstances related to the Former Advisory Partner determined that, notwithstanding the violation of the SEC’s independence rules, Deloitte’s objectivity and integrity with respect to the Company’s audits was unaffected such that Deloitte’s independence with respect to the audits remained unimpaired and that, in Deloitte’s opinion, it remains independent.  Accordingly, in the written disclosures and the letter from Deloitte & Touche LLP required by Independence Standards Board Standard No. 1 and the rules of the Public Company Accounting Oversight Board (PCAOB), Deloitte stated that the behavior of the Former Advisory Partner had not impaired Deloitte’s independence with respect to the Company and that Deloitte remained independent accountants with respect to the Company, within the meaning of the Securities Act and the Securities Exchange Act and the requirements of the PCAOB.  In discussions with the Audit Committee, Deloitte stated that its conclusion was based on, among other things, the results of its internal investigation, which concluded that (i) the Audit Partner, rather than the Former Advisory Partner, was responsible for the planning, scope and conduct of the Company’s audits, including setting materiality levels and determining audit procedures, (ii) while the Former Advisory Partner did review the audit plan document and offer high-level editorial comments, he did not offer any substantive changes, (iii) the Former Advisory Partner did not prepare or review work papers with respect to the Company’s audits, (iv) although he was made aware of certain technical issues, the Former Advisory Partner was not consulted on any technical accounting, auditing or independence issues related to the Company’s audits by the Audit Partner, the Concurring Partner or any other members of the audit engagement team, and (v) no Deloitte personnel, including the audit engagement team, had any knowledge of the Former Advisory Partner’s trading activities.

Following Deloitte’s disclosure, the Company and the Audit Committee engaged counsel to independently investigate the facts relating to the Former Advisory Partner.  In the course of the investigation, counsel interviewed relevant Deloitte personnel and the members of the Company’s executive team who had regular contact with the Former Advisory Partner.  Counsel informed the Audit Committee that its investigation had confirmed that (i) none of the Company executives interviewed by counsel could recall the Former Advisory Partner participating in any steps of the actual audit process or in any discussions regarding accounting treatment of any items appearing on the Company’s financial statements, (ii) while the Former Advisory Partner regularly attended Audit Committee meetings, neither management nor the Audit Committee looked to the Former Advisory Partner for input on substantive issues relating directly to the Company at those meetings, (iii) the Deloitte Audit Partner always led the discussions relating to all aspects of the audit at Audit Committee meetings, while the Former Advisory Partner’s role at Audit Committee meetings was limited to comments on the qualifications and firm-wide legal risk exposure of Deloitte, any PCAOB reviews of Deloitte, non-audit services that Deloitte might be able to offer the Company, client satisfaction issues, and global best practices for audit committees, and (iv) none of the interviewed Company employees had any indication that the Former Advisory Partner had engaged in securities trading activities that may have violated the independence rules of the SEC, or of Deloitte, prior to September 22, 2008.  Furthermore, in the course of an Audit Committee meeting the Audit Committee Chairman confirmed with each of the members of the Audit Committee, as well as with the Company’s Chief Executive Officer and Chief Operating Officer, that their experiences with the Former Advisory Partner were consistent with the foregoing.

Based on the report by Deloitte and the results of the independent investigation by counsel, the Audit Committee concluded that, notwithstanding the actions of the Former Advisory Partner resulting in the violation of the SEC’s auditor independence rule, Deloitte’s independence with respect to the Company was not impaired.  Following this determination, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in the Company’s Annual Report on Form 10-K for the year ended August 31, 2008.  After a review of the quality of Deloitte’s audit work, the professional abilities and experience of the Deloitte staff assigned to the audit and Deloitte’s internal controls designed to provide reasonable assurance of independence, the Audit Committee appointed Deloitte & Touche LLP as the Company’s independent registered public accounting firm for the fiscal year ending August 31, 2009.

The Company and Deloitte subsequently discussed their conclusions regarding the Former Advisory Partner with, and on October 20, 2008 the Company furnished a detailed written analysis to, the staff of the SEC.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	Documents filed as part of this report

(1)	The following financial statements, supplementary data, and report of independent public accountants appearing in the 2008 Annual Report are incorporated herein by reference.

(2)	The following financial statement schedule and related report of the independent registered public accounting firm is included herein.

10-K Page Number
Schedule II Valuation and Qualifying Accounts	24
Report of Independent Registered Public Accounting Firm	25

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

1.
Underwriting Agreement dated July 14, 2008, by and among Walgreen Co. and Banc of America Securities LLC and J.P. Morgan Securities Inc., as representatives of the several underwriters named therein, filed with the Securities and Exchange Commission on July 17, 2008 as Exhibit 1.1 to the Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604), and incorporated by reference herein.

2.1
Agreement and Plan of Merger, dated as of July 2, 2007, by and among Walgreen Co., Bison Acquisition Sub Inc. and Option Care, Inc., filed with the Securities and Exchange Commission on July 3, 2007 as Exhibit 2.1 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604), and incorporated by reference herein.

2.2
Agreement and Plan of Merger dated March 14, 2008 by and among Walgreen Co., Putter Acquisition Sub, Inc. and I-trax, Inc., filed with the Securities and Exchange Commission on March 17, 2008 as Exhibit 2.1 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604), and incorporated by reference herein.

3.1
Articles of Incorporation of Walgreen Co., as amended, filed with the Securities and Exchange Commission as Exhibit 3(a) to Walgreen Co.’s Quarterly Report on Form 10-Q for the quarter ended February 28, 1999 (File No. 1-00604), and incorporated by reference herein.

3.2
Amended and Restated By-Laws of Walgreen Co., as amended effective as of September 1, 2008, filed with the Securities and Exchange Commission on September 5, 2008 as Exhibit 3.1 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604), and incorporated by reference herein.

4.1
Form of 4.875% Note due 2013, filed with the Securities and Exchange Commission on July 17, 2008 as Exhibit 4.1 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604), and incorporated by reference herein.

4.2
Form of Indenture between Walgreen Co. and Wells Fargo Bank, National Association, filed with the Securities and Exchange Commission on July 14, 2008 as Exhibit 4.3 to the Walgreen Co.’s registration statement on Form S-3ASR (File No. 333-152315), and incorporated by reference herein.

10.1
Top Management Long-Term Disability Plan, filed with the Securities and Exchange Commission as Exhibit 10 to Walgreen Co.’s Annual Report on Form 10-K for the fiscal year ended August 31, 1990 (File No. 1-00604), and incorporated by reference herein.

10.2
Executive Short-Term Disability Plan Description, filed with the Securities and Exchange Commission as Exhibit 10 to Walgreen Co.’s Annual Report on Form 10-K for the fiscal year ended August 31, 1990 (File No. 1-00604), and incorporated by reference herein.

10.3	Walgreen Co. Management Incentive Plan (as amended and restated effective September 1, 2008).

10.4
Walgreen Co. Long-Term Performance Incentive Plan (amendment and restatement of the Walgreen Co. Restricted Performance Share Plan), filed with the Securities and Exchange Commission on January 11, 2007 as Exhibit 10.1 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604), and incorporated by reference herein.

10.5
Walgreen Co. Long-Term Performance Incentive Plan Amendment No. 1 (effective January 10, 2007), filed with the Securities and Exchange Commission as Exhibit 10.2 to Walgreen Co.’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2007 (File No. 1-00604), and incorporated by reference herein.

10.6
Walgreen Co. Executive Stock Option Plan (effective January 11, 2006), as amended and restated, filed with the Securities and Exchange Commission on January 17, 2006 as Exhibit 10.1 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604), and incorporated by reference herein.

10.7
Walgreen Co. Executive Stock Option Plan Amendment No. 1 (effective October 11, 2006), filed with the Securities and Exchange Commission as Exhibit 10(a) to Walgreen Co.’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2006 (File No. 1-00604), and incorporated by reference herein.

10.8
Walgreen Co. Executive Stock Option Plan Amendment No. 2 (effective September 1, 2007), filed with the Securities and Exchange Commission as Exhibit 10(e)(iii) to Walgreen Co.’s Annual Report on Form 10-K for the fiscal year ended August 31, 2007, and incorporated by reference herein.

10.9
Form of Stock Option Agreement (Grades 12 through 17), filed with the Securities and Exchange Commission as Exhibit 10(e)(ii) to Walgreen Co.’s Annual Report on Form 10-K for the fiscal year ended August 31, 2004 (File No. 1-00604), and incorporated by reference herein.

10.10
Form of Stock Option Agreement (Grades 18 and above), filed with the Securities and Exchange Commission as Exhibit 10(e)(iii) to Walgreen Co.’s Annual Report on Form 10-K for the fiscal year ended August 31, 2004 (File No. 1-00604), and incorporated by reference herein.

10.11	Form of Stock Option Agreement (Grades 12 through 17) (effective September 1, 2008).

10.12	Form of Stock Option Agreement (Grades 18 and above) (effective September 1, 2008).

10.13	Form of Restricted Stock Unit Award Agreement (effective September 1, 2008).

10.14	Form of Performance Share Contingent Award Agreement (effective September 1, 2008).

10.15	Form of Restricted Stock Award Agreement (effective June 2008).

10.16
Walgreen Co. 1986 Director’s Deferred Fee/Capital Accumulation Plan, filed with the Securities and Exchange Commission as Exhibit 10 to Walgreen Co.’s Annual Report on Form 10-K for the fiscal year ended August 31, 1986 (File No. 1-00604), and incorporated by reference herein.

10.17
Walgreen Co. 1987 Director’s Deferred Fee/Capital Accumulation Plan, filed with the Securities and Exchange Commission as Exhibit 10 to Walgreen Co.’s Quarterly Report on Form 10-Q for the quarter ended November 30, 1986 (File No. 1-00604), and incorporated by reference herein.

10.18
Walgreen Co. 1988 Director’s Deferred Fee/Capital Accumulation Plan, filed with the Securities and Exchange Commission as Exhibit 10 to Walgreen Co.’s Quarterly Report on Form 10-Q for the quarter ended November 30, 1987 (File No. 1-00604), and incorporated by reference herein.

10.19
Walgreen Co. 1992 Director’s Deferred Retainer Fee/Capital Accumulation Plan, filed with the Securities and Exchange Commission as Exhibit 10 to Walgreen Co.’s Annual Report on Form 10-K for the fiscal year ended August 31, 1992 (File No. 1-00604), and incorporated by reference herein.

10.20
Walgreen Co. 1986 Executive Deferred Compensation/Capital Accumulation Plan, filed with the Securities and Exchange Commission as Exhibit 10 to Walgreen Co.’s Annual Report on Form 10-K for the fiscal year ended August 31, 1986 (File No. 1-00604), and incorporated by reference herein.

10.21
Walgreen Co. 1988 Executive Deferred Compensation/Capital Accumulation Plan, filed with the Securities and Exchange Commission as Exhibit 10 to Walgreen Co.’s Quarterly Report on Form 10-Q for the quarter ended November 30, 1987 (File No. 1-00604), and incorporated by reference herein.

10.22
Amendments to Walgreen Co. 1986 and 1988 Executive Deferred Compensation/Capital Accumulation Plans, filed with the Securities and Exchange Commission as Exhibit 10 to Walgreen Co.’s Quarterly Report on Form 10-Q for the quarter ended November 30, 1988 (File No. 1-00604), and incorporated by reference herein.

10.23
Walgreen Co. 1992 Executive Deferred Compensation/Capital Accumulation Plan Series 1, filed with the Securities and Exchange Commission as Exhibit 10 to Walgreen Co.’s Annual Report on Form 10-K for the fiscal year ended August 31, 1992 (File No. 1-00604), and incorporated by reference herein.

10.24
Walgreen Co. 1992 Executive Deferred Compensation/Capital Accumulation Plan Series 2, filed with the Securities and Exchange Commission as Exhibit 10 to Walgreen Co.’s Annual Report on Form 10-K for the fiscal year ended August 31, 1992 (File No. 1-00604), and incorporated by reference herein.

10.25
Walgreen Co. 1997 Executive Deferred Compensation/Capital Accumulation Plan Series 1, filed with the Securities and Exchange Commission as Exhibit 10(c) to Walgreen Co.’s Quarterly Report on Form 10-Q for the quarter ended February 28, 1997 (File No. 1-00604), and incorporated by reference herein.

10.26
Walgreen Co. 1997 Executive Deferred Compensation/Capital Accumulation Plan Series 2, filed with the Securities and Exchange Commission as Exhibit 10(d) to Walgreen Co.’s Quarterly Report on Form 10-Q for the quarter ended February 28, 1997 (File No. 1-00604), and incorporated by reference herein.

10.27
Walgreen Co. 2001 Executive Deferred Compensation/Capital Accumulation Plan, filed with the Securities and Exchange Commission as Exhibit 10(g) to Walgreen Co.’s Annual Report on Form 10-K for the fiscal year ended August 31, 2001 (File No. 1-00604), and incorporated by reference herein.

10.28
Walgreen Co. 2002 Executive Deferred Compensation/Capital Accumulation Plan, filed with the Securities and Exchange Commission as Exhibit 10(g) to Walgreen Co.’s Annual Report on Form 10-K for the fiscal year ended August 31, 2002 (File No. 1-00604), and incorporated by reference herein.

10.29
Walgreen Co. 2006 Executive Deferred Compensation/Capital Accumulation Plan (effective January 1, 2006), filed with the Securities and Exchange Commission as Exhibit 10(b) to Walgreen Co.’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2005 (File No. 1-00604), and incorporated by reference herein.

10.30
Share Walgreens Stock Purchase/Option Plan (effective October 1, 1992), as amended, filed with the Securities and Exchange Commission as Exhibit 10(d) to Walgreen Co.’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2003 (File No. 1-00604), and incorporated by reference herein.

10.31
Share Walgreens Stock Purchase/Option Plan Amendment No. 4 (effective July 15, 2005), as amended, filed with the Securities and Exchange Commission as Exhibit 10(h)(ii) to Walgreen Co.’s Annual Report on Form 10-K for the fiscal year ended August 31, 2005 (File No. 1-00604), and incorporated by reference herein.

10.32
Share Walgreens Stock Purchase/Option Plan Amendment No. 5 (effective October 11, 2006), filed with the Securities and Exchange Commission as Exhibit 10(b) to Walgreen Co.’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2006 (File No. 1-00604), and incorporated by reference herein.

10.33
Walgreen Select Senior Executive Retiree Medical Expense Plan, filed with the Securities and Exchange Commission as Exhibit 10(j) to Walgreen Co.’s Annual Report on Form 10-K for the fiscal year ended August 31, 1996 (File No. 1-00604), and incorporated by reference herein.

10.34
Walgreen Select Senior Executive Retiree Medical Expense Plan Amendment No. 1 (effective August 1, 2002), filed with the Securities and Exchange Commission as Exhibit 10(a) to Walgreen Co.’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2003 (File No. 1-00604), and incorporated by reference herein.

10.35
Walgreen Co. Profit-Sharing Restoration Plan (as restated effective January 1, 2003), filed with the Securities and Exchange Commission as Exhibit 10(b) to Walgreen Co.’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2003 (File No. 1-00604), and incorporated by reference herein.

10.36	Walgreen Co. Profit-Sharing Restoration Plan Amendment No. 1 (effective January 1, 2008).

10.37
Walgreen Co. Retirement Plan for Outside Directors, filed with the Securities and Exchange Commission as Exhibit 10 to Walgreen Co.’s Annual Report on Form 10-K for the fiscal year ended August 31, 1989 (File No. 1-00604), and incorporated by reference herein.

10.38
Walgreen Section 162(m) Deferred Compensation Plan (effective October 12, 1994), filed with the Securities and Exchange Commission as Exhibit 10(d) to Walgreen Co.’s Quarterly Report on Form 10-Q for the quarter ended November 30, 1994 (File No. 1-00604), and incorporated by reference herein.

10.39
Walgreen Section 162(m) Deferred Compensation Plan Amendment No. 1 (effective July 9, 2003), filed with the Securities and Exchange Commission as Exhibit 10(n) to Walgreen Co.’s Annual Report on Form 10-K for the fiscal year ended August 31, 2003 (File No. 1-00604), and incorporated by reference herein.

10.40
Walgreen Section 162(m) Deferred Compensation Plan Amendment No. 2 (effective January 1, 2008), filed with the Securities and Exchange Commission as Exhibit 10(a) to Walgreen Co.’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2007 (File No. 1-00604), and incorporated by reference herein.

10.41
Walgreen Co. Nonemployee Director Stock Plan, as amended and restated (effective January 14, 2004), filed with the Securities and Exchange Commission as Exhibit 10(a) to Walgreen Co.’s Quarterly Report on Form 10-Q for the quarter ended February 29, 2004 (File No. 1-00604), and incorporated by reference herein.

10.42
Walgreen Co. Nonemployee Director Stock Plan Amendment No. 1 (effective October 12, 2005), filed with the Securities and Exchange Commission as Exhibit 10(a) to Walgreen Co.’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2005 (File No. 1-00604), and incorporated by reference herein.

10.43
Walgreen Co. Nonemployee Director Stock Plan Amendment No. 2 (effective October 11, 2006), filed with the Securities and Exchange Commission as Exhibit 10(f) to Walgreen Co.’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2006 (File No. 1-00604), and incorporated by reference herein.

10.44
Walgreen Co. Option 3000 Plan (effective May 2, 2000), filed with the Securities and Exchange Commission as Exhibit 10(e) to Walgreen Co.’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2003 (File No. 1-00604), and incorporated by reference herein.

10.45
Walgreen Co. Option 3000 Plan Amendment No. 1 (effective October 11, 2006), filed with the Securities and Exchange Commission as Exhibit 10(d) to Walgreen Co.’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2006 (File No. 1-00604), and incorporated by reference herein.

10.46
Walgreen Co. Broad-Based Stock Option Plan (effective July 10, 2002), filed with the Securities and Exchange Commission as Exhibit 10(p) to Walgreen Co.’s Annual Report on Form 10-K for the fiscal year ended August 31, 2002 (File No. 1-00604), and incorporated by reference herein.

10.47
Walgreen Co. Broad-Based Employee Stock Option Plan Amendment No. 1 (effective April 1, 2003), filed with the Securities and Exchange Commission as Exhibit 10(c) to Walgreen Co.’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2003 (File No. 1-00604), and incorporated by reference herein.

10.48
Walgreen Co. Broad-Based Employee Stock Option Plan Amendment No. 2 (effective October 11, 2006), filed with the Securities and Exchange Commission as Exhibit 10(e) to Walgreen Co.’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2006 (File No. 1-00604), and incorporated by reference herein.

10.49
Form of Memorandum Summarizing Executive Retirement Benefits, filed with the Securities and Exchange Commission as Exhibit 10(a) to Walgreen Co.’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2005 (File No. 1-00604), and incorporated by reference herein.

10.50
Form of Change of Control Employment Agreements, filed with the Securities and Exchange Commission as Exhibit 10 to Walgreen Co.’s Current Report on Form 8-K dated October 18, 1988 (File No. 1-00604), and incorporated by reference herein.

10.51
Amendment to Employment Agreements adopted July 12, 1989, filed with the Securities and Exchange Commission as Exhibit 10 to Walgreen Co.’s Annual Report on Form 10-K for the fiscal year ended August 31, 1989 (File No. 1-00604), and incorporated by reference herein.

10.52
Separation and Release Agreement entered into between Walgreen Co. and Trent E. Taylor, dated February 27, 2008, filed with the Securities and Exchange Commission on March 4, 2008 as Exhibit 99.1 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604), and incorporated by reference herein.

10.53
Retirement and Non-Competition Agreement effective as of October 10, 2008 between Jeffrey A. Rein and Walgreen Co., filed with the Securities and Exchange Commission on October 17, 2008 as Exhibit 99.1 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604), and incorporated by reference herein.

11.
The required information for this Exhibit is contained in the Consolidated Statements of Earnings and Shareholders Equity for the years ended August 31, 2008, 2007 and 2006 and also in the Notes to Consolidated Financial Statements, each appearing in the Annual Report and previously referenced in Part IV, Item 15, Section (a)(1).

12.	Computation of Ratio of Earnings to Fixed Charges.

13.
Annual Report to shareholders for the fiscal year ended August 31, 2008.  This report, except for those portions thereof which are expressly incorporated by reference in this Form 10-K, is being furnished for the information of the Securities and Exchange Commission and is not deemed to be "filed" as a part of the filing of this Form 10-K.

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

WALGREEN CO. AND SUBSIDIARIES

SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED AUGUST 31, 2008, 2007 AND 2006

(Dollars in Millions)

Classification	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions	Balance at End of Period

Allowances deducted from receivables for doubtful accounts -

Year Ended August 31, 2008	$69	$88	$(61)	$96

Year Ended August 31, 2007	$57	$72	$(60)	$69

Year Ended August 31, 2006	$45	$58	$(46)	$57

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Walgreen Co.:

We have audited the consolidated financial statements of Walgreen Co. and Subsidiaries (the "Company") as of August 31, 2008 and 2007, and for each of the three years in the period ended August 31, 2008, and the Company's internal control over financial reporting as of August 31, 2008, and have issued our report thereon dated October 28, 2008 (which report expresses an unqualified opinion and includes an explanatory paragraph related to the adoption of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, and Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)); such consolidated financial statements and report are included in your 2008 Annual Report to Shareholders and are incorporated herein by reference.  Our audits also included the consolidated financial statement schedule of the Company listed in Item 15.  This consolidated financial statement schedule is the responsibility of the Company's management.  Our responsibility is to express an opinion based on our audits.  In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois
October 28, 2008

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WALGREEN CO.
(Registrant)

By
/s/	Wade D. Miquelon	Senior Vice President and	Date: October 28, 2008
	Wade D. Miquelon	Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934 this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

	Name	Title	Date

/s/	Alan G. McNally	Chairman of the Board and	October 28, 2008
	Alan G. McNally	acting Chief Executive Officer
(Principal Executive Officer)

/s/	Wade D. Miquelon	Senior Vice President and	October 28, 2008
	Wade D. Miquelon	Chief Financial Officer
(Principal Financial
Officer)

/s/	Mia M. Scholz	Vice President and Controller	October 28, 2008
	Mia M. Scholz	(Principal Accounting Officer)

/s/	William C. Foote	Director	October 28, 2008
William C. Foote

/s/	Cordell Reed	Director	October 28, 2008
Cordell Reed

/s/	Nancy M. Schlichting	Director	October 28, 2008
Nancy M. Schlichting

/s/	David Y. Schwartz	Director	October 28, 2008
David Y. Schwartz

/s/	Alejandro Silva	Director	October 28, 2008
Alejandro Silva

/s/	James A. Skinner	Director	October 28, 2008
James A. Skinner

/s/	Marilou M. von Ferstel	Director	October 28, 2008
Marilou M. von Ferstel

/s/	C.R. Walgreen III	Director	October 28, 2008
C.R. Walgreen III