Form 10-Q
period 2008-11-30
WALGREEN CO
filed 2009-01-06
CIK 104207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED NOVEMBER 30, 2008

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
Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of "large accelerated filer”, “accelerated filer" and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☑ Accelerated Filer ☐ Non-accelerated filer ☐ (Do not check if a smaller reporting company) Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑

The number of shares outstanding of the registrant's Common Stock, $.078125 par value, as of November 30, 2008 was 986,744,871.

WALGREEN CO.

FORM 10-Q FOR THE QUARTER ENDED NOVEMBER 30, 2008

TABLE OF CONTENTS

PART I.             FINANCIAL INFORMATION

Item 1.	Consolidated Condensed Financial Statements (Unaudited)
	a)	Balance Sheets
	b)	Statements of Earnings
	c)	Statements of Cash Flows
	d)	Notes to Financial Statements
Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition
Item 3.	Qualitative and Quantitative Disclosure about Market Risk
Item 4.	Controls and Procedures

PART II.           OTHER INFORMATION

Item 1.	Legal Proceedings
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 6.	Exhibits

PART 1. FINANCIAL INFORMATION

Item 1.	WALGREEN CO. AND SUBSIDIARIES CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

The consolidated condensed financial statements included herein have been prepared by the company pursuant to the rules and regulations of the Securities and Exchange Commission.  The Consolidated Condensed Balance Sheets as of November 30, 2008, August 31, 2008 and November 30, 2007, the Consolidated Condensed Statements of Earnings for the three months ended November 30, 2008 and 2007, and the Consolidated Condensed Statements of Cash Flows for the three months ended November 30, 2008 and 2007, have been prepared without audit.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the company believes that the disclosures are adequate to make the information presented not misleading.  It is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the company's latest annual report on Form 10-K.

In the opinion of the company, the consolidated condensed statements for the unaudited interim periods presented include all adjustments, consisting of normal recurring adjustments, necessary to present a fair statement of the results for such interim periods.  Because of the influence of certain holidays, seasonal and other factors on the company's operations, net earnings for any interim period may not be comparable to the same interim period in previous years or necessarily indicative of earnings for the full year.

WALGREEN CO. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(UNAUDITED)
(In millions, except per share amounts)

	November 30,	August 31,	November 30,
	2008	2008	2007
Assets
Current Assets:
Cash and cash equivalents	$886	$443	$295
Accounts receivable, net	2,776	2,527	2,247
Inventories	8,298	7,249	7,553
Other current assets	199	214	240
Total Current Assets	12,159	10,433	10,335

Non-Current Assets:
Property and equipment, at cost, less accumulated depreciation and amortization	10,150	9,775	8,502
Goodwill	1,433	1,438	1,066
Other non-current assets	771	764	573
Total Non-Current Assets	12,354	11,977	10,141
Total Assets	$24,513	$22,410	$20,476

Liabilities & Shareholders' Equity
Current Liabilities:
Short-term borrowings	$1,080	$83	$1,176
Trade accounts payable	5,026	4,289	4,107
Accrued expenses and other liabilities	2,246	2,272	2,085
Income taxes	144	-	178
Total Current Liabilities	8,496	6,644	7,546

Non-Current Liabilities:
Long-term debt	1,337	1,337	20
Deferred income taxes	154	150	107
Other non-current liabilities	1,395	1,410	1,313
Total Non-Current Liabilities	2,886	2,897	1,440

Shareholders' Equity:
Preferred stock $.0625 par value; authorized 32 million shares, none issued	-	-	-
Common stock $.078125 par value; authorized 3.2 billion shares; issued 1,025,400,000 at November 30, 2008, August 31, 2008 and November 30, 2007	80	80	80
Paid-in capital	593	575	569
Employee stock loan receivable	(47)	(36)	(58)
Retained earnings	14,088	13,792	12,390
Accumulated other comprehensive income (loss)	9	9	(4)
Treasury stock, at cost; 38,655,129 shares at November 30, 2008, 36,223,782 at August 31, 2008 and 34,019,636 at November 30, 2007	(1,592)	(1,551)	(1,487)
Total Shareholders' Equity	13,131	12,869	11,490
Total Liabilities & Shareholders' Equity	$24,513	$22,410	$20,476

The accompanying Notes to Consolidated Condensed Financial
Statements are an integral part of these Statements.

WALGREEN CO. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
(UNAUDITED)
(In millions, except per share amounts)

	Three Months Ended November 30,
	2008	2007

Net sales	$14,947	$14,028
Cost of sales	10,796	10,107
Gross profit	4,151	3,921

Selling, general and administrative expenses	3,482	3,193
Operating income	669	728

Interest expense, net	15	-

Earnings before income tax provision	654	728
Income tax provision	246	272
Net earnings	$408	$456

Net earnings per common share – basic	$.41	$.46
Net earnings per common share – diluted	$.41	$.46

Dividends declared	$.1125	$.0950

Average shares outstanding	988.6	991.3
Dilutive effect of stock options	1.6	6.2
Average shares outstanding assuming dilution	990.2	997.5

The accompanying Notes to Consolidated Condensed Financial
Statements are an integral part of these Statements.

WALGREEN CO. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In millions)

	Three Months Ended November 30,
	2008	2007

Cash Flows from Operating Activities:
Net earnings	$408	$456
Adjustments to reconcile net earnings to net cash provided by operating activities -
Depreciation and amortization	236	195
Deferred income taxes	16	(72)
Stock compensation expense	32	31
Income tax savings from employee stock plans	-	1
Other	4	3
Changes in operating assets and liabilities -
Accounts receivable, net	(313)	(158)
Inventories	(1,036)	(753)
Other assets	15	(9)
Trade accounts payable	736	373
Accrued expenses and other liabilities	21	2
Income taxes	210	322
Other non-current liabilities	(17)	(1)
Net cash provided by operating activities	312	390

Cash Flows from Investing Activities:
Additions to property and equipment	(638)	(490)
Proceeds from sale of assets	15	5
Business and intangible asset acquisitions, net of cash received	(61)	(48)
Net proceeds from corporate-owned life insurance policies	-	2
Net cash used for investing activities	(684)	(531)

Cash Flows from Financing Activities:
Net proceeds from short-term borrowings	998	317
Payments of debt	-	(29)
Stock purchases	(99)	(78)
Proceeds related to employee stock plans	32	68
Cash dividends paid	(111)	(94)
Other	(5)	(3)
Net cash provided by financing activities	815	181

Changes in Cash and Cash Equivalents:
Net increase in cash and cash equivalents	443	40
Cash and cash equivalents at September 1	443	255
Cash and cash equivalents at November 30	$886	$295

The accompanying Notes to Consolidated Condensed Financial
Statements are an integral part of these Statements.

WALGREEN CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(1) The consolidated condensed financial statements include the accounts of the company and its subsidiaries.  All intercompany transactions have been eliminated.  The consolidated condensed financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and include amounts based on management’s prudent judgments and estimates.  Actual results may differ from these estimates.  For a complete discussion of all our significant accounting policies please see our 2008 annual report on Form 10-K.

The November 30, 2007 balance sheet reflects the reclassification of debt, which was previously condensed within the accrued expenses and other liabilities line and other non-current liabilities line.  In addition, software development costs were reclassified from other non-current assets to property and equipment.

(2) Inventories are valued on a lower of last-in, first-out (LIFO) cost or market basis.  At November 30, 2008, August 31, 2008 and November 30, 2007, inventories would have been greater by $1,110 million, $1,067 million and $996 million respectively, if they had been valued on a lower of first-in, first-out (FIFO) cost or market basis.  LIFO inventory costs can only be determined annually when inflation rates and inventory levels are finalized; therefore, LIFO inventory costs for interim financial statements are estimated. Inventory includes product cost, inbound freight, warehousing costs and vendor allowances not included as a reduction of advertising expense.

(3) The principal retirement plan for employees is the Walgreen Profit-Sharing Retirement Trust to which both the company and participating employees contribute.  The company's contribution, which is determined annually at the discretion of the Board of Directors, has historically related to pre-tax income; however, beginning January 1, 2008, a portion of that contribution will be in the form of a guaranteed match.  The profit-sharing provision was $58 million for the first quarter compared to $65 million last year.  The company made no cash or other contributions during the first quarter of fiscal 2009 or 2008.

(4) The company granted 16 million and 4 million stock options under the Walgreen Co. Executive Stock Option Plan and the Walgreen Co. Stock Purchase/Option Plan (Share Walgreens) for the quarters ended November 30, 2008 and 2007, respectively. Total stock-based compensation expense was $32 million for the quarter ended November 30, 2008 compared to $31 million last year.  In accordance with Statement of Financial Accounting Standards (SFAS) No. 123(R), compensation expense is recognized on a straight-line basis over the employee's vesting period or to the employee's retirement eligible date, if earlier.  For the quarters ended November 30, 2008 and 2007, the company fully recognized retiree eligible expense of $14 million and $16 million, respectively.  Therefore, the compensation expense for the quarters ended November 30, 2008 and 2007 are not representative of the compensation expense for the entire fiscal year.  There have been no material changes in the assumptions used to compute compensation expense during the current quarter.

The company granted 0.5 million restricted stock units under the new Walgreen Co. Restricted Stock Unit Award Program and 0.5 million performance shares under the new Walgreen Co. Performance Share Program for the quarter ended November 30, 2008.  In accordance with SFAS No. 123(R), compensation expense is recognized on a straight line basis based on a three year cliff vesting schedule for the Restricted Stock Unit Award Program and straight line over a three year vesting schedule for the Performance Share Program.  For the quarter ended November 30, 2008 the company recognized $5 million of expense related to these new plans.

(5) The company provides certain health insurance benefits for retired employees who meet eligibility requirements, including age, years of service and date of hire.  The costs of these benefits are accrued over the period earned. The company's postretirement health benefit plans are not funded.

	Three Months Ended November 30,
Components of Net Periodic Benefit Costs (In millions)	2008	2007
Service cost	$3	$4
Interest cost	7	6
Amortization of actuarial loss	1	1
Amortization of prior service cost	(1)	(1)
Total postretirement benefit cost	$10	$10

(6) The company guarantees a credit agreement on behalf of SureScripts-RxHub, LLC, which provides electronic prescription data services.  This credit agreement, for which SureScripts-RxHub, LLC is primarily liable, has an expiration date of June 30, 2011.  The liability was $9 million at November 30, 2008, $8 million at August 31, 2008 and $5 million at November 30, 2007.  The maximum amount of future payments that could be required to be paid under the guaranty is $25 million, of which $13 million may be recoverable from another guarantor.  In addition, under certain circumstances the company may be required to provide an additional guarantee of up to $10 million, of which $8 million may be recoverable from other guarantors.  This guarantee arose as a result of a business decision between parties to ensure that the operations of SureScripts-RxHub, LLC would have additional support to access financing.  Should SureScripts-RxHub, LLC default or become unable to pay their debts, the company would be required to fulfill our portion of this guarantee.

(7) The dilutive effect of outstanding stock options on earnings per share is calculated using the treasury stock method.  Stock options are anti-dilutive and excluded from the earnings per share calculation if the exercise price exceeds the average market price of the common shares for the periods presented.  At November 30, 2008 and 2007, outstanding options to purchase common shares of 49,251,284 and 11,011,274 were excluded from the calculation.

(8) Short-term borrowings and long-term debt consists of the following at November 30 (in millions):

	2008	2007
Short-Term Borrowings -
Commercial paper	$1,068	$1,167
Current maturities of loans assumed through the purchase of land and buildings; various interest rates from 3.50% to 8.75%; various maturities from 2009 to 2035	8	9
Other	4	-
Total short-term borrowings	$1,080	$1,176

Long-Term Debt -
4.875% unsecured notes due 2013 net of unamortized discount	$1,295	$-
Loans assumed through the purchase of land and buildings; various interest rates from 3.50% to 8.75%; various maturities from 2009 to 2035	50	29
	1,345	29
Less current maturities	(8)	(9)
Total-long term debt	$1,337	$20

In fiscal 2009 and 2008 the company issued commercial paper to support working capital needs. The short-term borrowings under the commercial paper program had the following characteristics at November 30 (in millions):

	2008	2007
Balance outstanding at end of period	$1,068	$1,167
Maximum outstanding at any month-end	1,068	1,167
Average daily short-term borrowings	641	797
Weighted-average interest rate	1.80%	4.57%

The carrying value of the commercial paper approximates the fair value in both fiscal years.

In connection with our commercial paper program, we maintained two unsecured backup syndicated lines of credit that total $1,200 million.  The first $600 million facility expires on August 10, 2009; the second expires on August 12, 2012.  Our ability to access these facilities is subject to our compliance with the terms and conditions of the credit facilities, including financial covenants.  The covenants require us to maintain certain financial ratios related to minimum net worth and priority debt, along with limitations on the sale of assets and purchases of investments.  On October 12, 2007, we entered into an additional $100 million unsecured line of credit facility and on November 30, 2007, that credit facility was amended and increased to include an additional $200 million, for a total of $300 million unsecured credit.  That facility expired on December 31, 2007.  On May 15, 2008, we entered into an additional $500 million unsecured line of credit facility.  That facility expired on July 31, 2008.  These lines of credit were subject to similar covenants as the syndicated lines of credit.  The company pays a facility fee to the financing bank to keep the line of credit facility active.  As of November 30, 2008, there have been no borrowings against the credit facilities.  On December 9, 2008, we entered into an additional $175 million line of credit that expires on December 31, 2008.

On July 17, 2008, we issued notes totaling $1,300 million bearing an interest rate of 4.875% paid semiannually in arrears on February 1 and August 1 of each year, beginning on February 1, 2009. The notes will mature on August 1, 2013. We may redeem the notes, at any time in whole or from time to time in part, at our option at a redemption price equal to the greater of: (1) 100% of the principal amount of the notes to be redeemed; or (2) the sum of the present values of the remaining scheduled payments of principal and interest thereon (not including any portion of such payments of interest accrued as of the date of redemption), discounted to the date of redemption on a semiannual basis (assuming a 360-day year consisting of twelve 30-day months) at the Treasury Rate, plus 30 basis points, plus accrued interest on the notes to be redeemed to, but excluding, the date of redemption.  If a change of control triggering event occurs, unless we have exercised our option to redeem the notes, we will be required to offer to repurchase the notes at a purchase price equal to 101% of the principal amount of the notes plus accrued and unpaid interest to the date of purchase.  The notes will be unsecured senior debt obligations and will rank equally with all other unsecured senior indebtedness. The notes are not convertible or exchangeable.  Total issuance costs relating to this offering were $9 million, which included $8 million in underwriting fees.  The fair value of the notes as of November 30, 2008, was $1,327 million.

(9) The company is involved in various legal proceedings incidental to the normal course of business and is subject to various investigations, inspections, audits, inquiries and similar actions by governmental authorities responsible for enforcing the laws and regulations to which the company is subject.   These include a lawsuit for which a $31 million judgment was entered against the company in October 2006.  The company has appealed this judgment.

In addition, on April 16, 2008, the Plumbers and Steamfitters Local No. 7 Pension Fund filed a putative class action suit against the company and its former Chief Executive Officer and Chief Operating Officer in the United States District Court for the Northern District of Illinois.  The suit was filed on behalf of purchasers of company common stock during the period between June 25, 2007, and November 29, 2007.   The complaint, which was amended on October 16, 2008 charges the company and its former Chief Executive Officer and Chief Operating Officer with violations of Section 10(b) of the Securities Exchange Act of 1934, claiming that the company misled investors by failing to disclose declining rates of growth in generic drug sales and a contract dispute with a pharmacy benefits manager that allegedly had a negative impact on earnings. The company and the officers named in the suit believe the allegations are without merit, and intend to defend against them vigorously.

Management is of the opinion that although the outcome of these and other litigation and investigations cannot be forecast with certainty, the final dispositions should not have a material adverse effect on the company's consolidated financial position or results of operations.

(10) We adopted the provisions of SFAS 157, Fair Value Measurements for financial assets and liabilities beginning in the first quarter of fiscal 2009.  We currently do not hold any financial assets or liabilities that are included within the scope of this statement.  Our debt instruments are not reported at fair value in our statement of financial position and as a result, we will continue to report under the guidance of SFAS 107, Disclosures about Fair Value of Financial Instruments that requires us to disclose the fair value of our debt in the footnotes.

 (11) In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51.  The objective of this statement is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  The statement significantly changes the accounting for transactions with minority interest holders.  This statement, which will be effective for the first quarter of fiscal 2010, is not expected to have a material impact on our consolidated financial position or results of operations.

In December 2007, the FASB issued SFAS No 141(R), Business Combinations.  This statement establishes principles and requirements for how the acquirer recognizes and measures identifiable assets acquired, liabilities assumed and any noncontrolling interest in a business combination.  In addition the statement provides a revised definition of a business, shifts from the purchase method to the acquisition method, expenses acquisition-related transaction costs, recognizes contingent consideration and contingent assets and liabilities at fair value and capitalizes acquired in-process research and development. This statement, which will be effective for the first quarter of fiscal 2010, will be applied prospectively to business combinations.  In addition, changes in an acquired entity’s deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

INTRODUCTION

Walgreens is principally a retail drugstore chain that sells prescription and non-prescription drugs and general merchandise.  General merchandise includes, among other things, beauty care, personal care, household items, candy, photofinishing, greeting cards, convenience foods and seasonal items.  Customers can have prescriptions filled in retail pharmacies, as well as through the mail, by telephone and via the Internet.  As of November 30, 2008, we operated 7,123 locations in 49 states, the District of Columbia, Guam and Puerto Rico.  Total locations do not include 293 convenient care clinics operated by Take Care Health Systems, Inc.

	Number of Locations at November 30,
Location Type	2008	2007
Drugstores	6,630	6,032
Worksite Facilities	368	3
Home Care Facilities	110	91
Specialty Pharmacies	13	11
Mail Service Facilities	2	2
Total	7,123	6,139

The drugstore industry is highly competitive.  In addition to other drugstore chains, independent drugstores and mail order prescription providers, we also compete with various other retailers including grocery stores, convenience stores, mass merchants and dollar stores.

The long-term outlook for prescription utilization is strong due in part to the aging population and the continued development of innovative drugs that improve quality of life and control health care costs.  Certain provisions of the Deficit Reduction Act of 2005 seek to reduce federal spending by altering the Medicaid reimbursement formula for multi-source (i.e., generic) drugs.  These changes are expected to result in reduced Medicaid reimbursement rates for prescription drugs.

We believe deteriorating economic conditions and heightened turmoil in the financial markets have adversely impacted discretionary consumer spending, including spending at retail drugstores.  It is unclear the extent to which these conditions will persist and what overall impact they will have on future consumer spending.

Front-end sales have continued to grow due to strengthening core categories, such as consumables, over-the-counter non-prescription drugs, household products and beauty care items.  Walgreens strong name recognition continues to drive private brand sales, which are included in these core categories.

We continue to expand into new markets and increase penetration in existing markets. To support our growth, we are investing in prime locations, technology and customer service initiatives.  Retail organic growth continues to be our primary growth vehicle; however, consideration is given to retail and other acquisitions that provide a unique opportunity and strategic fit for our business.

We are currently engaged in company-wide strategic initiatives to broaden access to our products and services, enhance the customer experience for our shoppers, patients and payors and reduce costs to improve productivity.  These strategies are intended to enable us to provide the most convenient access to consumer goods and services, and pharmacy and health and wellness services; offer a consistent customer experience across all channels; and ensure that cost, culture and capabilities support and enable our strategies.  On October 30, 2008, we announced an initiative to improve efficiency and effectiveness, which targets $1 billion in annual cost savings by fiscal 2011.  In conjunction with this initiative, we anticipate incurring total costs of approximately $300 million to $400 million over fiscal 2009 and 2010.  During the current quarter we incurred approximately $17 million in pre-tax costs associated with these programs.  There were no significant savings realized in the current quarter.

OPERATING STATISTICS

	Percentage Changes
	Three Months Ended November 30, 2008	Three Months Ended November 30, 2007
Net Sales	6.6	10.4
Net Earnings	(10.4)	5.5
Comparable Drugstore Sales	1.7	5.4
Prescription Sales	6.2	11.1
Comparable Drugstore Prescription Sales	2.6	5.9
Front-End Sales	7.2	9.1
Comparable Drugstore Front-End Sales	0.0	4.6
Gross Profit	5.9	9.7
Selling, General and Administrative Expenses	9.1	10.0

	Percent to Net Sales
	Three Months Ended November 30, 2008	Three Months Ended November 30, 2007
Gross Margin	27.8	28.0
Selling, General and Administrative Expenses	23.3	22.8

	Other Statistics
	Three Months Ended November 30, 2008	Three Months Ended November 30, 2007
Prescription Sales as a % of Net Sales	65.9	66.1
Third Party Sales as a % of Total Prescription Sales	95.4	95.1
Total Number of Prescriptions (in millions)	156	151
Total Number of Locations	7,123	6,139

RESULTS OF OPERATIONS

Net earnings for the first quarter ended November 30, 2008 were $408 million or $0.41 per share (diluted).  This was a 10.4% decrease over the same quarter last year.  The net earnings decrease resulted from lower gross margins, higher selling, general and administrative expenses as a percentage of sales and higher interest costs.

Net sales for the first quarter increased by 6.6% to $14,947 million.  Drugstore sales increases resulted from sales gains in existing stores and added sales from new stores, each of which include an indeterminate amount of market-driven price changes.  Sales in comparable drugstores were up 1.7% for the quarter.  Comparable drugstores are defined as those that have been open for at least twelve consecutive months without closure for seven or more consecutive days and without a major remodel or a natural disaster in the past twelve months.  Relocated and acquired stores are not included as comparable stores for the first twelve months after the relocation or acquisition.  We operated 7,123 locations as of November 30, 2008, compared to 6,139 a year earlier.

Prescription sales increased by 6.2% for the first quarter and represented 65.9% of total sales.  In the prior year, prescription sales increased 11.1% and comprised 66.1% of total sales.  Comparable drugstore prescription sales were up 2.6% in the current quarter.  The effect of generic drugs, which have a lower retail price, replacing brand name drugs reduced prescription sales by 2.3% in the current quarter versus 4.2% last year, while the effect on total sales was a reduction of 1.4% in the current quarter versus 2.6% in the prior year.  Third party sales, where reimbursement is received from managed care organizations as well as government and private insurance, were 95.4% of prescription sales compared to 95.1% a year ago.  The total number of prescriptions filled for the quarter was approximately 156 million compared to 151 million for the same period last year.

Front-end sales increased 7.2% for the current quarter and were 34.1% of total sales.  In comparison, prior year front end sales increased 9.1% and comprised 33.9% of total sales.  In addition to new stores, the increase is due in part to improved sales dollars related to consumables, non-prescription drugs and household items.  Comparable front-end sales were flat in the current quarter compared to a 4.6% increase last year.

Gross margin as a percent of sales was 27.8% in the current quarter compared to 28.0% last year.  Overall margins were negatively impacted by non-retail businesses, which have lower margins and are becoming a greater part of the total business and a higher provision for LIFO.  This was partially offset by an improvement in retail pharmacy margins, which were positively influenced by generic drug sales, but to a lesser extent negatively influenced by the growth in third party pharmacy sales and lower market driven reimbursements.  Front-end margins remained essentially flat from the prior year.

We use the LIFO method of inventory valuation, which can only be determined annually when inflation rates and inventory levels are finalized; therefore, LIFO inventory costs for the interim financial statements are estimated.  Cost of sales included a LIFO provision of $43 million for the current quarter compared to a provision of $27 million a year ago.  Our estimated annual inflation rate was 2.25% for the current quarter compared to 1.50% a year ago.  The increase is attributed to higher anticipated inflation for non-prescription drugs and front-end merchandise.

Gross profit increased 5.9% in this year’s first quarter versus 9.7% last year.  The change from the prior year is primarily due to lower sales growth.

Selling, general and administrative expenses as a percentage of sales were 23.3% for the current quarter compared to 22.8% a year ago.  Higher occupancy expenses, store closing costs, amortization expenses and other miscellaneous expenses were partially offset by lower employee benefit plan expenses and store direct expenses as a percentage of sales.

Selling, general and administrative expenses increased 9.1% this year compared to 10.0% a year ago primarily due to store level salaries and expenses.  Although store level salaries and expenses increased at a faster rate than sales, the rate of growth for the current year was lower than a year ago.

Interest was a net expense of $15 million in the current quarter compared to a net expense of zero in the prior year.  The increase in interest expense is primarily attributed to the issuance of long-term debt.  The current year’s interest expense is net of $5 million, which was capitalized to construction projects versus $7 million capitalized last year.

The effective tax rate was 37.6% for the first quarter as compared to 37.4% for a year ago.  The increase is attributed to additional provisions for state tax matters.

CRITICAL ACCOUNTING POLICIES

The consolidated condensed financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and include amounts based on management's prudent judgments and estimates.  Actual results may differ from these estimates.  Management believes that any reasonable deviation from those judgments and estimates would not have a material impact on our consolidated financial position or results of operations.  To the extent that the estimates used differ from actual results, however, adjustments to the statement of earnings and corresponding balance sheet accounts would be necessary.  These adjustments would be made in future statements.  For a complete discussion of all our significant accounting policies please see our 2008 annual report on Form 10-K.  Some of the more significant estimates include goodwill and other intangible asset impairment, allowance for doubtful accounts, vendor allowances, liability for closed locations, liability for insurance claims, cost of sales, and income taxes.  We use the following methods to determine our estimates:

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

Liability for insurance claims -

The liability for insurance claims is recorded based on estimates for claims incurred and is not discounted.  The provisions are estimated in part by considering historical claims experience, demographic factors and other actuarial assumptions.  We have not made any material changes to the method of estimating our liability for insurance claims during the last three years.  Based on current knowledge, we do not believe there is a reasonable likelihood that there will be a material change in the estimate or assumptions used to determine the liability.

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

Income Taxes -

We are subject to routine income tax audits that occur periodically in the normal course of business.  U.S. federal, state and local and foreign tax authorities raise questions regarding our tax filing positions, including the timing and amount of deductions and the allocation of income among various tax jurisdictions. In evaluating the tax benefits associated with our various tax filing positions, we record a tax benefit for uncertain tax positions using the highest cumulative tax benefit that is more likely than not to be realized. Adjustments are made to our liability for unrecognized tax benefits in the period in which we determine the issue is effectively settled with the tax authorities, the statute of limitations expires for the return containing the tax position or when more information becomes available. Our liability for unrecognized tax benefits, including accrued penalties and interest, is included in other long-term liabilities on our consolidated balance sheets and in income tax expense in our consolidated statements of earnings.

In determining our provision for income taxes, we use an annual effective income tax rate based on full year income, permanent differences between book and tax income, and statutory income tax rates. The effective income tax rate also reflects our assessment of the ultimate outcome of tax audits. Discrete events such as audit settlements or changes in tax laws are recognized in the period in which they occur.  Based on current knowledge, we do not believe there is a reasonable likelihood that there will be a material change in the estimate or assumptions used to determine income taxes.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $886 million at November 30, 2008, compared to $295 million at November 30, 2007.  Short-term investment objectives are to minimize risk, maintain liquidity and maximize after-tax yields.  To attain these objectives, investment limits are placed on the amount, type and issuer of securities.  Investments are principally in U.S. Treasury market funds.

Net cash provided by operating activities was $312 million compared to $390 million a year ago.  The decrease is attributed to lower net earnings, decreased cash from accounts receivable and inventories partially offset by an increase in cash from accounts payable.  Cash provided by operations is the principal source of funds for expansion, acquisitions, remodeling programs, dividends to shareholders and stock repurchases.  In fiscal 2009, we supplemented cash provided by operations with short-term borrowings.

Net cash used for investing activities was $684 million versus $531 million last year.  Additions to property and equipment were $638 million compared to $490 million last year.  During the current quarter we added a total of 220 locations (189 net) compared to 169 last year (142 net).  There were 59 owned locations added during the quarter and 82 under construction at November 30, 2008 versus 53 owned locations added and 60 under construction as of November 30, 2007.

	Drugstores	Worksites	Home Care	Specialty Pharmacy	Mail Service	Total
August 31, 2008	6,443	364	115	10	2	6,934
New/Relocated	200	2	1	3	-	206
Acquired	12	2	-	-	-	14
Closed/Replaced	(25)	-	(6)	-	-	(31)
November 30, 2008	6,630	368	110	13	2	7,123

Capital expenditures throughout fiscal 2009 are expected to be $1.8 billion, excluding business acquisitions.  We expect to open approximately 540 new drugstores in fiscal 2009, with a net increase of approximately 475 drugstores and anticipate having a total of more than 7,000 drugstores in 2010.  We intend to increase new drugstore organic growth between 4.0 percent and 4.5 percent in fiscal 2010 and between 2.5 percent and 3.0 percent in 2011.  In the first quarter, we added a total of 220 locations, of which 200 were new or relocated drugstores, with a net gain of 187 drugstores after relocations and closings. We are continuing to relocate stores to more convenient and profitable freestanding locations.  In addition to new stores, expenditures are planned for distribution centers and technology.  A new distribution center in Windsor, Connecticut is anticipated to open in the current fiscal year.

Net cash provided by financing activities was $815 million compared to $181 million last year.  Net proceeds from short-term borrowings during the current period were $998 million compared to $317 million a year ago.  Shares totaling $99 million were purchased to support the needs of the employee stock plans during the current period as compared to $78 million a year ago. On January 10, 2007, a new stock repurchase program (“2007 repurchase program”) of up to $1,000 million was announced, to be executed over four years.  No repurchases were made during the current or prior year’s quarter and we do not anticipate executing stock repurchases under the 2007 repurchase program while having short-term debt outstanding.  We will continue to repurchase shares to support the needs of the employee stock plans.   In the first three months of the current year, we had proceeds related to employee stock plans of $32 million versus $68 million for the same period last year.  Cash dividends paid were $111 million during the first three months versus $94 million for the same period a year ago.

We had $1,068 million of commercial paper outstanding at a weighted average interest rate of 1.80% at November 30, 2008.  In connection with our commercial paper program, we maintain two unsecured backup syndicated lines of credit that total $1,200 million.  The first $600 million facility expires on August 10, 2009, the second on August 12, 2012.  Our ability to access these facilities is subject to our compliance with the terms and conditions of the credit facilities, including financial covenants.  The covenants require us to maintain certain financial ratios related to minimum net worth and priority debt, along with limitations on the sale of assets and purchases of investments.  As of November 30, 2008 we were in compliance with all such covenants.  The company pays a facility fee to the financing bank to keep this line of credit facility active.  We do not expect any borrowings under these facilities, together with our outstanding commercial paper, to exceed $1,200 million.  On December 9, 2008, we entered into an additional $175 million line of credit that expires on December 31, 2008.

Our current credit ratings are as follows:

Rating Agency	Long-Term Debt Rating	Outlook	Commercial Paper Rating	Outlook
Moody's	A2	Stable	P-1	Stable
Standard & Poor's	A+	Stable	A-1	Stable

In assessing our credit strength, both Moody's and Standard & Poor's consider our business model, capital structure, financial policies and financial statements.  Our credit ratings impact our future borrowing costs, access to capital markets and operating lease costs.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The following table lists our contractual obligations and commitments as of November 30, 2008:

	Payments Due by Period (In Millions)
	Total	Less than 1 Year	1-3 Years	3-5 Years	Over 5 Years
Operating leases (1)	$33,807	$1,849	$3,941	$3,849	$24,168
Purchase obligations (2):
Open inventory purchase orders	1,438	1,438	-	-	-
Real estate development	810	810	-	-	-
Other corporate obligations	703	408	197	55	43
Long-term debt*	1,350	8	3	1,303	36
Interest payment on long-term debt	320	87	127	106	-
Insurance*	492	159	116	83	134
Retiree health*	379	9	22	28	320
Closed location obligations*	73	17	23	12	21
Capital lease obligations *(1)	41	2	4	3	32
Other long-term liabilities reflected on the balance sheet*(3)	645	48	116	98	383
Total	$40,058	$4,835	$4,549	$5,537	$25,137
                * Recorded on balance sheet.

(1)
Amounts for operating leases and capital leases do not include certain operating expenses under the leases such as common area maintenance, insurance and real estate taxes.  These expenses for the company's most recent fiscal year were $298 million.

(2)	The purchase obligations include agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including open purchase orders.
(3)
Includes $38 million ($15 million due in 1-3 years, $14 million due in 3-5 years and $9 million due over 5 years) of unrecognized tax benefits recorded under FIN No. 48, which we adopted in fiscal year 2008.

OFF-BALANCE SHEET ARRANGEMENTS

Letters of credit are issued to support purchase obligations and commitments (as reflected on the Contractual Obligations and Commitments table) as follows (In millions):

Insurance	$ 265
Inventory obligations	62
Real estate development	14
Other	8
Total	$ 349

We have no other off-balance sheet arrangements other than those disclosed on the Contractual Obligations and Commitments table and a credit agreement guaranty on behalf of SureScripts-RxHub, LLC.  This agreement is described more fully in Note 6 in the Notes to Consolidated Condensed Financial Statements.

Both on-balance sheet and off-balance sheet financing are considered when targeting debt to equity ratios to balance the interests of equity and debt (including real estate) investors.  This balance allows us to lower our cost of capital while maintaining a prudent level of financial risk.

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements.  This statement, and the related pronouncements, defines and provides guidance when applying fair value measurements to accounting pronouncements that require or permit such measurements.  We adopted the provisions of SFAS 157, Fair Value Measurements for financial assets and liabilities beginning in the first quarter of fiscal 2009.  FASB Staff Position No. 157-2 deferred the effective date of nonfinancial asses and liabilities until fiscal year 2010.  We do not expect to have a material impact in 2010 when we apply the statement to our nonfinancial assets and liabilities.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51.  The objective of this statement is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  The statement significantly changes the accounting for transactions with minority interest holders.  This statement, which will be effective for the first quarter of fiscal 2010, is not expected to have a material impact on our consolidated financial position or results of operations.

In December 2007, the FASB issued SFAS No 141(R), Business Combinations.  This statement establishes principles and requirements for how the acquirer recognizes and measures identifiable assets acquired, liabilities assumed and any noncontrolling interest in a business combination.  In addition the statement provides a revised definition of a business, shifts from the purchase method to the acquisition method, expenses acquisition-related transaction costs, recognizes contingent consideration and contingent assets and liabilities at fair value and capitalizes acquired in-process research and development. This statement, which will be effective for the first quarter of fiscal 2010, will be applied prospectively to business combinations.  In addition, changes in an acquired entity’s deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain information in this Form 10-Q, as well as in other public filings, the company website, press releases and oral statements made by our representatives, is forward-looking information based on current expectations and plans that involve risks and uncertainties.  Forward-looking information includes statements concerning pharmacy sales trends, prescription margins, number and location of new store openings, outcomes of litigation, the level of capital expenditures, and demographic trends.  Forward looking information includes statements with words such as "expects," "estimates," "believes," "plans," "anticipates" or similar language.  For such statements, we claim the protection of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

Forward-looking statements involve risks and uncertainties, known or unknown to the company, that could cause results to differ materially from management expectations as projected in such forward-looking statements.  These risk and uncertainties are discussed in item 1A of the company’s annual report on Form 10-K for the period ended August 31, 2008 as well as other documents filed with the Securities and Exchange Commission.  Unless otherwise required by applicable securities laws, the company assumes no obligation to update its forward-looking statements to reflect subsequent events or circumstances.

Item 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

Management does not believe that there is any material market risk exposure with respect to derivative or other financial instruments that would require disclosure under this item.

Item 4.  CONTROLS AND PROCEDURES

Based on their evaluation as of November 30, 2008, pursuant to Exchange Act Rule 13a-15(b), the company's management, including its Chief Executive Officer and Chief Financial Officer, conclude the company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e)) are effective.

In connection with the evaluation pursuant to Exchange Act Rule 13a-15(d) of the company's internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) by the company's management, including its Chief Executive Officer and Chief Financial Officer, no changes during the quarter ended November 30, 2008 were identified that have materially affected, or are reasonably likely to materially affect, the company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

On April 16, 2008, the Plumbers and Steamfitters Local No. 7 Pension Fund filed a putative class action suit against the company and its former Chief Executive Officer and Chief Operating Officer in the United States District Court for the Northern District of Illinois.  The suit was filed on behalf of purchasers of company common stock during the period between June 25, 2007, and November 29, 2007.   The complaint which was amended on October 16, 2008 charges the company and its former Chief Executive Officer and Chief Operating Officer with violations of Section 10(b) of the Securities Exchange Act of 1934, claiming that the company misled investors by failing to disclose declining rates of growth in generic drug sales and a contract dispute with a pharmacy benefits manager that allegedly had a negative impact on earnings. The company and the officers named in the suit believe the allegations are without merit, and intend to defend against them vigorously.  Management is also of the opinion that although the outcome of this litigation cannot be forecast with certainty, the final disposition should not have a material adverse effect on the company's consolidated financial position or results of operations.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)
The following table provides information about purchases by the company during the quarter ended November 30, 2008 of equity securities that are registered by the company pursuant to Section 12 of the Exchange Act:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
9/1/2008 - 9/30/2008	-	-	-	$655,123,821
10/1/2008 - 10/31/2008	590,000	$24.837061	-	$655,123,821
11/1/2008 - 11/30/2008	3,590,000	$23.404739	-	$655,123,821
Total	4,180,000	$23.606909	-	$655,123,821

(1)
The company repurchased an aggregate of 4,180,000 shares of its common stock in open-market transactions to satisfy the requirements of the company's employee stock purchase and option plans, as well as the company's Nonemployee Director Stock Plan.  These share repurchases were not made pursuant to a publicly announced repurchase plan or program.

(2)
On January 10, 2007, the Board of Directors approved a stock repurchase program ("2007 repurchase program"), pursuant to which up to $1,000 million of the company's common stock may be purchased prior to the expiration date of the program on January 20, 2011.  This program was announced in the company's report on Form 8-K, which was filed on January 11, 2007.  The total remaining authorization under the repurchase program is $655,123,821 as of November 30, 2008.

Item 6. EXHIBITS

(a)	Exhibits

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

10.1
Walgreen Co. Management Incentive Plan (as amended and restated effective September 1, 2008), filed with the Securities and Exchange Commission on October 30, 2008 as Exhibit 10.3 to Walgreen Co.’s 2008 Annual Report on Form 10-K (File No. 1-00604), and incorporated by reference herein.

10.2
Form of Stock Option Agreement (Grades 12 through 17) (effective September 1, 2008), filed with the Securities and Exchange Commission on October 30, 2008 as Exhibit 10.11 to Walgreen Co.’s 2008 Annual Report on Form 10-K (File No. 1-00604), and incorporated by reference herein.

10.3
Form of Stock Option Agreement (Grades 18 and above) (effective September 1, 2008), filed with the Securities and Exchange Commission on October 30, 2008 as Exhibit 10.12 to Walgreen Co.’s 2008 Annual Report on Form 10-K (File No. 1-00604), and incorporated by reference herein.

10.4
Form of Restricted Stock Unit Award Agreement (effective September 1, 2008), filed with the Securities and Exchange Commission on October 30, 2008 as Exhibit 10.13 to Walgreen Co.’s 2008 Annual Report on Form 10-K (File No. 1-00604), and incorporated by reference herein.

10.5
Form of Performance Share Contingent Award Agreement (effective September 1, 2008), filed with the Securities and Exchange Commission on October 30, 2008 as Exhibit 10.14 to Walgreen Co.’s 2008 Annual Report on Form 10-K (File No. 1-00604), and incorporated by reference herein.

10.6
Form of Restricted Stock Award Agreement (effective June 2008), filed with the Securities and Exchange Commission on October 30, 2008 as Exhibit 10.15 to Walgreen Co.’s 2008 Annual Report on Form 10-K (File No. 1-00604), and incorporated by reference herein.

10.7
Retirement and Non-Competition Agreement effective as of October 10, 2008 between Jeffrey A. Rein and Walgreen Co., filed with the Securities and Exchange Commission on October 17, 2008 as Exhibit 99.1 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604), and incorporated by reference herein.

10.8	Executive Stock Option Plan – Stock Option Agreement made as of October 10, 2008 between Alan G. McNally and Walgreen Co.

10.9	Long-Term Performance Incentive Plan - Restricted Stock Unit Award Agreement made as of October 10, 2008 between Alan G. McNally and Walgreen Co.

12.	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WALGREEN CO.
(Registrant)

Dated: January 6, 2009	/s/ W.D. Miquelon
W.D. Miquelon
Senior Vice President
(Chief Financial Officer)

Dated: January 6, 2009	/s/ M.M. Scholz
M.M. Scholz
Controller
(Chief Accounting Officer)