Form 10-Q
period 2009-02-28
WALGREEN CO
filed 2009-03-27
CIK 104207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED FEBRUARY 28, 2009

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
Yes ☐ No ☑

The number of shares outstanding of the registrant's Common Stock, $.078125 par value, as of February 28, 2009 was 991,708,990.

WALGREEN CO.

FORM 10-Q FOR THE QUARTER ENDED FEBRUARY 28, 2009

TABLE OF CONTENTS

PART I.                      FINANCIAL INFORMATION

Item 1.	Consolidated Condensed Financial Statements (Unaudited)
	a)	Balance Sheets
	b)	Statements of Earnings
	c)	Statements of Cash Flows
	d)	Notes to Financial Statements
Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition
Item 3.	Qualitative and Quantitative Disclosure about Market Risk
Item 4.	Controls and Procedures

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 4.	Submission of Matters to a Vote of Security Holders
Item 6.	Exhibits

PART 1. FINANCIAL INFORMATION

Item 1.	WALGREEN CO. AND SUBSIDIARIES CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

The consolidated condensed financial statements included herein have been prepared by the company pursuant to the rules and regulations of the Securities and Exchange Commission.  The Consolidated Condensed Balance Sheets as of February 28, 2009, August 31, 2008 and February 29, 2008, the Consolidated Condensed Statements of Earnings for the three and six months ended February 28, 2009 and February 29, 2008, and the Consolidated Condensed Statements of Cash Flows for the six months ended February 28, 2009 and February 29, 2008, have been prepared without audit.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the company believes that the disclosures are adequate to make the information presented not misleading.  It is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the company's latest annual report on Form 10-K.

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

WALGREEN CO. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(UNAUDITED)
(In millions, except per share amounts)

	February 28,	August 31,	February 29,
	2009	2008	2008
Assets
Current Assets:
Cash and cash equivalents	$909	$443	$255
Short term investments	650	-	-
Accounts receivable, net	2,836	2,527	2,340
Inventories	7,584	7,249	7,328
Other current assets	203	214	220
Total Current Assets	12,182	10,433	10,143

Non-Current Assets:
Property and equipment, at cost, less accumulated depreciation and amortization	10,387	9,775	8,945
Goodwill	1,451	1,438	1,079
Other non-current assets	805	764	581
Total Non-Current Assets	12,643	11,977	10,605
Total Assets	$24,825	$22,410	$20,748

Liabilities & Shareholders' Equity
Current Liabilities:
Short-term borrowings	$12	$83	$736
Trade accounts payable	4,934	4,289	4,185
Accrued expenses and other liabilities	2,087	2,272	2,087
Income taxes	228	-	222
Total Current Liabilities	7,261	6,644	7,230

Non-Current Liabilities:
Long-term debt	2,332	1,337	26
Deferred income taxes	166	150	78
Other non-current liabilities	1,387	1,410	1,351
Total Non-Current Liabilities	3,885	2,897	1,455

Shareholders' Equity:
Preferred stock $.0625 par value; authorized 32 million shares, none issued	-	-	-
Common stock $.078125 par value; authorized 3.2 billion shares; issued 1,025,400,000 at February 28, 2009, August 31, 2008 and February 28, 2008	80	80	80
Paid-in capital	577	575	573
Employee stock loan receivable	(168)	(36)	(55)
Retained earnings	14,617	13,792	12,982
Accumulated other comprehensive income (loss)	9	9	(4)
Treasury stock, at cost; 33,691,010 shares at February 28, 2009, 36,223,782 at August 31, 2008 and 34,943,070 at February 29, 2008	(1,436)	(1,551)	(1,513)
Total Shareholders' Equity	13,679	12,869	12,063
Total Liabilities & Shareholders' Equity	$24,825	$22,410	$20,748

The accompanying Notes to Consolidated Condensed Financial
Statements are an integral part of these Statements.

WALGREEN CO. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
(UNAUDITED)
(In millions, except per share amounts)

	Three Months Ended		Six Months Ended
	February 28, 2009	February 29, 2008	February 28, 2009	February 29, 2008

Net sales	$16,475	$15,394	$31,422	$29,422
Cost of sales	11,818	10,952	22,614	21,059
Gross Profit	4,657	4,442	8,808	8,363

Selling, general and administrative expenses	3,627	3,354	7,109	6,547
Operating Income	1,030	1,088	1,699	1,816

Interest expense, net	20	2	35	2

Earnings Before Income Tax Provision	1,010	1,086	1,664	1,814
Income tax provision	370	400	616	672
Net Earnings	$640	$686	$1,048	$1,142

Net earnings per common share – basic	$.65	$.69	$1.06	$1.15
Net earnings per common share – diluted	$.65	$.69	$1.06	$1.15

Dividends declared	$.1125	$.0950	$.2250	$.1900

Average shares outstanding	988.0	991.1	988.5	991.2
Dilutive effect of stock options	.9	3.9	1.7	5.6
Average shares outstanding assuming dilution	988.9	995.0	990.2	996.8

The accompanying Notes to Consolidated Condensed Financial
Statements are an integral part of these Statements.

WALGREEN CO. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In millions)

	Six Months Ended
	February 28, 2009	February 29, 2008

Cash Flows from Operating Activities:
Net earnings	$1,048	$1,141
Adjustments to reconcile net earnings to net cash provided by operating activities -
Depreciation and amortization	477	397
Deferred income taxes	23	(106)
Stock compensation expense	49	45
Income tax savings from employee stock plans	-	1
Other	7	5
Changes in operating assets and liabilities -
Accounts receivable, net	(348)	(252)
Inventories	(298)	(499)
Other assets	18	-
Trade accounts payable	638	452
Accrued expenses and other liabilities	(144)	(70)
Income taxes	291	364
Other non-current liabilities	(21)	28
Net cash provided by operating activities	1,740	1,506

Cash Flows from Investing Activities:
Purchases of short-term investments held to maturity	(1,150)	-
Proceeds from sale of short-term investments held to maturity	500	-
Additions to property and equipment	(1,092)	(1,043)
Proceeds from sale of assets	29	10
Business and intangible asset acquisitions, net of cash received	(183)	(90)
Net proceeds from corporate-owned life insurance policies	-	2
Net cash used for investing activities	(1,896)	(1,121)

Cash Flows from Financing Activities:
Net (payments) proceeds from short-term borrowings	(70)	(122)
Net proceeds from issuance of long-term debt	987	-
Payments of debt	-	(28)
Stock purchases	(140)	(148)
Proceeds related to employee stock plans	77	106
Cash dividends paid	(223)	(188)
Other	(9)	(5)
Net cash provided by (used for) financing activities	622	(385)

Changes in Cash and Cash Equivalents:
Net increase in cash and cash equivalents	466	-
Cash and cash equivalents at beginning of year	443	255
Cash and cash equivalents at end of period	$909	$255

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

The February 29, 2008 balance sheet reflects the reclassification of debt, which was previously condensed within the accrued expenses and other liabilities line and other non-current liabilities line.  In addition, software development costs were reclassified from other non-current assets to property and equipment.

(2) On October 30, 2008 we announced a series of strategic initiatives, approved by the Board of Directors, to create shareholder value.  One of these initiatives was a program designed to reduce cost and improve productivity through strategic sourcing of indirect spend, reducing corporate overhead and work throughout our stores, rationalization of inventory categories, realignment of pharmacy operations and transforming the community pharmacy.

As of February 28, 2009 we have recorded the following pre-tax charges associated with our restructuring initiatives within the Consolidated Statement of Earnings:

	Three Months Ended	Six Months Ended
	February 28, 2009	February 28, 2009
Severance and other benefits	$59	$59
Inventory write-downs	11	11
Restructuring expense	70	70
Consulting	23	37
Restructuring and restructuring related costs	$93	$107

Cost of sales	$11	$11
Selling, general and administrative expense	82	96
	$93	$107

The $59 million of severance and other benefits includes the charges associated with the 435 employees who participated in the voluntary separation program and 231 employees who were involuntarily separated from the company.

As of February 28, 2009 we have recorded the following balances within the accrued expenses and other liabilities section of our Consolidated Balance Sheets:

	August 31, 2008 Reserve Balance	Charges	Cash Payments	February 28, 2009 Reserve Balance
Severance and other benefits	$-	$64	$1	$63

 (3) Short-term investments at February 28, 2009 include three Treasury Bills of $300 million, $250 million and $100 million maturing in April, March and October 2009, respectively.  The interest rate on the Treasury bills is less than one percent.  The investments are held to maturity and recorded at cost in accordance with SFAS 115 Accounting for Certain Investments in Debt and Equity Securities.  The fair value of the Treasury Bills at February 28, 2009 approximated cost.

(4) Inventories are valued on a lower of last-in, first-out (LIFO) cost or market basis.  At February 28, 2009, August 31, 2008 and February 29, 2008, inventories would have been greater by $1,159 million, $1,067 million and $1,026 million respectively, if they had been valued on a lower of first-in, first-out (FIFO) cost or market basis.  LIFO inventory costs can only be determined annually when inflation rates and inventory levels are finalized; therefore, LIFO inventory costs for interim financial statements are estimated. Inventory includes product cost, inbound freight, warehousing costs and vendor allowances not included as a reduction of advertising expense.

(5) The principal retirement plan for employees is the Walgreen Profit-Sharing Retirement Trust to which both the company and participating employees contribute.  The company's contribution, which is determined annually at the discretion of the Board of Directors, has historically related to pre-tax income; however, beginning January 1, 2008, a portion of that contribution is in the form of a guaranteed match.  The profit-sharing provision was $90 million for the current quarter and $148 million for the six month period compared to $97 million and $161 million in the same periods last year.  The company’s contributions, which are made annually in the second quarter, were $301 million durring the current period.  This compares to $261 million for the prior year.

(6) Total stock-based compensation expense was $17 million for the quarter and $49 million for the six month period ended February 28, 2009 compared to $13 million and $45 million for the comparable periods last year.  In accordance with Statement of Financial Accounting Standards (SFAS) No. 123(R), compensation expense is recognized on a straight-line basis over the employee's vesting period or to the employee's retirement eligible date, if earlier.  There was no material fully recognized retiree eligible expense recorded in the current quarter and $14.0 million recorded for the first six months.  This compares to no fully recognized retiree eligible expenses and $16 million for the quarter and six months ended February 29, 2008.  Therefore, compensation expense for the quarter and six month periods is not representative of compensation expense for the entire fiscal year.  There were no significant grants in the current or prior year’s quarter.  There has been no material change in the assumptions used to compute compensation expense during the current quarter or year.

(7) The company provides certain health insurance benefits for retired employees who meet eligibility requirements, including age, years of service and date of hire.  The costs of these benefits are accrued over the period earned. The company's postretirement health benefit plans are not funded.

	Three Months Ended		Six Months Ended
Components of Net Periodic Benefit Costs (In millions)	February 28, 2009	February 29, 2008	February 28, 2009	February 29, 2008
Service cost	$3	$4	$7	$7
Interest cost	7	6	13	12
Amortization of actuarial loss	1	1	2	3
Amortization of prior service cost	(1)	(1)	(2)	(2)
Special retirement benefit	4	-	4	-
Total postretirement benefit cost	$14	$10	$24	$20

For the quarter ended February 28, 2009, the company recognized a special retirement benefit expense of $4 million related to accelerating eligibility for certain employees who elected special early retirement as a part of our initiative to increase shareholder value.

(8) The company guarantees a credit agreement on behalf of SureScripts-RxHub, LLC, which provides electronic prescription data services.  This credit agreement, for which SureScripts-RxHub, LLC is primarily liable, has an expiration date of June 30, 2011.  The liability was $10 million at February 28, 2009, $8 million at August 31, 2008 and $7 million at February 29, 2008.  The maximum amount of future payments that could be required to be paid under the guaranty is $25 million, of which $13 million may be recoverable from another guarantor.  In addition, under certain circumstances the company may be required to provide an additional guarantee of up to $10 million, of which $8 million may be recoverable from other guarantors.  This guarantee arose as a result of a business decision between parties to ensure that the operations of SureScripts-RxHub, LLC would have additional support to access financing.  Should SureScripts-RxHub, LLC default or become unable to pay its debts, the company would be required to fulfill our portion of this guarantee.

(9) The dilutive effect of outstanding stock options on earnings per share is calculated using the treasury stock method.  Stock options are anti-dilutive and excluded from the earnings per share calculation if the exercise price exceeds the average market price of the common shares for the periods presented.  At February 28, 2009 and February 29, 2008, outstanding options to purchase common shares of 49,804,413 and 12,880,046, respectively, were excluded from the calculation.

(10) Short-term borrowings and long-term debt consists of the following at February 28, 2009 and February 29, 2008 (in millions):

	February 28, 2009	February 29, 2008
Short-Term Borrowings -
Commercial paper	$-	$728
Current maturities of loans assumed through the purchase of land and buildings; various interest rates from 3.50% to 8.75%; various maturities from 2009 to 2035	7	8
Other	5	-
Total short-term borrowings	$12	$736

Long-Term Debt -
4.875% unsecured notes due 2013 net of unamortized discount	$1,295	$-
5.250% unsecured notes due 2019 net of unamortized discount	995	-
Loans assumed through the purchase of land and buildings; various interest rates from 3.50% to 8.75%; various maturities from 2009 to 2035	49	34
	2,339	34
Less current maturities	(7)	(8)
Total-long term debt	$2,332	$26

In fiscal 2009 and 2008 the company issued commercial paper to support working capital needs. The short-term borrowings under the commercial paper program had the following characteristics (in millions):

	February 28, 2009	February 29, 2008
Balance outstanding at end of period	$-	$728
Maximum outstanding at any month-end	1,068	1,167
Average daily short-term borrowings	549	783
Weighted-average interest rate	1.97%	2.99%

The carrying value of the commercial paper approximates the fair value in both fiscal years.

In connection with our commercial paper program, we maintain two unsecured backup syndicated lines of credit that total $1,200 million.  The first $600 million facility expires on August 10, 2009; the second expires on August 12, 2012.  Our ability to access these facilities is subject to our compliance with the terms and conditions of the credit facilities, including financial covenants.  The covenants require us to maintain certain financial ratios related to minimum net worth and priority debt, along with limitations on the sale of assets and purchases of investments.  The company pays a facility fee to the financing bank to keep the line of credit facility active.  As of February 28, 2009, there have been no borrowings against the credit facilities.  On December 9, 2008, we entered into an additional $175 million line of credit that expired on December 31, 2008.

On July 17, 2008, we issued notes totaling $1,300 million bearing an interest rate of 4.875% paid semiannually in arrears on February 1 and August 1 of each year, beginning on February 1, 2009. The notes will mature on August 1, 2013. We may redeem the notes, at any time in whole or from time to time in part, at our option at a redemption price equal to the greater of: (1) 100% of the principal amount of the notes to be redeemed; or (2) the sum of the present values of the remaining scheduled payments of principal and interest thereon (not including any portion of such payments of interest accrued as of the date of redemption), discounted to the date of redemption on a semiannual basis (assuming a 360-day year consisting of twelve 30-day months) at the Treasury Rate, plus 30 basis points, plus accrued interest on the notes to be redeemed to, but excluding, the date of redemption.  If a change of control triggering event occurs, unless we have exercised our option to redeem the notes, we will be required to offer to repurchase the notes at a purchase price equal to 101% of the principal amount of the notes plus accrued and unpaid interest to the date of redemption.  The notes will be unsecured senior debt obligations and will rank equally with all other unsecured senior indebtedness of the company. The notes are not convertible or exchangeable.  Total issuance costs relating to this offering were $9 million, which included $8 million in underwriting fees.  The fair value of the notes as of February 28, 2009, was $1,390 million.

On January 13, 2009, we issued notes totaling $1,000 million bearing an interest rate of 5.25% paid semiannually in arrears on January 15 and July 15 of each year, beginning on July 15, 2009. The notes will mature on January 15, 2019. We may redeem the notes, at any time in whole or from time to time in part, at our option at a redemption price equal to the greater of: (1) 100% of the principal amount of the notes to be redeemed; or (2) the sum of the present values of the remaining scheduled payments of principal and interest thereon (not including any portion of such payments of interest accrued as of the date of redemption), discounted to the date of redemption on a semiannual basis (assuming a 360-day year consisting of twelve 30-day months) at the Treasury Rate, plus 45 basis points, plus accrued interest on the notes to be redeemed to, but excluding, the date of redemption.  If a change of control triggering event occurs, unless we have exercised our option to redeem the notes, we will be required to offer to repurchase the notes at a purchase price equal to 101% of the principal amount of the notes plus accrued and unpaid interest to the date of redemption.  The notes will be unsecured senior debt obligations and will rank equally with all other unsecured senior indebtedness of the company. The notes are not convertible or exchangeable.  Total issuance costs relating to this offering were $8 million, which included $7 million in underwriting fees.  The fair value of the notes as of February 28, 2009, was $988 million.

(11) During the quarter the company completed the acquisition of McKesson Corporation’s specialty pharmacy, a business within McKesson’s Specialty division and IVPCARE, a specialty pharmacy focused on reproductive health and selected other assets (primarily prescription files).  The aggregate purchase price of all business acquisitions was $183 million for the six month period ended February 28, 2009.  These acquisitions added $115 million to goodwill and intangible assets.  The remaining fair value relates to tangible assets less liabilities assumed.  The allocation of the purchase price for each of these acquisitions, except McKesson Specialty and IVPCARE has been finalized.  Operating results of the businesses acquired have been included in the consolidated statements of earnings from their respective acquisition dates forward.  Pro forma results of the company, assuming all of the acquisitions had occurred at the beginning of each period presented, would not be materially different from the results reported.

During the quarter we also completed the final purchase price allocation for our acquisitions of I-trax, Inc. and Whole Health Management with no material adjustment to the preliminary allocation.

 (12) The company is involved in various legal proceedings incidental to the normal course of business and is subject to various investigations, inspections, audits, inquiries and similar actions by governmental authorities responsible for enforcing the laws and regulations to which the company is subject.   These include a lawsuit for which a $31 million judgment was entered against the company in October 2006.  The company has appealed this judgment.

In addition, on April 16, 2008, the Plumbers and Steamfitters Local No. 7 Pension Fund filed a putative class action suit against the company and its former Chief Executive Officer and Chief Operating Officer in the United States District Court for the Northern District of Illinois.  The suit was filed on behalf of purchasers of company common stock during the period between June 25, 2007, and November 29, 2007.  The complaint, which was amended on October 16, 2008, charges the company and its former Chief Executive Officer and Chief Operating Officer with violations of Section 10(b) of the Securities Exchange Act of 1934, claiming that the company misled investors by failing to disclose declining rates of growth in generic drug sales and a contract dispute with a pharmacy benefits manager that allegedly had a negative impact on earnings. The company and the officers named in the suit believe the allegations are without merit, and intend to defend against them vigorously.

Management is of the opinion that although the outcome of these and other litigation and investigations cannot be forecast with certainty, the final dispositions should not have a material adverse effect on the company's consolidated financial position or results of operations.

(13)  Cash interest paid for the six months ended February 28, 2009 was $43 million compared to $5 million in the prior six months.  Cash paid for income taxes was $299 million and $405 million for the six months ended February 28, 2009 and February 29, 2008, respectively.

(14) We adopted the provisions of SFAS 157, Fair Value Measurements for financial assets and liabilities beginning in the first quarter of fiscal 2009.  We currently do not hold any financial assets or liabilities that are included within the scope of this statement.  Our debt instruments are not reported at fair value in our statement of financial position and as a result, we will continue to report under the guidance of SFAS 107, Disclosures about Fair Value of Financial Instruments that requires us to disclose the fair value of our debt in the footnotes.   The Financial Accounting Standards Board (FASB) Staff Position No. 157-2 deferred the effective date of nonfinancial assets and liabilities until fiscal year 2010.  We do not expect to have a material impact in 2010 when we apply the statement to our nonfinancial assets and liabilities.

(15) In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51.  The objective of this statement is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  The statement significantly changes the accounting for transactions with minority interest holders.  This statement, which will be effective for the first quarter of fiscal 2010, is not expected to have a material impact on our consolidated financial position or results of operations.

In December 2007, the FASB issued SFAS No 141(R), Business Combinations.  This statement establishes principles and requirements for how the acquirer recognizes and measures identifiable assets acquired, liabilities assumed and any noncontrolling interest in a business combination.  In addition the statement provides a revised definition of a business, shifts from the purchase method to the acquisition method, expenses acquisition-related transaction costs, recognizes contingent consideration and contingent assets and liabilities at fair value, and capitalizes acquired in-process research and development. This statement, which will be effective for the first quarter of fiscal 2010, will be applied prospectively to business combinations.  In addition, changes in an acquired entity’s deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

INTRODUCTION

Walgreens is principally a retail drugstore chain that sells prescription and non-prescription drugs and general merchandise.  General merchandise includes, among other things, beauty care, personal care, household items, candy, photofinishing, greeting cards, convenience foods and seasonal items.  Customers can have prescriptions filled in retail pharmacies, as well as through the mail, by telephone and via the Internet.  As of February 28, 2009, we operated 7,173 locations in 49 states, the District of Columbia, Guam and Puerto Rico.  Total locations do not include 334 convenient care clinics operated by Take Care Health Systems, Inc.

	Number of Locations
Location Type	February 28, 2009	February 29, 2008
Drugstores	6,678	6,129
Worksite Facilities	367	5
Home Care Facilities	108	89
Specialty Pharmacies	18	12
Mail Service Facilities	2	2
Total	7,173	6,237

The drugstore industry is highly competitive.  In addition to other drugstore chains, independent drugstores and mail order prescription providers, we also compete with various other retailers including grocery stores, convenience stores, mass merchants and dollar stores.

The long-term outlook for prescription utilization is strong due in part to the aging population and the continued development of innovative drugs that improve quality of life and control health care costs.  Certain provisions of the Deficit Reduction Act of 2005 seek to reduce federal spending by altering the Medicaid reimbursement formula for multi-source (i.e., generic) drugs.  These changes are expected to result in reduced Medicaid reimbursement rates for prescription drugs.  Also, in conjunction with a recently approved class action settlement, the methodology used to calculate the average wholesale price (AWP), a pricing reference widely used in the pharmacy industry, is expected to change for many brand-name prescription drugs effective September 2009.  The company expects to reach agreement on adjustments with its third party payors.

We believe deteriorating economic conditions and heightened turmoil in the financial markets have adversely impacted discretionary consumer spending, including spending at retail drugstores.  The extent to which these conditions will persist and the overall impact they will have on future consumer spending is unclear.

Front-end sales have continued to grow primarily due to the addition of new stores.  Additionally, front-end sales grew due to strengthening core categories, such as consumables, over-the-counter non-prescription drugs, household products and beauty care items.  Walgreens strong name recognition continues to drive private brand sales, which are included in these core categories.

We continue to expand into new markets and increase penetration in existing markets. To support our growth, we are investing in prime locations, technology and customer service initiatives.  Retail organic growth continues to be our primary growth vehicle; however, consideration is given to retail and other acquisitions that provide a unique opportunity and strategic fit for our business.

RESTRUCTURING CHARGES
On October 30, 2008 we announced a series of strategic initiatives, approved by the Board of Directors, to create shareholder value.  One of these initiatives was a program designed to reduce cost and improve productivity through strategic sourcing of indirect spend, reducing corporate overhead and work throughout our stores, rationalization of inventory categories, realignment of pharmacy operations and transforming the community pharmacy.  In conjunction with these initiatives approximately $300 to $400 million of costs are anticipated over fiscal 2009 and 2010.  We anticipate achieving approximately $1 billion in annual cost savings by fiscal 2011 related to these initiatives.

As of February 28, 2009 we have recorded the following pre-tax charges associated with our restructuring initiatives within the Consolidated Statement of Earnings:

	Three Months Ended	Six Months Ended
	February 28, 2009	February 28, 2009
Severance and other benefits	$59	$59
Inventory write-downs	11	11
Restructuring expense	70	70
Consulting	23	37
Restructuring and restructuring related costs	$93	$107

Cost of sales	$11	$11
Selling, general and administrative expense	82	96
	$93	$107

The $59 million of severance and other benefits includes the charges associated with the 435 employees who participated in the voluntary separation program and 231 employees who were involuntarily separated from the company.

As of February 28, 2009 we have recorded the following balances within the accrued expenses and other liabilities section of our Consolidated Balance Sheets:

	August 31, 2008 Reserve Balance	Charges	Cash Payments	February 28, 2009 Reserve Balance
Severance and other benefits	$-	$64	$1	$63

We have realized savings related to these initiatives of approximately $30 million in the current quarter and $52 million for the first six months.

OPERATING STATISTICS

	Percentage Changes
	Three Months Ended		Six Months Ended
	February 28, 2009	February 29, 2008	February 28, 2009	February 29, 2008
Net Sales	7.0	10.5	6.8	10.4
Net Earnings	(6.7)	5.2	(8.2)	5.3
Comparable Drugstore Sales	1.3	4.7	1.5	5.1
Prescription Sales	7.8	11.1	7.0	11.1
Comparable Drugstore Prescription Sales	2.9	5.2	2.8	5.5
Front-End Sales	5.7	9.4	6.4	9.3
Comparable Drugstore Front-End Sales	(1.2)	4.0	(0.7)	4.3
Gross Profit	4.8	10.1	5.3	9.9
Selling, General and Administrative Expenses	8.1	11.2	8.6	10.6

	Percent to Net Sales
	Three Months Ended		Six Months Ended
	February 28, 2009	February 29, 2008	February 28, 2009	February 29, 2008
Gross Margin	28.3	28.9	28.0	28.4
Selling, General and Administrative Expenses	22.0	21.8	22.6	22.2

	Other Statistics
	Three Months Ended		Six Months Ended
	February 28, 2009	February 29, 2008	February 28, 2009	February 29, 2008
Prescription Sales as a % of Net Sales	63.2	62.8	64.5	64.4
Third Party Sales as a % of Total Prescription Sales	95.2	95.1	95.3	95.1
Total Number of Prescriptions (in millions)	164	157	320	308
Total Number of Locations			7,173	6,237

RESULTS OF OPERATIONS

Net earnings for the second quarter ended February 28, 2009 were $640 million or $0.65 per share (diluted).  This was a 6.7% decrease over the same quarter last year.  Net earnings for the six months decreased 8.2% to $1,048 million or $1.06 per share (diluted).  The net earnings decrease in the quarter and six months was attributed to a lower rate of sales growth, lower gross margins, higher selling, general and administrative expenses as a percentage of sales and higher interest costs.  Additionally, in the quarter and six month periods we recorded $70 million in restructuring expenses and $23 million in the quarter and $37 million for the six month period for consulting related to our restructuring activities.  Prior year’s results benefited from one extra day because of leap year.

Net sales for the second quarter increased by 7.0% to $16,475 million and rose by 6.8% to $31,422 million for the first six months.  Drugstore sales increases resulted from sales gains in existing stores and added sales from new stores, each of which include an indeterminate amount of market-driven price changes.  Sales in comparable drugstores were up 1.3% for the quarter and 1.5% for the six month period.  Comparable drugstores are defined as those that have been open for at least twelve consecutive months without closure for seven or more consecutive days and without a major remodel or a natural disaster in the past twelve months.  Relocated and acquired stores are not included as comparable stores for the first twelve months after the relocation or acquisition.  We operated 7,173 locations as of February 28, 2009, compared to 6,237 a year earlier.

Prescription sales increased by 7.8% for the second quarter and 7.0% for the first six months and represented 63.2% and 64.5% of total sales, respectively.  In the prior year, prescription sales increased 11.1% for both the quarter and year to date and represented 62.8% and 64.4% of total sales.  Comparable drugstore prescription sales were up 2.9% in the current quarter and 2.8% in the six month period.  The effect of generic drugs, which have a lower retail price, replacing brand name drugs reduced prescription sales by 2.3% in the current quarter and six month period versus 4.4% in the previous quarter and 4.3% in the previous six month period.  The effect of generics on total sales was a reduction of 1.3% in the current quarter and year to date compared to 2.4% in the prior year’s periods.  Third party sales, where reimbursement is received from managed care organizations as well as government and private insurance, were 95.2% of prescription sales for the quarter and 95.3% for the first six months this year compared to 95.1% in the prior year’s periods.  The total number of prescriptions filled for the second quarter was approximately 164 million compared to 157 million for the same period last year.

Front-end sales increased 5.7% for the current quarter and 6.4% for the first six months and were 36.8% and 35.5% of total sales, respectively.  In comparison, prior year front end sales increased 9.4% and 9.3% and comprised 37.2% and 35.6% of total sales.  The overall increase is due to the addition of new stores and an increase in sales dollars related to consumables and household items.  Offsetting the increase were decreases in sales dollars from seasonal items, photo and personal care.  These factors contributed to comparable front-end sales decreasing 1.2% in the current quarter and 0.7% year to date compared to increases of 4.0% and 4.3% last year.

Gross margin as a percent of sales was 28.3% in the current quarter and 28.0% for the first six months compared to 28.9% and 28.4% last year.  Overall margins were negatively impacted by non-retail businesses, which have lower margins and are becoming a greater part of the total business, lower front-end margins due to promotional pricing and product mix and a higher provision for LIFO.  This was partially offset by an improvement in retail pharmacy margins, which were positively influenced by generic drug sales, but to a lesser extent negatively influenced by the growth in third party pharmacy sales and lower market driven reimbursements.

We use the LIFO method of inventory valuation, which can only be determined annually when inflation rates and inventory levels are finalized; therefore, LIFO inventory costs for the interim financial statements are estimated.  Cost of sales included a LIFO provision of $49 million and $92 million for the quarter and six month period ended February 28, 2009 versus $31 million and $58 million a year ago.  Our estimated annual inflation rate was 2.25% for the quarter and six month period compared to 1.50% a year ago.  The increase is attributed to higher anticipated inflation for non-prescription drugs and other front-end merchandise.

Gross profit increased 4.8% in the quarter and 5.3% year to date versus 10.1% and 9.9% increases in the same periods last year.  The change from the prior year is primarily due to lower sales growth and lower gross margins.

Selling, general and administrative expenses as a percentage of sales were 22.0% for the current quarter and 22.6% for the first six months compared to 21.8% and 22.2% a year ago.  In the current quarter higher restructuring expenses were partially offset by lower store level salaries as a percentage of sales.  Year to date higher restructuring, occupancy and other miscellaneous expenses were partially offset by lower store level salaries as a percentage of sales.

Selling, general and administrative expenses increased 8.1% in the second quarter and 8.6% for the six month period ended February 28, 2009 compared to 11.2% and 10.6% a year ago.  Restructuring expenses accounted for 2.4% of the increase in the current quarter and 1.5% of the increase for the six month period.  Partially offsetting restructuring expenses was a reduction in store level salaries for the current quarter and year to date.  Store level salaries increased at a lower rate of growth than sales, contrary to the prior year where the rate of growth was higher than sales.

Interest was a net expense of $20 million in the quarter and $35 million year to date, compared to $2 million and $2 million in the prior quarter and year to date, respectively.  The increase in interest expense is primarily attributed to the issuance of long-term debt.  The current year’s interest expense is net of $4 million in the quarter and $9 million year to date, which was capitalized to construction projects versus $5 million in the quarter and $12 million year to date capitalized last year.

The effective tax rate was 36.7% for the quarter and 37.0% for the first six months compared to 36.8% and 37.1% a year ago.

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

Liability for insurance claims -

The liability for insurance claims is recorded to an actuarially determined estimate for claims incurred and is not discounted.  The provisions are estimated in part by considering historical claims experience, demographic factors and other actuarial assumptions.  We have not made any material changes to the method of estimating our liability for insurance claims during the last three years.  Based on current knowledge, we do not believe there is a reasonable likelihood that there will be a material change in the estimate or assumptions used to determine the liability.

Cost of sales -

Drugstore cost of sales is derived based on point-of-sale scanning information with an estimate for shrinkage and adjusted based on periodic inventories.  Inventories are valued at the lower of cost or market determined by the LIFO method.  We have not made any material changes to the method of estimating cost of sales during the last three years.  Based on current knowledge, we do not believe there is a reasonable likelihood that there will be a material change in the estimate or assumptions used to determine cost of sales.  Cost of sales will continue to be impacted by our restructuring initiatives which include inventory rationalization and the subsequent write-down of inventory to the lower of cost or market.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $909 million at February 28, 2009, compared to $255 million at February 29, 2008.  Short-term investment objectives are to minimize risk, maintain liquidity and maximize after-tax yields.  To attain these objectives, investment limits are placed on the amount, type and issuer of securities.  Investments are principally in U.S. Treasury market funds and Treasury Bills.

Net cash provided by operating activities for the six months ending February 28, 2009 improved $234 million to $1,740 million compared to $1,506 million a year ago.  The increase is primarily attributable to working capital improvements.  For the six months ended February 28, 2009 we generated $157 million in cash flow from working capital improvements, primarily through better inventory and accounts payable management.  Working capital improvements were partially offset by lower net earnings.  Working capital in the prior period was a cash use of $5 million.  Cash provided by operations is the principal source of funds for expansion, acquisitions, remodeling programs, dividends to shareholders and stock repurchases.  In fiscal 2009, we supplemented cash provided by operations with long-term debt.

Net cash used for investing activities was $1,896 million versus $1,121 million last year.  Using the proceeds from our issuance of long-term debt we invested $650 million in short-term Treasury Bills. Additions to property and equipment were $1,092 million compared to $1,043 million last year.  During the first six months we added a total of 303 locations (239 net) compared to 290 last year (240 net).  There were 88 owned locations added during the first six months and 71 under construction at February 28, 2009 versus 104 owned locations added and 70 under construction as of February 29, 2008.

	Drugstores	Worksites	Home Care	Specialty Pharmacy	Mail Service	Total
August 31, 2008	6,443	364	115	10	2	6,934
New/Relocated	245	19	3	4	-	271
Acquired	24	2	1	5	-	32
Closed/Replaced	(34)	(18)	(11)	(1)	-	(64)
February 28, 2009	6,678	367	108	18	2	7,173

Business acquisitions this year were $183 million versus $90 million in the prior year.  Business acquisitions in the current year include the acquisition of McKesson Corporation’s specialty pharmacy, a business within McKesson’s Specialty division and IVPCARE, a specialty pharmacy focused on reproductive health and selected other assets (primarily prescription files).

Capital expenditures throughout fiscal 2009 are expected to be $1.8 billion, excluding business acquisitions.  We expect to open approximately 540 new drugstores in fiscal 2009, with a net increase of approximately 475 drugstores and anticipate having a total of more than 7,000 drugstores in 2010.  We intend to achieve new drugstore organic growth between 4.0 percent and 4.5 percent in fiscal 2010 and between 2.5 percent and 3.0 percent in 2011.  In the first six months, we added a total of 303 locations, of which 245 were new or relocated drugstores, with a net gain of 235 drugstores after relocations and closings. We are continuing to relocate stores to more convenient freestanding locations.  In addition to new stores, expenditures are planned for distribution centers and technology.  A new distribution center in Windsor, Connecticut opened in the current quarter.

Net cash provided by financing activities was $622 million compared to a net cash use of $385 million last year.  On January 13, 2009, we issued $1,000 million of 5.25% notes due in 2019.  The notes were issued at a discount.  The net proceeds after deducting the discount, underwriting fees and issuance costs were $987 million.  The proceeds were used to pay down short-term borrowings with the excess used to purchase short term investments in Treasury Bills.  Short-term borrowings paid during the current fiscal year were $70 million compared to $122 million a year ago.  Shares totaling $140 million were purchased to support the needs of the employee stock plans during the current period as compared to $148 million a year ago. On January 10, 2007, a stock repurchase program (“2007 repurchase program”) of up to $1,000 million was announced, to be executed over four years.  No repurchases were made under the 2007 repurchase program during the current or prior year.  We plan to continuously evaluate executing any stock repurchases under the 2007 repurchase program throughout the year.  We will continue to repurchase shares to support the needs of the employee stock and option plans.   In the first six months of the current year, we had proceeds related to employee stock plans of $77 million versus $106 million for the same period last year.  Cash dividends paid were $223 million during the first six months versus $188 million for the same period a year ago.

We had no commercial paper outstanding at February 28, 2009.  In connection with our commercial paper program, we maintain two unsecured backup syndicated lines of credit that total $1,200 million.  The first $600 million facility expires on August 10, 2009, the second on August 12, 2012.  Our ability to access these facilities is subject to our compliance with the terms and conditions of the credit facilities, including financial covenants.  The covenants require us to maintain certain financial ratios related to minimum net worth and priority debt, along with limitations on the sale of assets and purchases of investments.  As of February 28, 2009 we were in compliance with all such covenants.  The company pays a facility fee to the financing bank to keep this line of credit facility active.  While we are still able to access these lines of credit, as of February 28, 2009, there were no borrowings outstanding against these credit facilities.  We do not expect any borrowings under these facilities, together with our outstanding commercial paper, to exceed $1,200 million.  On December 9, 2008, we entered into an additional $175 million line of credit that expired on December 31, 2008.

Our current credit ratings are as follows:

Rating Agency	Long-Term Debt Rating	Outlook	Commercial Paper Rating	Outlook
Moody's	A2	Stable	P-1	Stable
Standard & Poor's	A+	Negative	A-1	Negative

In assessing our credit strength, both Moody's and Standard & Poor's consider our business model, capital structure, financial policies and financial statements.  Our credit ratings impact our future borrowing costs, access to capital markets and operating lease costs.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The following table lists our contractual obligations and commitments as of February 28, 2009:

	Payments Due by Period (In millions)
	Total	Less than 1 Year	1-3 Years	3-5 Years	Over 5 Years
Operating leases (1)	$34,249	$1,890	$4,015	$3,910	$24,434
Purchase obligations (2):
Open inventory purchase orders	1,017	1,017	-	-	-
Real estate development	692	660	32	-	-
Other corporate obligations	485	226	174	50	35
Long-term debt*	2,350	7	4	1,304	1,035
Interest payment on long-term debt	810	127	232	195	256
Insurance*	468	150	111	79	128
Retiree health*	391	9	22	28	332
Closed location obligations*	75	18	23	13	21
Capital lease obligations *(1)	41	3	4	3	31
Other long-term liabilities reflected on the balance sheet*(3)	634	45	107	100	382
Total	$41,212	$4,152	$4,724	$5,682	$26,654
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
(3)
Includes $44 million ($12 million due in 1-3 years, $16 million due in 3-5 years and $16 million due in over 5 years) of unrecognized tax benefits recorded under FIN No. 48, which we adopted in fiscal year 2008.

OFF-BALANCE SHEET ARRANGEMENTS

Letters of credit are issued to support purchase obligations and commitments (as reflected on the Contractual Obligations and Commitments table) as follows (In millions):

Insurance	$265
Inventory obligations	27
Real estate development	15
Other	8
Total	$315

We have no other off-balance sheet arrangements other than those disclosed on the Contractual Obligations and Commitments table and a credit agreement guaranty on behalf of SureScripts-RxHub, LLC.  This agreement is described more fully in Note 8 in the Notes to Consolidated Condensed Financial Statements.

Both on-balance sheet and off-balance sheet financing are considered when targeting debt to equity ratios to balance the interests of equity and debt (including real estate) investors.  This balance allows us to lower our cost of capital while maintaining a prudent level of financial risk.

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements.  This statement, and the related pronouncements, defines and provides guidance when applying fair value measurements to accounting pronouncements that require or permit such measurements.  We adopted the provisions of SFAS 157, Fair Value Measurements for financial assets and liabilities beginning in the first quarter of fiscal 2009.  FASB Staff Position No. 157-2 deferred the effective date of nonfinancial assets and liabilities until fiscal year 2010.  We do not expect to have a material impact in 2010 when we apply the statement to our nonfinancial assets and liabilities.

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

In December 2007, the FASB issued SFAS No 141(R), Business Combinations.  This statement establishes principles and requirements for how the acquirer recognizes and measures identifiable assets acquired, liabilities assumed and any noncontrolling interest in a business combination.  In addition the statement provides a revised definition of a business, shifts from the purchase method to the acquisition method, expenses acquisition-related transaction costs, recognizes contingent consideration and contingent assets and liabilities at fair value, and capitalizes acquired in-process research and development. This statement, which will be effective for the first quarter of fiscal 2010, will be applied prospectively to business combinations.  In addition, changes in an acquired entity’s deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain information in this quarterly report on Form 10-Q, as well as in other public filings, the company website, press releases and oral statements made by our representatives, is forward-looking information based on current expectations and plans that involve risks and uncertainties.  Forward-looking information includes statements concerning pharmacy sales trends, prescription margins, number and location of new store openings, outcomes of litigation, the level of capital expenditures, and demographic trends.  Forward looking information includes statements with words such as "expects," "estimates," "intends," "believes," "plans," "anticipates" or similar language.  For such statements, we claim the protection of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

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

Item 4.  CONTROLS AND PROCEDURES

Based on their evaluation as of February 28, 2009, pursuant to Exchange Act Rule 13a-15(b), the company's management, including its Chief Executive Officer and Chief Financial Officer, has concluded that the company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e)) are effective.

In connection with the evaluation pursuant to Exchange Act Rule 13a-15(d) of the company's internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) by the company's management, including its Chief Executive Officer and Chief Financial Officer, no changes during the quarter ended February 28, 2009 were identified that have materially affected, or are reasonably likely to materially affect, the company's internal control over financial reporting.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)
The following table provides information about purchases by the company during the quarter ended February 28, 2009 of equity securities that are registered by the company pursuant to Section 12 of the Exchange Act:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
12/1/2008 - 12/31/2008	-	-	-	$655,123,821
1/1/2009 - 1/31/2009	590,000	$26.345906	-	$655,123,821
2/1/2009 - 2/28/2009	1,000,000	$25.978807	-	$655,123,821
Total	1,590,000	$26.115026	-	$655,123,821
(1)

The company repurchased an aggregate of 1,590,000 shares of its common stock in open-market transactions to satisfy the requirements of the company's employee stock purchase and option plans, as well as the company's Nonemployee Director Stock Plan.  These share repurchases were not made pursuant to a publicly announced repurchase plan or program.

(2)
On January 10, 2007, the Board of Directors approved a stock repurchase program ("2007 repurchase program"), pursuant to which up to $1,000 million of the company's common stock may be purchased prior to the expiration date of the program on January 20, 2011.  This program was announced in the company's report on Form 8-K, which was filed on January 11, 2007.  The total remaining authorization under the repurchase program is $655,123,821 as of February 28, 2009.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	The company held its Annual Meeting of Shareholders on January 14, 2009. At the Annual Meeting:
(c)	(1) The shareholders voted for election of the following directors to serve until the next annual meeting or until their successors are elected and qualified:

	Votes For	Votes Withheld
William C. Foote	840,802,772	15,720,150
Mark P. Frissora	836,188,180	20,334,742
Alan G. McNally	839,574,071	16,948,851
Cordell Reed	839,592,428	16,930,493
Nancy M. Schlichting	841,952,999	14,569,923
David Y. Schwartz	842,413,780	14,109,142
Alejandro Silva	843,396,347	13,126,574
James A. Skinner	836,012,807	20,510,115
Marilou M. von Ferstel	839,284,351	17,238,571
Charles R. Walgreen III	842,671,567	13,851,354

(2) The proposal to ratify the appointment of Deloitte & Touche LLP as the company’s independent registered public accounting firm was approved by a vote of 847,566,642 for, 6,046,229 against and 2,910,199 abstentions.

(3) The proposal to amend the Walgreen Co. 1982 Employees Stock Purchase Plan to increase the number of shares of common stock authorized for issuance under the Plan was approved by a vote of 662,670,723 for, 18,177,153 against, 2,907,608 abstentions and 172,767,586 broker non-votes.

(4) The shareholder proposal that the Board of Directors of the company adopt a policy that the Chairman of the Board be an independent director who has not previously served as an executive officer of the company was not approved.  There were 195,703,193 votes for, 480,638,829 votes against, 7,410,339 abstentions and 172,770,709 broker non-votes.

(5) The shareholder proposal that the Board of Directors of the company adopt a policy that provides shareholders the opportunity at each annual shareholder meeting to vote on an advisory resolution to ratify the compensation of the named executive officers was not approved.  There were 255,565,850 votes for, 401,087,431 votes against, 27,091,628 abstentions and 172,778,161 broker non-votes.

Item 6. EXHIBITS

(a)	Exhibits

1.1
Underwriting Agreement dated January 8, 2009, by and among the Company and Banc of America Securities LLC, Goldman, Sachs & Co., J.P. Morgan Securities Inc., and Morgan Stanley & Co. Incorporated, as representatives of the several underwriters named therein, filed with the Securities and Exchange Commission on January 13, 2009 as Exhibit 1.1 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604), and incorporated by reference herein.

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

4.1
Form of 5.25% Note due 2019, filed with the Securities and Exchange Commission on January 13, 2009 as Exhibit 1.1 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604), and incorporated by reference herein.

10.1	Form of Amendment to Restricted Stock Unit Award Agreement (effective January 1, 2009).

10.2	Form of Amendment to Change of Control Employment Agreements (effective January 1, 2009).

10.3	Amendment to the Walgreen Co. 1986, 1988, 1992 (Series 1), 1992 (Series 2), 1997 (Series 1), 1997 (Series 2), 2001 and 2002 Executive Deferred Compensation/Capital Accumulation Plans.

12	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WALGREEN CO.
(Registrant)

Dated: March 26, 2009	/s/ W.D. Miquelon
W.D. Miquelon
Senior Vice President
(Chief Financial Officer)

Dated: March 26, 2009	/s/ M.M. Scholz
M.M. Scholz
Controller
(Chief Accounting Officer)