Form 10-Q
period 2009-05-31
WALGREEN CO
filed 2009-06-30
CIK 104207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED MAY 31, 2009

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
Yes ☐ No ☑

The number of shares outstanding of the registrant's Common Stock, $.078125 par value, as of May 31, 2009 was 992,380,086.

WALGREEN CO.

FORM 10-Q FOR THE QUARTER ENDED MAY 31, 2009

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

The consolidated condensed financial statements included herein have been prepared by the company pursuant to the rules and regulations of the Securities and Exchange Commission.  The Consolidated Condensed Balance Sheets as of May 31, 2009, August 31, 2008 and May 31, 2008, the Consolidated Condensed Statements of Earnings for the three and nine months ended May 31, 2009 and 2008, and the Consolidated Condensed Statements of Cash Flows for the nine months ended May 31, 2009 and 2008, have been prepared without audit.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the company believes that the disclosures are adequate to make the information presented not misleading.  It is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the company's latest annual report on Form 10-K.

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

WALGREEN CO. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(UNAUDITED)
(In millions, except per share amounts)

	May 31,	August 31,	May 31,
	2009	2008	2008
Assets
Current Assets:
Cash and cash equivalents	$2,300	$443	$472
Short term investments	100	-	-
Accounts receivable, net	2,797	2,527	2,395
Inventories	6,891	7,249	7,064
Other current assets	164	214	253
Total Current Assets	12,252	10,433	10,184

Non-Current Assets:
Property and equipment, at cost, less accumulated depreciation and amortization	10,595	9,775	9,311
Goodwill	1,463	1,438	1,418
Other non-current assets	833	764	675
Total Non-Current Assets	12,891	11,977	11,404
Total Assets	$25,143	$22,410	$21,588

Liabilities & Shareholders' Equity
Current Liabilities:
Short-term borrowings	$10	$83	$1,145
Trade accounts payable	4,599	4,289	4,173
Accrued expenses and other liabilities	2,312	2,272	2,161
Income taxes	52	-	23
Total Current Liabilities	6,973	6,644	7,502

Non-Current Liabilities:
Long-term debt	2,338	1,337	19
Deferred income taxes	316	150	150
Other non-current liabilities	1,329	1,410	1,382
Total Non-Current Liabilities	3,983	2,897	1,551

Shareholders' Equity:
Preferred stock $.0625 par value; authorized 32 million shares, none issued	-	-	-
Common stock $.078125 par value; authorized 3.2 billion shares; issued 1,025,400,000 at May 31, 2009, August 31, 2008 and May 31, 2008	80	80	80
Paid-in capital	591	575	573
Employee stock loan receivable	(155)	(36)	(44)
Retained earnings	15,027	13,792	13,460
Accumulated other comprehensive income (loss)	59	9	(4)
Treasury stock, at cost; 33,019,914 shares at May 31, 2009, 36,223,782 at August 31, 2008 and 35,516,560 at May 31, 2008	(1,415)	(1,551)	(1,530)
Total Shareholders' Equity	14,187	12,869	12,535
Total Liabilities & Shareholders' Equity	$25,143	$22,410	$21,588

The accompanying Notes to Consolidated Condensed Financial
Statements are an integral part of these Statements.

WALGREEN CO. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
(UNAUDITED)
(In millions, except per share amounts)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2009	2008	2009	2008

Net sales	$16,210	$15,015	$47,632	$44,437
Cost of sales	11,751	10,770	34,365	31,829
Gross Profit	4,459	4,245	13,267	12,608

Selling, general and administrative expenses	3,613	3,331	10,722	9,878
Operating Income	846	914	2,545	2,730

Interest expense, net	25	2	60	4

Earnings Before Income Tax Provision	821	912	2,485	2,726
Income tax provision	299	340	915	1,012
Net Earnings	$522	$572	$1,570	$1,714

Net earnings per common share – basic	$.53	$.58	$1.59	$1.73
Net earnings per common share – diluted	$.53	$.58	$1.58	$1.72

Dividends declared	$.1125	$.0950	$.3375	$.2850

Average shares outstanding	992.0	990.2	989.6	990.9
Dilutive effect of stock options	1.0	3.8	1.4	5.2
Average shares outstanding assuming dilution	993.0	994.0	991.0	996.1

The accompanying Notes to Consolidated Condensed Financial
Statements are an integral part of these Statements.

WALGREEN CO. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In millions)

	Nine Months Ended May 31,
	2009	2008

Cash Flows from Operating Activities:
Net earnings	$1,570	$1,714
Adjustments to reconcile net earnings to net cash provided by operating activities -
Depreciation and amortization	741	608
Deferred income taxes	253	(59)
Stock compensation expense	67	56
Income tax savings from employee stock plans	-	1
Other	9	7
Changes in operating assets and liabilities -
Accounts receivable, net	(298)	(273)
Inventories	426	(233)
Other assets	-	(20)
Trade accounts payable	303	430
Accrued expenses and other liabilities	55	43
Income taxes	116	167
Other non-current liabilities	17	50
Net cash provided by operating activities	3,259	2,491

Cash Flows from Investing Activities:
Purchases of short-term investments held to maturity	(1,400)	-
Proceeds from sale of short-term investments held to maturity	1,300	-
Additions to property and equipment	(1,534)	(1,653)
Proceeds from sale of assets	35	14
Business and intangible asset acquisitions, net of cash received	(348)	(527)
Net proceeds from corporate-owned life insurance policies	11	12
Net cash used for investing activities	(1,936)	(2,154)

Cash Flows from Financing Activities:
Net (payments) proceeds from short-term borrowings	(70)	263
Net proceeds from issuance of long-term debt	987	-
Payments of debt	-	(29)
Stock purchases	(140)	(220)
Proceeds related to employee stock plans	106	161
Cash dividends paid	(334)	(283)
Other	(15)	(12)
Net cash provided by (used for) financing activities	534	(120)

Changes in Cash and Cash Equivalents:
Net increase in cash and cash equivalents	1,857	217
Cash and cash equivalents at September 1	443	255
Cash and cash equivalents at May 31	$2,300	$472

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

The May 31, 2008 balance sheet reflects the reclassification of debt, which was previously condensed within the accrued expenses and other liabilities line and other non-current liabilities line.  In addition, software development costs were reclassified from other non-current assets to property and equipment.

(2) On October 30, 2008 we announced a series of strategic initiatives, approved by the Board of Directors, to enhance shareholder value.  One of these initiatives was a program designed to reduce cost and improve productivity through strategic sourcing of indirect spend, reducing corporate overhead and work throughout our stores, rationalization of inventory categories, realignment of pharmacy operations and transforming the community pharmacy.

As of May 31, 2009 we have recorded the following pre-tax charges associated with our restructuring initiatives within the Consolidated Statement of Earnings:

	Three Months Ended	Nine Months Ended
	May 31, 2009	May 31, 2009
Severance and other benefits	$6	$65
Project cancellation settlements	8	8
Inventory charges	33	44
Restructuring expense	47	117
Consulting and other	20	57
Restructuring and restructuring related costs	$67	$174

Cost of sales	$33	$44
Selling, general and administrative expense	34	130
	$67	$174

The $65 million of severance and other benefits includes the charges associated with 438 employees who participated in the voluntary separation program and 362 employees who were involuntarily separated from the company.

Inventory charges consist of on-hand inventory that has been reduced from cost to current selling prices and the loss we incurred on the sale of inventory below cost.

As of May 31, 2009 we have recorded the following balances within the accrued expenses and other liabilities section of our Consolidated Balance Sheets:

	August 31, 2008 Reserve Balance	Charges	Cash Payments	May 31, 2009 Reserve Balance
Severance and other benefits	$-	$72	$61	$11

 (3) Short-term investments at May 31, 2009 include a $100 million Treasury Bill maturing in October 2009.  The interest rate on the Treasury Bill is less than one percent.  The investment is held to maturity and recorded at cost in accordance with SFAS 115 Accounting for Certain Investments in Debt and Equity Securities.  The fair value of the Treasury Bill at May 31, 2009 approximated cost.

(4) Inventories are valued on a lower of last-in, first-out (LIFO) cost or market basis.  At May 31, 2009, August 31, 2008 and May 31, 2008, inventories would have been greater by $1,191 million, $1,067 million and $1,042 million respectively, if they had been valued on a lower of first-in, first-out (FIFO) cost or market basis.  LIFO inventory costs can only be determined annually when inflation rates and inventory levels are finalized; therefore, LIFO inventory costs for interim financial statements are estimated. Inventory includes product cost, inbound freight, warehousing costs and vendor allowances not included as a reduction of advertising expense.

(5) The principal retirement plan for employees is the Walgreen Profit-Sharing Retirement Trust to which both the company and participating employees contribute.  The company's contribution, which is determined annually at the discretion of the Board of Directors, has historically related to pre-tax income; however, beginning January 1, 2008, a portion of that contribution is in the form of a guaranteed match.  The profit-sharing provision was $73 million for the current quarter and $221 million for the nine month period compared to $81 million and $242 million in the same periods last year.  The company’s contributions, which are made annually in the second quarter, were $301 million for the nine month period ended May 31, 2009.  This compares to $261 million for the prior year.

(6) The company granted 234,716 and 16,906,061 stock options under the Walgreen Co. Executive Stock Option Plan and the Walgreen Co. Stock Purchase/Option Plan (Share Walgreens) for the quarter and nine month period ended May 31, 2009.  This compares to 99,917 and 4,255,915 stock options granted in the quarter and nine month period ended under the plans last year.  Total stock-based compensation expense was $19 million for the quarter and $68 million for the nine month period ended May 31, 2009 compared to $11 million and $56 million for the comparable periods last year.  In accordance with Statement of Financial Accounting Standards (SFAS) No. 123(R), compensation expense is recognized on a straight-line basis over the employee's vesting period or to the employee's retirement eligible date, if earlier.  There was $1 million of fully recognized retiree eligible expense recorded in the current quarter and $15 million recorded for the first nine months.  This compares to no fully recognized retiree eligible expenses and $16 million for the quarter and nine months ended May 31, 2008.  Therefore, compensation expense for the quarter and nine month periods is not representative of compensation expense for the entire fiscal year.  There has been no material change in the assumptions used to compute compensation expense during the current quarter or year.

The company granted 15,423 and 514,470 restricted stock units under the new Walgreen Co. Restricted Stock Unit Award Program and 17,443 and 546,096 performance shares under the new Walgreen Co. Performance Share Program for the quarter and nine months ended May 31, 2009.  In accordance with SFAS No. 123(R), compensation expense is recognized on a straight line basis based on a three year cliff vesting schedule for the Restricted Stock Unit Award Program and straight line over a three year vesting schedule for the Performance Share Program.  For the quarter and nine month periods ended May 31, 2009 the company recognized $3 million and $10 million of expense related to these new plans, respectively.

(7) The company provides certain health insurance benefits for retired employees who meet eligibility requirements, including age, years of service and date of hire.  The costs of these benefits are accrued over the period earned. The company's postretirement health benefit plans are not funded.

	Three Months Ended		Nine Months Ended
Components of Net Periodic Benefit Costs (In millions)	May 31, 2009	May 31, 2008	May 31, 2009	May 31, 2008
Service cost	$3	$4	$10	$10
Interest cost	7	6	20	18
Amortization of actuarial loss	1	1	3	4
Amortization of prior service cost	(1)	(1)	(3)	(3)
Special retirement benefit	-	-	4	-
Curtailment (gain)/loss	(16)	-	(16)	-
Total postretirement benefit (income)/cost	$(6)	$10	$18	$29

In May 2009, we amended the company’s postretirement health benefit plans to change the eligibility requirements.  As a result of this amendment we recognized curtailment income of $16 million for the quarter ended May 31, 2009.

Additionally in the second quarter, the company recognized a special retirement benefit expense of $4 million related to accelerating eligibility for certain employees who elected special early retirement as a part of our initiative to enhance shareholder value.

(8) The company guarantees a credit agreement on behalf of SureScripts-RxHub, LLC, which provides electronic prescription data services.  This credit agreement, for which SureScripts-RxHub, LLC is primarily liable, has an expiration date of June 30, 2011.  The liability was $10 million at May 31, 2009, $8 million at August 31, 2008 and $7 million at May 31, 2008.  The maximum amount of future payments that could be required under the guaranty is $25 million, of which $13 million may be recoverable from another guarantor.  In addition, under certain circumstances the company may be required to provide an additional guarantee of up to $10 million, of which $8 million may be recoverable from other guarantors.  This guarantee arose as a result of a business decision between parties to ensure that the operations of SureScripts-RxHub, LLC would have additional support to access financing.  Should SureScripts-RxHub, LLC default or become unable to pay its debts, the company would be required to fulfill our portion of this guarantee.

(9) The dilutive effect of outstanding stock options on earnings per share is calculated using the treasury stock method.  Stock options are anti-dilutive and excluded from the earnings per share calculation if the exercise price exceeds the average market price of the common shares for the periods presented.  At May 31, 2009 and 2008, outstanding options to purchase common shares of 49,354,716 and 12,998,212, respectively were excluded from the calculation.

(10) Short-term borrowings and long-term debt consists of the following at May 31, 2009 and 2008 (in millions):

	May 31, 2009	May 31, 2008
Short-Term Borrowings -
Commercial paper	$-	$1,137
Current maturities of loans assumed through the purchase of land and buildings; various interest rates from 3.50% to 8.75%; various maturities from 2009 to 2035	5	8
Other	5	-
Total short-term borrowings	$10	$1,145

Long-Term Debt -
4.875% unsecured notes due 2013 net of unamortized discount	$1,296	$-
5.250% unsecured notes due 2019 net of unamortized discount	995	-
Loans assumed through the purchase of land and buildings; various interest rates from 3.50% to 8.75%; various maturities from 2009 to 2035	52	27
	2,343	27
Less current maturities	(5)	(8)
Total-long term debt	$2,338	$19

In fiscal 2009 and 2008 the company issued commercial paper to support working capital needs. The short-term borrowings under the commercial paper program had the following characteristics (in millions):

	May 31, 2009	May 31, 2008
Balance outstanding at end of period	$-	$1,137
Maximum outstanding at any month-end	1,068	1,167
Average daily short-term borrowings	364	743
Weighted-average interest rate	1.97%	2.21%

The carrying value of the commercial paper approximates the fair value.

In connection with our commercial paper program, we maintain two unsecured backup syndicated lines of credit that total $1,200 million.  The first $600 million facility expires on August 10, 2009; the second expires on August 12, 2012.  Our ability to access these facilities is subject to our compliance with the terms and conditions of the credit facilities, including financial covenants.  The covenants require us to maintain certain financial ratios related to minimum net worth and priority debt, along with limitations on the sale of assets and purchases of investments.  The company pays a facility fee to the financing bank to keep the line of credit facility active.  As of May 31, 2009, there have been no borrowings against the credit facilities.  On December 9, 2008, we entered into an additional $175 million line of credit that expired on December 31, 2008.

On July 17, 2008, we issued notes totaling $1,300 million bearing an interest rate of 4.875% paid semiannually in arrears on February 1 and August 1 of each year, beginning on February 1, 2009. The notes will mature on August 1, 2013. We may redeem the notes, at any time in whole or from time to time in part, at our option at a redemption price equal to the greater of: (1) 100% of the principal amount of the notes to be redeemed; or (2) the sum of the present values of the remaining scheduled payments of principal and interest thereon (not including any portion of such payments of interest accrued as of the date of redemption), discounted to the date of redemption on a semiannual basis (assuming a 360-day year consisting of twelve 30-day months) at the Treasury Rate, plus 30 basis points, plus accrued interest on the notes to be redeemed to, but excluding, the date of redemption.  If a change of control triggering event occurs, unless we have exercised our option to redeem the notes, we will be required to offer to repurchase the notes at a purchase price equal to 101% of the principal amount of the notes plus accrued and unpaid interest to the date of redemption.  The notes are unsecured senior debt obligations and rank equally with all other unsecured senior indebtedness of the company. The notes are not convertible or exchangeable.  Total issuance costs relating to this offering were $9 million, which included $8 million in underwriting fees.  The fair value of the notes as of May 31, 2009, was $1,394 million.  Fair value was determined based upon discounted future cash flows for these notes.

On January 13, 2009, we issued notes totaling $1,000 million bearing an interest rate of 5.25% paid semiannually in arrears on January 15 and July 15 of each year, beginning on July 15, 2009. The notes will mature on January 15, 2019. We may redeem the notes, at any time in whole or from time to time in part, at our option at a redemption price equal to the greater of: (1) 100% of the principal amount of the notes to be redeemed; or (2) the sum of the present values of the remaining scheduled payments of principal and interest thereon (not including any portion of such payments of interest accrued as of the date of redemption), discounted to the date of redemption on a semiannual basis (assuming a 360-day year consisting of twelve 30-day months) at the Treasury Rate, plus 45 basis points, plus accrued interest on the notes to be redeemed to, but excluding, the date of redemption.  If a change of control triggering event occurs, unless we have exercised our option to redeem the notes, we will be required to offer to repurchase the notes at a purchase price equal to 101% of the principal amount of the notes plus accrued and unpaid interest to the date of redemption.  The notes are unsecured senior debt obligations and rank equally with all other unsecured senior indebtedness of the company. The notes are not convertible or exchangeable.  Total issuance costs relating to this offering were $8 million, which included $7 million in underwriting fees.  The fair value of the notes as of May 31, 2009, was $1,048 million.  Fair value was determined based upon discounted future cash flows for these notes.

(11) During the quarter the company aquired and opened 29 Drug Fair locations in addition to selected other assets (primarily prescription files).  The aggregate purchase price of all business acquisitions was $348 million for the nine month period ended May 31, 2009.  These acquisitions added $210 million to goodwill and intangible assets.  The remaining fair value relates to tangible assets, less liabilities assumed.  The allocations of the purchase price for all acquisitions, except Drug Fair, McKesson Specialty and IVPCARE, have been finalized.  Operating results of the businesses acquired have been included in the consolidated statements of earnings from their respective acquisition dates forward.  Pro forma results of the company, assuming all of the acquisitions had occurred at the beginning of each period presented, would not be materially different from the results reported.

(12) The company is involved in legal proceedings, and is subject to investigations, inspections, audits, inquiries and similar actions by governmental authorities, incidental to the normal course of the company’s business.

In October 2006, a $31 million judgment was entered against the company in Illinois state court.  In March 2009, the Illinois Appellate Court reversed the punitive portion of the judgment in the amount of $25 million and the company settled the balance of the claim.   Other parties of interest in the matter have appealed the reversal of the punitive damages to the Supreme Court of Illinois.

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

Although the outcome of these and other legal proceedings and investigations to which the company is subject cannot be forecast with certainty, management believes the final disposition of these matters will not have a material adverse effect on the company's consolidated financial position or results of operations.

(13)  Cash interest paid for the nine months ended May 31, 2009 was $45 million compared to $11 million in the prior year’s nine month period.  Cash paid for income taxes was $523 million and $897 million for the nine months ended May 31, 2009 and May 31, 2008, respectively.

(14)  Non-cash transactions in the current fiscal period include $97 million due to the reduction in the liability for postretirement health benefit plans and $19 million in deferred tax assets related to the identification of net operating losses in acquired businesses.  There were no material non-cash transactions in the prior year’s period.

(15) We adopted the provisions of SFAS 157, Fair Value Measurements for financial assets and liabilities beginning in the first quarter of fiscal 2009.  With the exception of short term investments, we currently do not hold any financial assets or liabilities that are included within the scope of this statement.  Our debt instruments are not reported at fair value in our statement of financial position and as a result, we will continue to report under the guidance of SFAS 107, Disclosures about Fair Value of Financial Instruments that requires us to disclose the fair value of our debt in the footnotes.   The Financial Accounting Standards Board (FASB) Staff Position No. 157-2 deferred the effective date of nonfinancial assets and liabilities until fiscal year 2010.  We do not expect to have a material impact in 2010 when we apply the statement to our nonfinancial assets and liabilities.

(16) Accumulated other comprehensive income at May 31, 2009 was $59 million compared to $9 million in the prior year.  In May 2009 the company’s postretirement health benefit plans were amended to change eligibility requirements.  As a result of the amendment, our postretirement health benefit plan liability was decreased by $97 million and accumulated other comprehensive income was increased by $50 million net of deferred taxes.

(17) In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51.  The objective of this statement is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  The statement significantly changes the accounting for transactions with minority interest holders.  This statement, which will be effective for the first quarter of fiscal 2010, is not expected to have a material impact on our consolidated financial position or results of operations.

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

In May 2009, the FASB issued SFAS No. 165, Subsequent Events.  This statement establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this statement sets forth (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  This statement, effective for the fourth quarter in the current fiscal year, will be applied prospectively in future filings.

In June 2009, the FASB approved its Accounting Standards Codification, or Codification, as the single source of authoritative United States accounting and reporting standards applicable for all non-governmental entities, with the exception of the SEC and its staff. The Codification, which changes the referencing of financial standards, is effective for interim or annual financial periods ending after September 15, 2009. Therefore, in the first quarter of fiscal 2010, all references made to US GAAP will use the new Codification numbering system prescribed by the FASB. As the Codification is not intended to change or alter existing US GAAP, it is not expected to have any impact on our consolidated financial position or results of operations.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

INTRODUCTION

Walgreens is principally a retail drugstore chain that sells prescription and non-prescription drugs and general merchandise.  General merchandise includes, among other things, beauty care, personal care, household items, candy, photofinishing, greeting cards, convenience foods and seasonal items.  Customers can have prescriptions filled in retail pharmacies, as well as through the mail, by telephone and via the Internet.  As of May 31, 2009, we operated 7,361 locations in 49 states, the District of Columbia, Guam and Puerto Rico.  Total locations do not include 343 convenient care clinics operated by Take Care Health Systems, Inc.

	Number of Locations
Location Type	May 31, 2009	May 31, 2008
Drugstores	6,857	6,252
Worksite Facilities	373	372
Home Care Facilities	112	89
Specialty Pharmacies	17	12
Mail Service Facilities	2	2
Total	7,361	6,727

The drugstore industry is highly competitive.  In addition to other drugstore chains, independent drugstores and mail order prescription providers, we also compete with various other retailers including grocery stores, convenience stores, mass merchants and dollar stores.

The long-term outlook for prescription utilization is strong due in part to the aging population and the continued development of innovative drugs that improve quality of life and control health care costs.  Certain provisions of the Deficit Reduction Act of 2005 seek to reduce federal spending by altering the Medicaid reimbursement formula for multi-source (i.e., generic) drugs.  These changes are expected to result in reduced Medicaid reimbursement rates for prescription drugs.  Also, in conjunction with a recently approved class action settlement, the methodology used to calculate the average wholesale price (AWP), a pricing reference widely used in the pharmacy industry, is expected to be reduced for many brand-name prescription drugs effective September 2009.  The company expects to reach agreement on adjustments with its third party payors.

We believe deteriorating economic conditions and heightened turmoil in the financial markets have adversely impacted discretionary consumer spending, including spending at retail drugstores.  It is unclear the extent to which these conditions will persist and what overall impact they will have on future consumer spending.

Front-end sales have continued to grow primarily due to the addition of new stores.  Additionally, front-end sales grew due to strengthening core categories, such as over-the-counter non-prescription drugs, beauty care items, household products and consumables.  Walgreens strong name recognition continues to drive private brand sales, which are included in these core categories.

We continue to expand into new markets and increase penetration in existing markets. To support our growth, we are investing in prime locations, technology and customer service initiatives.  Retail organic growth continues to be our primary growth vehicle; however, consideration is given to retail and other acquisitions that provide a unique opportunity and strategic fit for our business.

RESTRUCTURING CHARGES

On October 30, 2008 we announced a series of strategic initiatives, approved by the Board of Directors, to enhance shareholder value.  One of these initiatives was a program designed to reduce cost and improve productivity through strategic sourcing of indirect spend, reducing corporate overhead and work throughout our stores, rationalization of inventory categories, realignment of pharmacy operations and transforming the community pharmacy.  In conjunction with these initiatives approximately $300 to $400 million of costs are anticipated over fiscal 2009 and 2010.  We anticipate achieving approximately $1 billion in annual cost savings by fiscal 2011 related to these initiatives.

Additionally, in conjunction with our Customer Centric Retailing (CCR) initiative we are enhancing the store format to ensure we have the proper assortments, better category lay-outs and adjacencies, better shelf height and site lines and better assortment and brand layout, all of which are designed to positively enhance the shopper experience and increase customer frequency and purchase size.  This format will be rolled out to approximately 5,000 to 5,500 stores beginning in the fall and continuing through calendar 2010.  Although we will continue to refine our estimates as the roll-out progresses, based on our experience with the first thirty-five pilot stores, we expect the cost to be $30 thousand to $50 thousand per store.

As of May 31, 2009 we have recorded the following pre-tax charges associated with our restructuring initiatives within the Consolidated Statement of Earnings:

	Three Months Ended	Nine Months Ended
	May 31, 2009	May 31, 2009
Severance and other benefits	$6	$65
Project cancellation settlements	8	8
Inventory charges	33	44
Restructuring expense	47	117
Consulting and other	20	57
Restructuring and restructuring related costs	$67	$174

Cost of sales	$33	$44
Selling, general and administrative expense	34	130
	$67	$174

The $65 million of severance and other benefits includes the charges associated with 438 employees who participated in the voluntary separation program and 362 employees who were involuntarily separated from the company.

Inventory reserve charges consist of on-hand inventory that has been reduced from cost to current selling prices and the loss we incurred on the sale of inventory below cost.  In addition, as a part of our restructuring efforts we sold an incremental amount of inventory below traditional retail prices.  The dilutive effect of these sales on gross profit was $32 million in the current quarter and nine month period.

As of May 31, 2009 we have recorded the following balances within the accrued expenses and other liabilities section of our Consolidated Balance Sheets:

	August 31, 2008 Reserve Balance	Charges	Cash Payments	May 31, 2009 Reserve Balance
Severance and other benefits	$ -	$ 72	$ 61	$ 11

We have realized savings related to these initiatives of approximately $87 million in the current quarter and $139 million for the first nine months.  The savings, which are included in selling, general and administrative expense, are primarily the result of reduced store labor and headcount reductions.

OPERATING STATISTICS

	Percentage Changes
	Three Months Ended May 31,		Nine Months Ended May 31,
	2009	2008	2009	2008
Net Sales	8.0	9.6	7.2	10.2
Net Earnings	(8.8)	2.0	(8.4)	4.2
Comparable Drugstore Sales	2.8	3.4	1.9	4.5
Prescription Sales	8.2	8.9	7.4	10.3
Comparable Drugstore Prescription Sales	3.8	2.7	3.1	4.5
Front-End Sales	7.4	11.1	6.7	9.9
Comparable Drugstore Front-End Sales	0.9	4.6	(0.2)	4.4
Gross Profit	5.0	9.5	5.2	9.7
Selling, General and Administrative Expenses	8.4	10.2	8.5	10.5

	Percent to Net Sales
	Three Months Ended May 31,		Nine Months Ended May 31,
	2009	2008	2009	2008
Gross Margin	27.5	28.3	27.9	28.4
Selling, General and Administrative Expenses	22.3	22.2	22.6	22.3

	Other Statistics
	Three Months Ended May 31,		Nine Months Ended May 31,
	2009	2008	2009	2008
Prescription Sales as a % of Net Sales	65.6	65.5	64.9	64.7
Third Party Sales as a % of Total Prescription Sales	95.4	95.5	95.4	95.2
Total Number of Prescriptions (in millions)	168	158	488	466
30 Day Equivalent Prescriptions (in millions) *	187	173	541	510
Total Number of Locations			7,361	6,727

* Includes the adjustment to convert prescriptions greater than 84 days to the equivalent of three 30 day prescriptions. This adjustment reflects the fact these prescriptions include approximately three times the amount of product days supplied compared to a normal prescription.

RESULTS OF OPERATIONS

Net earnings for the third quarter ended May 31, 2009 were $522 million or $0.53 per share (diluted).  This was an 8.8% decrease over the same quarter last year.  Net earnings for the nine months decreased 8.4% to $1,570 million or $1.58 per share (diluted).  The net earnings decrease in the quarter and nine months was attributed to a lower rate of sales growth, lower gross margins, higher selling, general and administrative expenses as a percentage of sales and higher interest costs.  Additionally, in the current quarter we recorded $47 million in restructuring expenses, $20 million for consulting and other expenses and $32 million in margin dilution related to our restructuring activities.  For the nine month period we have recorded $117 million in restructuring expenses, $57 million for consulting and other expenses and $32 million in margin dilution related to our restructuring activities.

Net sales for the third quarter increased by 8.0% to $16,210 million and rose by 7.2% to $47,632 million for the first nine months.  Drugstore sales increases resulted from sales gains in existing stores and added sales from new stores, each of which include an indeterminate amount of market-driven price changes.  Sales in comparable drugstores were up 2.8% for the quarter and 1.9% for the nine month period.  Comparable drugstores are defined as those that have been open for at least twelve consecutive months without closure for seven or more consecutive days and without a major remodel or a natural disaster in the past twelve months.  Relocated and acquired stores are not included as comparable stores for the first twelve months after the relocation or acquisition.  We operated 7,361 locations as of May 31, 2009, compared to 6,727 a year earlier.

Prescription sales increased by 8.2% for the third quarter and 7.4% for the first nine months and represented 65.6% and 64.9% of total sales, respectively.  In the prior year, prescription sales increased 8.9% for the quarter and 10.3% year to date and represented 65.5% and 64.7% of total sales.  Comparable drugstore prescription sales were up 3.8% in the current quarter and 3.1% in the nine month period.  The effect of generic drugs, which have a lower retail price, replacing brand name drugs reduced prescription sales by 3.8% in the current quarter and 2.8% for the first nine months versus 3.4% in the previous quarter and 4.0% in the previous nine month period.  The effect of generics on total sales was a reduction of 2.1% in the current quarter and 1.5% year to date compared to 1.9% in the prior year’s quarter and 2.2% year to date.  Third party sales, where reimbursement is received from managed care organizations as well as government and private insurance, were 95.4% of prescription sales for the quarter and the first nine months this year compared to 95.5% and 95.2% in the prior year.  The total number of prescriptions filled for the third quarter was approximately 168 million compared to 158 million for the same period last year.  Prescriptions adjusted to 30 day equivalents were 187 million in the third quarter verses 173 last year.

Front-end sales increased 7.4% for the current quarter and 6.7% for the first nine months and were 34.4% and 35.1% of total sales, respectively.  In comparison, prior year front end sales increased 11.1% and 9.9% and comprised 34.5% and 35.3% of total sales.  The overall increase is due to the addition of new stores and an increase in sales dollars related to consumables and household items.  Offsetting the increase were decreases in sales dollars from seasonal items, photo and personal care.  These factors contributed to comparable front-end sales increasing 0.9% in the current quarter and decreasing 0.2% year to date compared to increases of 4.6% and 4.4% last year.

Gross margin as a percent of sales was 27.5% in the current quarter and 27.9% for the first nine months compared to 28.3% and 28.4% last year.  Overall margins were negatively impacted by lower front-end margins due to product mix, non-retail businesses, which have lower margins and are becoming a greater part of the total business, restructuring and restructuring related costs and a higher provision for LIFO.  These items were partially offset by an improvement in retail pharmacy margins, which were positively influenced by generic drug sales, but to a lesser extent negatively influenced by the growth in third party pharmacy sales and lower market driven reimbursements.

We use the LIFO method of inventory valuation, which can only be determined annually when inflation rates and inventory levels are finalized; therefore, LIFO inventory costs for the interim financial statements are estimated.  Cost of sales included a LIFO provision of $32 million and $124 million for the quarter and nine month period ended May 31, 2009 versus $16 million and $74 million a year ago.  This quarter our estimated annual inflation rate was reduced to 2.0% from our estimate of 2.25% at February 28, 2009, primarily due to lower than projected prescription drug inflation.  Last year, during the third quarter the estimated annual inflation rate was reduced to 1.25% from 1.5%, due to lower than projected non-prescription drug inflation.

Gross profit increased 5.0% in the quarter and 5.2% year to date versus 9.5% and 9.7% increases in the same periods last year.  The change from the prior year is primarily due to lower sales growth and lower gross margins.

Selling, general and administrative expenses as a percentage of sales were 22.3% for the current quarter and 22.6% for the first nine months compared to 22.2% and 22.3% a year ago.  As a percentage of sales, the current quarter and nine month period increases were due to higher restructuring and restructuring related expenses and occupancy, partially offset by lower store level salaries and savings related to our restructuring activities.

Selling, general and administrative expenses increased 8.4% in the third quarter and 8.5% for the nine month period ended May 31, 2009 compared to 10.2% and 10.5% a year ago.  Restructuring and restructuring related expenses accounted for 1.0% of the increase in the current quarter and 1.3% of the increase for the nine month period.  Partially offsetting restructuring and restructuring related expenses was a reduction in store level salaries for the current quarter and year to date.  Store level salaries increased at a lower rate of growth than sales, contrary to the prior year where the rate of growth was higher than sales.

Interest was a net expense of $25 million in the quarter and $60 million year to date, compared to $2 million and $4 million in the prior quarter and year to date, respectively.  The increase in interest expense is primarily attributed to the issuance of long-term debt.  The current year’s interest expense is net of $3 million in the quarter and $12 million year to date, which was capitalized to construction projects versus $4 million in the quarter and $16 million year to date capitalized last year.

The effective tax rate was 36.4% for the quarter and 36.8% for the first nine months compared to 37.3% and 37.1% a year ago.  The decrease in rate is attributed to additional permanent tax benefits in the current year.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $2,300 million at May 31, 2009, compared to $472 million at May 31, 2008.  Short-term investment objectives are to minimize risk, maintain liquidity and maximize after-tax yields.  To attain these objectives, investment limits are placed on the amount, type and issuer of securities.  Investments are principally in U.S. Treasury market funds and Treasury Bills.

Net cash provided by operating activities for the nine months ending May 31, 2009 improved $768 million to $3,259 million compared to $2,491 million a year ago.  The increase is primarily attributable to working capital improvements.  For the nine months ended May 31, 2009 we generated $602 million in cash flow from working capital improvements, primarily through better inventory management.  Working capital improvements were partially offset by lower net earnings.  Last year, working capital improvements generated $114 million in cash flow.  Cash provided by operations is the principal source of funds for expansion, acquisitions, remodeling programs, dividends to shareholders and stock repurchases.  In fiscal 2009, we supplemented cash provided by operations with long-term debt.

Net cash used for investing activities was $1,936 million versus $2,154 million last year.  Using the proceeds from our issuance of long-term debt we invested $650 million in short-term Treasury Bills of which $550 million was redeemed in the third quarter. Additions to property and equipment were $1,534 million compared to $1,653 million last year.  During the first nine months we added a total of 525 locations (427 net) compared to 797 last year (730 net).  There were 140 owned locations added during the first nine months and 53 under construction at May 31, 2009 versus 166 owned locations added and 67 under construction last year.

	Drugstores	Worksites	Home Care	Specialty Pharmacy	Mail Service	Total
August 31, 2008	6,443	364	115	10	2	6,934
New/Relocated	407	28	4	4	-	443
Acquired	64	2	11	5	-	82
Closed/Replaced	(57)	(21)	(18)	(2)	-	(98)
May 31, 2009	6,857	373	112	17	2	7,361

Business acquisitions this year were $348 million versus $527 million in the prior year.  Business acquisitions in the current year include the acquisition of 34 Drug Fair locations, McKesson Corporation’s specialty pharmacy, a business within McKesson’s Specialty division and IVPCARE, a specialty pharmacy focused on reproductive health and selected other assets (primarily prescription files).

Capital expenditures throughout fiscal 2009 are expected to be $1.9 billion, excluding business acquisitions.  We expect to open approximately 540 new drugstores in fiscal 2009, with a net increase of approximately 475 drugstores and anticipate having a total of more than 7,000 drugstores in 2010.  We intend to achieve new drugstore organic growth between 4.0 percent and 4.5 percent in fiscal 2010 and between 2.5 percent and 3.0 percent in 2011.  In the first nine months, we added a total of 525 locations, of which 407 were new or relocated drugstores, with a net gain of 414 drugstores after relocations and closings. We are continuing to relocate stores to more convenient freestanding locations.  In addition to new stores, expenditures are planned for distribution centers and technology.  Capital expenditures for fiscal 2010 are expected to be approximately $1.6 billion, excluding business acquisitions and prescription file purchases.

Net cash provided by financing activities was $534 million compared to a net cash use of $120 million last year.  On January 13, 2009, we issued $1,000 million of 5.25% notes due in 2019.  The notes were issued at a discount.  The net proceeds after deducting the discount, underwriting fees and issuance costs were $987 million.  The proceeds were used to pay down short-term borrowings with the excess used to purchase short term investments in Treasury Bills.  Short-term borrowings paid during the current fiscal year were $70 million compared to proceeds of $263 million a year ago.  Shares totaling $140 million were purchased to support the needs of the employee stock plans during the current period as compared to $220 million a year ago. On January 10, 2007, a stock repurchase program (“2007 repurchase program”) of up to $1,000 million was announced, to be executed over four years.  No repurchases were made under the 2007 repurchase program during the current or prior year.  We plan to continuously evaluate executing any stock repurchases under the 2007 repurchase program throughout the year.  We will continue to repurchase shares to support the needs of the employee stock and option plans.  In the first nine months of the current year, we had proceeds related to employee stock plans of $106 million versus $161 million for the same period last year.  Cash dividends paid were $334 million during the first nine months versus $283 million for the same period a year ago.

We had no commercial paper outstanding at May 31, 2009.  In connection with our commercial paper program, we maintain two unsecured backup syndicated lines of credit that total $1,200 million.  The first $600 million facility expires on August 10, 2009, the second on August 12, 2012.  Our ability to access these facilities is subject to our compliance with the terms and conditions of the credit facilities, including financial covenants.  The covenants require us to maintain certain financial ratios related to minimum net worth and priority debt, along with limitations on the sale of assets and purchases of investments.  As of May 31, 2009 we were in compliance with all such covenants.  The company pays a facility fee to the financing bank to keep this line of credit facility active.  While we are still able to access these lines of credit, as of May 31, 2009, there were no borrowings outstanding against these credit facilities.  We do not expect any borrowings under these facilities, together with our outstanding commercial paper, to exceed $1,200 million.

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

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The following table lists our contractual obligations and commitments as of May 31, 2009:

	Payments Due by Period (In millions)
	Total	Less than 1 Year	1-3 Years	3-5 Years	Over 5 Years
Operating leases (1)	$34,557	$1,952	$4,083	$3,967	$24,555
Purchase obligations (2):
Open inventory purchase orders	1,213	1,213	-	-	-
Real estate development	760	737	23	-	-
Other corporate obligations	474	239	153	47	35
Long-term debt*	2,350	7	4	1,304	1,035
Interest payment on long-term debt	811	114	232	200	265
Insurance*	491	162	115	82	132
Retiree health*	285	9	23	29	224
Closed location obligations*	84	19	25	14	26
Capital lease obligations *(1)	40	2	4	3	31
Other long-term liabilities reflected on the balance sheet*(3)	665	46	113	115	391
Total	$41,730	$4,500	$4,775	$5,761	$26,694
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
(3)
Includes $58 million ($18 million due in 1-3 years, $27 million due in 3-5 years and $13 million due in over 5 years) of unrecognized tax benefits recorded under FIN No. 48, which we adopted in fiscal year 2008.

OFF-BALANCE SHEET ARRANGEMENTS

Letters of credit are issued to support purchase obligations and commitments (as reflected on the Contractual Obligations and Commitments table) as follows (In millions):

Insurance	$265
Inventory obligations	62
Real estate development	15
Other	8
Total	$350

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

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations.  This statement establishes principles and requirements for how the acquirer recognizes and measures identifiable assets acquired, liabilities assumed and any noncontrolling interest in a business combination.  In addition the statement provides a revised definition of a business, shifts from the purchase method to the acquisition method, expenses acquisition-related transaction costs, recognizes contingent consideration and contingent assets and liabilities at fair value, and capitalizes acquired in-process research and development. This statement, which will be effective for the first quarter of fiscal 2010, will be applied prospectively to business combinations.  In addition, changes in an acquired entity’s deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events.  This statement establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this statement sets forth (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  This statement, effective for the fourth quarter in the current fiscal year, will be applied prospectively in future filings.

In June of 2009, the FASB approved its Accounting Standards Codification, or Codification, as the single source of authoritative United States accounting and reporting standards applicable for all non-governmental entities, with the exception of the SEC and its staff. The Codification, which changes the referencing of financial standards, is effective for interim or annual financial periods ending after September 15, 2009. Therefore, in the first quarter of fiscal 2010, all references made to US GAAP will use the new Codification numbering system prescribed by the FASB. As the Codification is not intended to change or alter existing US GAAP, it is not expected to have any impact on our consolidated financial position or results of operations.

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

Item 4.  CONTROLS AND PROCEDURES

Based on their evaluation as of May 31, 2009, pursuant to Exchange Act Rule 13a-15(b), the company's management, including its Chief Executive Officer and Chief Financial Officer, has concluded that the company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e)) are effective.

In connection with the evaluation pursuant to Exchange Act Rule 13a-15(d) of the company's internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) by the company's management, including its Chief Executive Officer and Chief Financial Officer, no changes during the quarter ended May 31, 2009 were identified that have materially affected, or are reasonably likely to materially affect, the company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

The company is involved in legal proceedings, and is subject to investigations, inspections, audits, inquiries and similar actions by governmental authorities, incidental to the normal course of the company’s business.

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

Although the outcome of this litigation and other legal proceedings and investigations to which the company is subject cannot be forecast with certainty, management believes the final disposition of these matters will not have a material adverse effect on the company's consolidated financial position or results of operations.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)
The following table provides information about purchases by the company during the quarter ended May 31, 2009 of equity securities that are registered by the company pursuant to Section 12 of the Exchange Act:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
3/1/2009 - 3/31/2009	-	-	-	$655,123,821
4/1/2009 - 4/30/2009	-	-	-	$655,123,821
5/1/2009 - 5/31/2009	-	-	-	$655,123,821
Total	-	-	-	$655,123,821

(1)
The company did not purchase any shares of its common stock in open-market transactions to satisfy the requirements of the company's employee stock purchase and option plans, as well as the company's Nonemployee Director Stock Plan.

(2)
On January 10, 2007, the Board of Directors approved a stock repurchase program ("2007 repurchase program"), pursuant to which up to $1,000 million of the company's common stock may be purchased prior to the expiration date of the program on January 20, 2011.  This program was announced in the company's report on Form 8-K, which was filed on January 11, 2007.  The total remaining authorization under the repurchase program is $655,123,821 as of May 31, 2009.

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

10.1	Separation and Release Agreement effective as of March 31, 2009 between Walgreen Co. and William M. Rudolphsen.

12	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WALGREEN CO.
(Registrant)

Dated: 6/25/09	/s/ W.D. Miquelon
W.D. Miquelon
Senior Vice President
(Chief Financial Officer)

Dated: 6/25/09	/s/ M.M. Scholz
M.M. Scholz
Controller
(Chief Accounting Officer)