Form 10-K
period 2009-08-31
WALGREEN CO
filed 2009-10-26
CIK 104207

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 31, 2009.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of "large accelerated filer,” and “accelerated filer" and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☒                                                                           Accelerated filer ☐
Non-accelerated filer ☐                                                                           Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

As of February 28, 2009, the aggregate market value of Walgreen Co. common stock, par value $.078125 per share, held by non-affiliates (based upon the closing transaction price on the New York Stock Exchange) was approximately $23,572,655,000.  As of September 30, 2009, there were 988,826,319 shares of Walgreen Co. common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Annual Report to Shareholders for the year ended August 31, 2009, to the extent stated in this Form 10-K, are incorporated by reference into Parts I, II and IV of this Form 10-K.  Portions of the registrant's proxy statement for its 2010 annual meeting of shareholders to be held January 13, 2010, are incorporated by reference into Part III of this Form 10-K.

PART I

Item 1.	Business

(a)	General development of business.

Walgreen Co. (the "company" or "Walgreens") was incorporated as an Illinois corporation in 1909 as a successor to a business founded in 1901.  As of August 31, 2009, we operated 7,496 locations in 50 states, the District of Columbia, Puerto Rico and Guam.  In 2009 the company opened or acquired 691 locations for a net increase of 562 locations after relocations and closings.  Total locations do not include 337 convenient care clinics operated by Take Care Health Systems, Inc. within our drugstores.

	Number of Locations
Location Type	2009	2008	2007
Drugstores	6,997	6,443	5,882
Worksite Facilities	377	364	3
Home Care Facilities	105	115	101
Specialty Pharmacies	15	10	8
Mail Service Facilities	2	2	3
Total	7,496	6,934	5,997

Walgreens corporate strategy is to provide the most convenient access to healthcare services and consumer goods in America through our 6,997 community based drugstores, as well as through our specialty pharmacy, home infusion, worksite health center and retail clinic businesses.Today, over 70% of the population lives within five miles of a Walgreens and 5.6 million shoppers walk into a Walgreens store daily.  In addition to store shoppers, Walgreens.com receives over 12 million visits per month.

We intend to grow pharmacy market share through new store growth, comparable store sales increases, pharmacy prescription file purchases and strategic acquisitions.  As an example, in fiscal 2009 we supplemented organic growth by acquiring select locations of Drug Fair to add to our retail drugstore operations and McKesson Specialty and IVPCARE to supplement our specialty pharmacy operations.

We will also utilize our extensive retail network as a channel to provide affordable, quality, health and wellness services to our customers and patients, as illustrated by our ability to play a significant role in providing flu vaccinations.  Finally, we will continue to market Walgreen Co. to employers, governments, managed care operators and pharmacy benefit managers, expanding beyond our traditional retail consumer model, to contract directly with our payors.  With more than 70,000 of the nation’s most trusted and accessible health professionals, Walgreens expects to continue to play a growing role in government and employer efforts to control escalating health care costs.

Prescription sales continue to be a large portion of the company's business.  This year prescriptions accounted for 65.3% of sales compared to 64.9% last year.  Third party sales, where reimbursement is received from managed care organizations, government and private insurance, were 95.4% of prescription sales compared to 95.3% a year ago.  Overall, Walgreens filled approximately 651 million prescriptions in 2009, an increase of 5.5% from the previous year.  Adjusted to 30 day equivalents, prescriptions filled were 723 million in 2009, 677 million in 2008 and 636 million in 2007.  Walgreens continues to gain market share accounting for 18.3% of the U.S. retail prescription drug market in fiscal 2009 compared to 17.6% and 16.8% in fiscal 2008 and 2007, respectively.  Walgreens expects to continue to grow pharmacy sales due, in part, to the aging population and the continued development of innovative drugs that improve quality of life and control health care costs.

During fiscal year 2009 the company added $1.9 billion to property and equipment, which included approximately $1.6 billion related to stores, $133 million for distribution centers, and $231 million related to other locations.  Capital expenditures for fiscal 2010 are expected to be approximately $1.6 billion, excluding acquisitions and prescription file purchases.

In fiscal 2007, the company opened a distribution center in Anderson, South Carolina.  This was the first of a new-generation of distribution centers that will increase the company’s productivity.  A second new-generation center in Windsor, Connecticut opened in fiscal 2009.

(b)	Financial information about industry segments.

The company is principally in the retail drugstore business and its operations are within one reportable segment.

(c)	Narrative description of business.

(i)	Principal products produced and services rendered.

The company’s drugstores are engaged in the retail sale of prescription and non-prescription drugs and general merchandise.  General merchandise includes, among other things, household items, personal care, convenience foods, beauty care, photofinishing, candy, and seasonal items.  Walgreens offers customers the choice to have prescriptions filled at the drugstore counter, as well as through the mail, by telephone and via the Internet.

The estimated contributions of various product classes to sales for each of the last three fiscal years are as follows:

	Percentage
Product Class	2009	2008	2007
Prescription Drugs	65	65	65
Non-prescription Drugs	10	10	10
General Merchandise	25	25	25
Total Sales	100	100	100

(ii)	Status of a product or segment.

Not applicable.

(iii)	Sources and availability of raw materials.

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

The business is seasonal in nature, with Christmas generating a higher proportion of front-end sales and earnings than other periods.  Both prescription and non-prescription drug sales are affected by the timing and severity of the cold/flu season.  See the caption "Summary of Quarterly Results (Unaudited)" on page 21 of the Annual Report to Shareholders for the year ended August 31, 2009 ("2009 Annual Report"), which section is incorporated herein by reference.

(vi)	Working capital practices.

The company generally finances its inventory and expansion needs with internally generated funds.  In fiscal 2009 we supplemented cash provided by operations with short-term borrowings and long-term debt.  See Note 8, "Short-Term Borrowings and Long-Term Debt" on page 16 and "Management's Discussion and Analysis of Results of Operations and Financial Condition" on pages 2 through 7 of the 2009 Annual Report, which sections are incorporated herein by reference.

Due to the nature of our business, 95.4% of all prescription sales are now covered by third party payors.  Prescription sales represent 65.3% of total company sales.  The remaining store sales are principally for cash, credit and debit cards.  Customer returns are immaterial.

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

The company fills prescriptions for many state public assistance plans. Revenues from all such plans are approximately 5.8% of total sales.

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

The company employs approximately 238,000 persons, about 72,000 of whom are part-time employees working less than 30 hours per week.

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

We face intense competition from local, regional and national companies, including other drug store chains, independent drug stores, mail-order prescription providers and various other retailers such as grocery stores, convenience stores, mass merchants and dollar stores, many of which are aggressively expanding in markets we serve.  In the pharmacy benefit services industry, our competitors include large national and regional pharmacy benefit managers and insurance companies and managed care providers, some of which are owned by or have affiliations with our retail drug store competitors.  As competition increases in the markets in which we operate, a significant increase in general pricing pressures could occur, which could require us to reevaluate our pricing structures to remain competitive.  Our failure to reduce prices could result in decreased revenue, and reducing prices without also reducing costs could negatively affect profits.

Reductions in third-party reimbursement levels, from private or government plans, for prescription drugs could reduce our margin on pharmacy sales and could have a significant effect on our retail drugstore profits.

The continued efforts of health maintenance organizations, managed care organizations, pharmacy benefit management companies, government entities, and other third-party payors to reduce prescription drug costs and pharmacy reimbursement rates, as well as litigation relating to how drugs are priced, may impact our profitability.  In addition, some of these entities may offer pricing terms that we may not be willing to accept or otherwise restrict our participation in their networks of pharmacy providers. Certain provisions of the Deficit Reduction Act of 2005 seek to reduce federal spending by altering the Medicaid reimbursement formula for multi-source (i.e., generic) drugs.  These changes are expected to result in reduced Medicaid reimbursement rates for retail pharmacies.  Also, in conjunction with a recently approved class action settlement with two entities that publish the average wholesale price (AWP) of pharmaceuticals, the methodology used to calculate the AWP, a pricing reference widely used in the pharmacy industry, reduced the AWP for many brand-name prescription drugs effective September 26, 2009.  The company has reached understandings with most of its third party payors to adjust reimbursements to correct for this change in methodology, but state Medicaid programs that utilize AWP as a pricing reference have not taken action to make similar adjustments, which is expected to result in reduced Medicaid reimbursement levels in fiscal 2010.  Reduced reimbursement rates could adversely affect our revenues and profits.

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

Efforts to reform the U.S. health care system may adversely affect our business.

The Federal government has been considering proposals to reform the U.S. health care system. These proposals may increase government involvement in health care, increase regulation of pharmacy services, result in changes to pharmacy reimbursement rates, and otherwise change the way we do business. The effect of these proposals could have an impact on our results of operations.

Our ability to hire and retain pharmacy personnel is important to the continued success of our business.

As our business expands, we believe that our future success will depend greatly on our continued ability to attract and retain skilled and qualified pharmacists. The retail drugstore industry is experiencing an ongoing shortage of licensed pharmacists in some parts of the United States.  Although we generally have been able to meet our pharmacist staffing requirements in the past, any future inability to do so could limit our ability to offer extended pharmacy hours and negatively impact our revenue and our ability to deliver high levels of customer service.

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

Our performance may be negatively influenced by changes in national, regional or local economic conditions and consumer confidence. External factors that affect consumer confidence and over which we exercise no influence include unemployment rates, levels of personal disposable income, national, regional or local economic conditions, the introduction of new merchandise or brand and generic prescription drugs, and acts of war or terrorism. Changes in economic conditions and consumer confidence could adversely affect consumer preferences, purchasing power and spending patterns. A decrease in overall consumer spending as a result of changes in economic conditions could adversely affect our front-end and pharmacy sales and negatively impact our profitability. All these factors could impact our revenues, operating results and financial condition.

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

Various factors could adversely affect our achievement of the cost savings targeted by our Rewiring for Growth restructuring.

On October 30, 2008 we announced our “Rewiring for Growth” initiative (“RFG”) designed to reduce cost and improve productivity.  We also announced a goal of saving pre-tax costs equal to $500 million in FY2010 and $1 billion in FY2011 through this initiative. While we believe we are on track to achieve the targeted savings, RFG is a multi-faceted initiative, and numerous elements have to remain on track for us to achieve our overall cost-saving goals.  A shortfall or delay in a single element of RFG could cause the company to fall short of the overall goal, unless offset by better-than-expected savings in other areas.

In general, we expect our savings from the components of the RFG initiative to trend upwards over the course of FY2010 and FY2011, but the rate of progress during each fiscal year may be uneven and there is no assurance that the savings or net benefits achieved in any specific quarter will exceed the prior quarter results or meet analyst or investor expectations.  Because the company does not give specific earnings guidance, analysts and investors might incorrectly estimate what our selling, general and administrative expenses will be as they try to take into account our RFG cost savings in one or more quarters over the course of FY2010 and FY2011, even if we achieve our targeted savings.  If the resulting market expectations exceed our actual results, the perceived earnings disappointment could cause our stock price to drop even if the targeted savings are achieved.

Because our senior management and board of directors manage the company with the broader goal of maximizing overall return for our shareholders, the pursuit of other important business objectives could cause us to change, defer or cancel one or more elements of the RFG initiative, which could prevent us from realizing the targeted savings, on the targeted timeframe or at all.

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

Item 1B.             Unresolved Staff Comments

There are no unresolved staff comments outstanding with the Securities and Exchange Commission at this time.

Item 2.       Properties

The company's locations by state for fiscal 2009 and 2008 are listed below.

State	2009	2008	State	2009	2008	State	2009	2008
Alabama	99	90	Louisiana	134	127	Oklahoma	109	105
Alaska	3	-	Maine	9	9	Oregon	69	62
Arizona	250	241	Maryland	56	48	Pennsylvania	123	106
Arkansas	55	50	Massachusetts	165	153	Rhode Island	29	26
California	570	525	Michigan	225	211	South Carolina	102	83
Colorado	165	150	Minnesota	138	122	South Dakota	14	13
Connecticut	117	109	Mississippi	70	63	Tennessee	250	242
Delaware	64	64	Missouri	192	180	Texas	679	631
District of Columbia	3	3	Montana	13	11	Utah	39	36
Florida	824	781	Nebraska	59	56	Vermont	4	4
Georgia	190	166	Nevada	84	76	Virginia	109	93
Hawaii	9	1	New Hampshire	33	31	Washington	122	115
Idaho	37	32	New Jersey	175	138	West Virginia	18	11
Illinois	571	549	New Mexico	59	57	Wisconsin	230	221
Indiana	212	205	New York	245	208	Wyoming	8	8
Iowa	72	68	North Carolina	169	148	Guam	1	1
Kansas	63	61	North Dakota	1	1	Puerto Rico	98	95
Kentucky	95	89	Ohio	266	259	TOTAL	7,496	6,934

The company owns approximately 21% of the retail drugstores open at August 31, 2009.  The remaining drugstore locations are leased.  The leases are for various terms and periods.  See Note 3, "Leases" on page 14 of the 2009 Annual Report, which section is incorporated herein by reference.  The company has a moderate expansion program of adding new stores and remodeling and relocating existing stores.  Net retail selling space was increased from 73 million square feet at August 31, 2008, to 79 million square feet at August 31, 2009.  Approximately 38% of company stores have been opened or remodeled during the past five years.

The company's retail store operations are supported by fourteen major distribution centers with a total of approximately 13 million square feet of space in all distribution centers, of which 8 million square feet is owned.  The remaining space is leased.  All distribution centers are served by modern systems for order processing control, operating efficiencies and rapid merchandise delivery to stores.  In addition, the company uses public warehouses to handle certain distribution needs.  New distribution centers opened in Anderson, South Carolina and Windsor, Connecticut in fiscal years 2007 and 2009, respectively.

There are 27 principal office facilities containing approximately 3 million square feet of which approximately 2 million square feet is owned and the remainder is leased.  The company operates two mail service facilities containing approximately 237 thousand square feet of which approximately 133 thousand square feet is owned and the remainder is leased.

The company also owns 33 strip shopping malls containing approximately 2 million square feet of which approximately 708 thousand square feet is leased to others.

Item 3.                     Legal Proceedings

The information in response to this item is incorporated herein by reference to Note 11 "Commitments and Contingencies" on page 17 of the 2009 Annual Report.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year.

Item 4.1.                   Executive Officers of the Registrant

The following information is furnished with respect to each executive officer of the company and certain other officers as of October 25, 2009:

NAME AND BUSINESS EXPERIENCE	AGE	OFFICE HELD

Gregory D. Wasson	51	President and Chief Executive Officer
President and Chief Executive Officer since February 2009
Director since February 2009
President and Chief Operating Officer – May 2007 to February 2009
Executive Vice President – October 2005 to May 2007
Senior Vice President – February 2004 to October 2005
Vice President – October 2001 to February 2004
President, Walgreens Health Services – March 2002 to May 2007

Wade D. Miquelon	44	Executive Vice President and Chief Financial Officer
Executive Vice President and Chief Financial Officer since July 2009
Senior Vice President and Chief Financial Officer – June 2008 to July 2009
Executive Vice President and Chief Financial Officer, Tyson Foods, Inc. – June 2006 to June 2008
Vice President, Finance, Western Europe, The Proctor & Gamble Company – September 2003 to June 2006

Mark A. Wagner	48	Executive Vice President
Executive Vice President since March 2006
Senior Vice President – February 2002 to March 2006

Stanley B. Blaylock	46	Senior Vice President
Senior Vice President since January 2008
Vice President – October 2007 to January 2008
Divisional Vice President – January 2007 to October 2007
Senior Vice President, Walgreens Health Services – January 2007 to October 2007
Vice President, Specialty Pharmacy, Walgreens Health Services – August 2006 to January 2007
President and Chief Executive Officer, Medmark Inc. – October 2005 to August 2006
President, Medmark Inc. – June 2005 to October 2005
Executive Vice President, Chief Financial Officer and Chief Administrative Officer, Medmark Inc. – August 2003 to June 2005

R. Bruce Bryant	59	Senior Vice President
Senior Vice President since September 2000

Sona Chawla	42	Senior Vice President
Senior Vice President since July 2008
Vice President, Global Online Business, Dell, Inc. – December 2006 to May 2008
Executive Vice President, Online Sales, Service and Marketing, Wells Fargo & Company – March 2005 to October 2006
Executive Vice President, Web Channel Management, Wells Fargo & Company – June 2003 to February 2005

Kermit R. Crawford	50	Senior Vice President
Senior Vice President since October 2007
Vice President – October 2005 to October 2007
Senior Vice President, Walgreens Health Services – October 2005 to September 2007
Vice President, Walgreens Health Service – September 2004 to October 2005
Vice President, Operations – October 2000 to October 2004

Dana I. Green	59	Senior Vice President, General Counsel and Corporate Secretary
Senior Vice President, General Counsel and Corporate Secretary since January 2005
Senior Vice President – February 2004 to January 2005
Vice President – May 2000 to February 2004

Donald C. Huonker, Jr.	48	Senior Vice President
Senior Vice President since October 2007
Vice President, Pharmacy Services – April 2005 to October 2007
Vice President, Operations – April 2003 to April 2005

J. Randolph Lewis	59	Senior Vice President
Senior Vice President since January 2000

George J. Riedl	49	Senior Vice President
Senior Vice President since April 2009
Executive Vice President – January 2006 to April 2009
Senior Vice President – January 2003 to January 2006

Hal F. Rosenbluth	57	Senior Vice President
Senior Vice President since August 2008
Vice President – April 2008 to August 2008
Chairman, Take Care Health Systems, Inc. – October 2004 to April 2008
Chairman and Chief Executive Officer, Rosenbluth International through November 2003

Timothy J. Theriault	49	Senior Vice President and Chief Information Officer
Senior Vice President since October 2009
President, Corporate and Institutional Services, Northern Trust Corporation – January 2006 to October 2009
President, Worldwide Operations and Technology, Northern Trust Corporation – February 2002 to January 2006

Thomas J. Connolly	50	Vice President
Vice President since March 2009
Divisional Vice President – March 2000 to March 2009

Kimberly L. Feil	50	Vice President and Chief Marketing Officer
Vice President and Chief Marketing Officer since September 2008
Senior Vice President and Chief Marketing Officer, Sara Lee North America – September 2005 to May 2008
Vice President and Senior Marketing Officer, Kimberly-Clark Corporation – February 2005 to September 2005
Chief Executive Officer, Mosaic InfoForce – March 2003 to February 2005

W. Bryan Pugh	46	Vice President
Vice President since February 2009
Chief Retail Operations Officer, Fresh & Easy Neighborhood Markets, USA, Tesco PLC – March 2005 to December 2008
Chief Operations Officer, Tesco Lotus Stores, Thailand, Tesco PLC – May 2001 to February 2005

Mia M. Scholz	43	Vice President, Controller and Chief Accounting Officer
Vice President since October 2007
Controller and Chief Accounting Officer since January 2004
Divisional Vice President – January 2004 to October 2007
Director, Internal Audit – November 1999 to January 2004

John W. Spina	50	Vice President
Vice President since April 2007
Treasurer – April 2007 to August 2009
Vice President, Operations – April 2005 to April 2007
Director, Drug Store Administration – April 2003 to April 2005

David A. Van Howe	51	Vice President
Vice President since April 2007
Divisional Vice President – January 2004 to April 2007

Denise K. Wong	51	Vice President
Vice President since May 2007
Chief Information Officer – May 2007 to October 2009
Divisional Vice President December 2001 to May 2007

Robert G. Zimmerman	57	Vice President
Vice President since September 2007
Vice President and Chief Financial Officer, Walgreens Health Services – September 2001 to September 2007

Jason M. Dubinsky	36	Treasurer
Treasurer since August 2009
Vice President, Investment Banking, The Goldman Sachs Group, Inc. – March 2006 to April 2009
Vice President, Investment Banking, Lehman Brothers, Inc. – January 2003 to March 2006

Chester G. Young	64	General Auditor
Divisional Vice President since January 1995

Stewart B. Wasson, Vice President, Operations, is Gregory D. Wasson’s brother.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The company's common stock is listed on the New York Stock Exchange, Chicago Stock Exchange and The Nasdaq Stock Market LLC under the symbol WAG.  As of September 30, 2009 there were approximately 94,722 record holders of company common stock.

The range of the sales prices of the company's common stock by quarters during the years ended August 31, 2009 and August 31, 2008 are incorporated herein by reference to the caption "Common Stock Prices" on page 21 of the 2009 Annual Report.

The company's cash dividends per common share during the two fiscal years ended August 31 are as follows:

Quarter Ended	2009	2008
November	$.1125	$.0950
February	.1125	.0950
May	.1125	.0950
August	.1375	.1125
Fiscal Year	$.4750	$.3975

The following table provides information about purchases by the company during the quarter ended August 31, 2009 of equity securities that are registered by the company pursuant to Section 12 of the Exchange Act:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
06/01/2009 - 06/30/2009	-	-	-	$655,123,821
07/01/2009- 07/31/2009	-	-	-	$655,123,821
08/01/2009-08/31/2009	4,500,000	$30.9654	-	$655,123,821
Total	4,500,000	$30.9654	-	$655,123,821

(1)
The company repurchased an aggregate of 4,500,000 shares of its common stock in open-market transactions to satisfy the requirements of the company's employee stock purchase and option plans, as well as the company's Nonemployee Director Stock Plan.  These share repurchases were not made pursuant to a publicly announced repurchase plan or program.

(2)
On January 10, 2007, the Board of Directors approved a stock repurchase program ("2007 repurchase program"), pursuant to which up to $1,000 million of the company's common stock may be purchased prior to the expiration date of the program on January 10, 2011.  The total remaining authorization under the repurchase program was $655,123,821 as of August 31, 2009. On October 14, 2009 the Board of Directors approved a new stock repurchase program (“2009 repurchase program”) which replaced the 2007 repurchase program.  The 2009 repurchase program authorizes the repurchase of up to $2,000 million of the company’s common stock prior to the expiration date of the program on December 31, 2013.

Item 6.                    Selected Financial Data

The information in response to this item is incorporated herein by reference to the caption "Five-Year Summary of Selected Consolidated Financial Data" on page 1 of the 2009 Annual Report.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The information in response to this item is incorporated herein by reference to the caption "Management's Discussion and Analysis of Results of Operations and Financial Condition" on pages 2 through 7 of the 2009 Annual Report.

Item 7A.                 Qualitative and Quantitative Disclosures about Market Risk

In July 2009, we entered into five interest rate swap transactions converting our $1,300 million 4.875% fixed rate bonds to a floating interest rate tied to the one month LIBOR plus a constant spread.  These financial instruments are sensitive to changes in interest rates.  On August 31, 2009, we had $1,047 million in long-term debt obligations that had fixed interest rates.  A one percentage point increase or decrease in interest rates would increase or decrease the annual interest expense we recognize and the cash we pay for interest expense by approximately $13 million.

Item 8.	Financial Statements and Supplementary Data

See Item 15.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Based on their evaluation as of August 31, 2009 pursuant to Exchange Act Rule 13a-15(b), the company's management, including its Chief Executive Officer and Chief Financial Officer, conclude the company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) are effective.

Management's report on internal control and the attestation report of Deloitte & Touche LLP, the company's independent registered public accounting firm, are included in our 2009 Annual Report and are incorporated in this Item 9A by reference.

In connection with the evaluation pursuant to Exchange Act Rule 13a-15(d) of the company's internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) by the company's management, including its Chief Executive Officer and Chief Financial Officer, no changes during the quarter ended August 31, 2009 were identified that have materially affected, or are reasonably likely to materially affect, the company's internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Item 10, with the exception of the information relating to the executive officers of the company, which is presented in Part I above under the heading "Executive Officers of the Registrant," is incorporated herein by reference to the following sections of the company's 2009 Proxy Statement:  Proposal 1, Election of Directors; Information Concerning Corporate Governance, the Board of Directors and its Committees; and Section 16(a) Beneficial Ownership Reporting Compliance.

Item 11.	Executive Compensation

The information required by Item 11 is incorporated herein by reference to the following sections of the company's 2009 Proxy Statement: Director Compensation; and Executive Compensation.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is incorporated herein by reference to the following sections of the company's 2009 Proxy Statement: Security Ownership of Certain Beneficial Owners; and Management and Equity Plan Information.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information required by Item 13 is incorporated herein by reference to the following sections of the company's 2009 Proxy Statement: Certain Relationships and Related Party Transactions; and Information Concerning Corporate Governance, the Board of Directors and its Committees.

Item 14.	Principal Accounting Fees and Services

The information required by Item 14 is incorporated herein by reference to the following sections of the company's 2009 Proxy Statement: Independent Registered Public Accounting Firm Fees and Services.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	Documents filed as part of this report:

(1)	The following financial statements, supplementary data, and report of independent public accountants appearing in the 2009 Annual Report are incorporated herein by reference.

2009 Annual Report Page Number
Consolidated Statements of Earnings and Shareholders' Equity for the years ended August 31, 2009, 2008 and 2007	8 – 9
Consolidated Balance Sheets at August 31, 2009 and 2008	10
Consolidated Statements of Cash Flows for the years ended August 31, 2009, 2008 and 2007	11
Notes to Consolidated Financial Statements	12 – 20
Management's Report on Internal Control	22
Report of Independent Registered Public Accounting Firm	22

(2)	The following financial statement schedule and related report of the independent registered public accounting firm is included herein.

10-K Page Number
Schedule II Valuation and Qualifying Accounts	12
Report of Independent Registered Public Accounting Firm	13

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

(3)	Exhibits 10.1 through 10.59 constitute management contracts or compensatory plans or arrangements required to be filed as exhibits pursuant to Item 15(b) of this Form 10-K.

(b)	Exhibits

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

4.2
Form of 5.25% Note due 2019, filed with the Securities and Exchange Commission on January 13, 2009  as Exhibit 4.1 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604), and incorporated by reference herein.

4.3
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

10.3
Walgreen Co. Management Incentive Plan (as amended and restated effective September 1, 2008), filed with the Securities and Exchange Commission as Exhibit 10.3 to Walgreen Co.’s Annual Report on Form 10-K for the fiscal year ended August 31, 2008 (File No. 1-00604), and incorporated by reference herein.

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

10.11
Form of Stock Option Agreement (Grades 12 through 17) (effective September 1, 2008), filed with the Securities and Exchange Commission as Exhibit 10.11 to Walgreen Co.’s Annual Report on Form 10-K for the fiscal year ended August 31, 2008 (File No. 1-00604), and incorporated by reference herein..

10.12
Form of Stock Option Agreement (Grades 18 and above) (effective September 1, 2008), filed with the Securities and Exchange Commission as Exhibit 10.12 to Walgreen Co.’s Annual Report on Form 10-K for the fiscal year ended August 31, 2008 (File No. 1-00604), and incorporated by reference herein.

10.13
Form of Restricted Stock Unit Award Agreement (effective September 1, 2008), filed with the Securities and Exchange Commission as Exhibit 10.13 to Walgreen Co.’s Annual Report on Form 10-K for the fiscal year ended August 31, 2008 (File No. 1-00604), and incorporated by reference herein.

10.14
Form of Performance Share Contingent Award Agreement (effective September 1, 2008), filed with the Securities and Exchange Commission as Exhibit 10.14 to Walgreen Co.’s Annual Report on Form 10-K for the fiscal year ended August 31, 2008 (File No. 1-00604), and incorporated by reference herein.

10.15
Form of Restricted Stock Award Agreement (effective June 2008), filed with the Securities and Exchange Commission as Exhibit 10.15 to Walgreen Co.’s Annual Report on Form 10-K for the fiscal year ended August 31, 2008 (File No. 1-00604), and incorporated by reference herein.

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

10.36
Walgreen Co. Profit-Sharing Restoration Plan Amendment No. 1 (effective January 1, 2008), filed with the Securities and Exchange Commission as Exhibit 10.36 to Walgreen Co.’s Annual Report on Form 10-K for the fiscal year ended August 31, 2008 (File No. 1-00604), and incorporated by reference herein.

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

10.54
Executive Stock Option Plan – Stock Option Agreement made as of October 10, 2008 between Alan G. McNally and Walgreen Co, filed with the Securities and Exchange Commission as Exhibit 10.8 to Walgreen Co.’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2008 (File No. 1-00604), and incorporated by reference herein.

10.55
Long-Term Performance Incentive – Plan Restricted Stock Unit Award Agreement made as of October 10, 2008 between Alan G. McNally and Walgreen Co., filed with the Securities and Exchange Commission as Exhibit 10.9 to Walgreen Co.’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2008 (File No. 1-00604), and incorporated by reference herein.

10.56
Form of Amendment to Restricted Stock Unit Award Agreement (effective January 1, 2009), filed with the Securities and Exchange Commission as Exhibit 10.1 to Walgreen Co.’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2009 (File No. 1-00604), and incorporated by reference herein.

10.57
Form of Amendment to Change of Control Employment Agreements (effective January 1, 2009), filed with the Securities and Exchange Commission as Exhibit 10.2 to Walgreen Co.’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2009 (File No. 1-00604), and incorporated by reference herein.

10.58
Amendment to the Walgreen Co. 1986, 1988, 1992 (Series 1), 1992 (Series 2), 1997 (Series 1), 1997 (Series 2), 2001 and 2002 Executive Deferred Compensation/Capital Accumulation Plans, filed with the Securities and Exchange Commission as Exhibit 10.3 to Walgreen Co.’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2009 (File No. 1-00604), and incorporated by reference herein.

10.59
Separation and Release Agreement effective as of March 31, 2009 between Walgreen Co. and William M. Rudolphsen, filed with the Securities and Exchange Commission as Exhibit 10.1 to Walgreen Co.’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2009 (File No. 1-00604), and incorporated by reference herein.

11.
The required information for this Exhibit is contained in the Consolidated Statements of Earnings and Shareholders Equity for the years ended August 31, 2009, 2008 and 2007 and also in the Notes to Consolidated Financial Statements, each appearing in the Annual Report and previously referenced in Part IV, Item 15, Section (a)(1).

12.	Computation of Ratio of Earnings to Fixed Charges.

13.
Annual Report to shareholders for the fiscal year ended August 31, 2009.  This report, except for those portions thereof which are expressly incorporated by reference in this Form 10-K, is being furnished for the information of the Securities and Exchange Commission and is not deemed to be "filed" as a part of the filing of this Form 10-K.

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

WALGREEN CO. AND SUBSIDIARIES

SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED AUGUST 31, 2009, 2008 AND 2007

(Dollars in Millions)

Classification	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions	Balance at End of Period

Allowances deducted from receivables for doubtful accounts -

Year Ended August 31, 2009	$96	$116	$(102)	$110

Year Ended August 31, 2008	$69	$88	$(61)	$96

Year Ended August 31, 2007	$57	$72	$(60)	$69

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Walgreen Co.:

We have audited the consolidated financial statements of Walgreen Co. and Subsidiaries (the "Company") as of August 31, 2009 and 2008, and for each of the three years in the period ended August 31, 2009, and the Company's internal control over financial reporting as of August 31, 2009, and have issued our report thereon dated October 26, 2009 (which report expresses an unqualified opinion and includes an explanatory paragraph related to the adoption of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, and Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)); such consolidated financial statements and report are included in your 2009 Annual Report to Shareholders and are incorporated herein by reference.  Our audits also included the consolidated financial statement schedule of the Company listed in Item 15.  This consolidated financial statement schedule is the responsibility of the Company's management.  Our responsibility is to express an opinion based on our audits.  In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois
October 26, 2009

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WALGREEN CO.
(Registrant)

By
/s/	Wade D. Miquelon	Executive Vice President and Chief Financial Officer	Date: October 23, 2009
Wade D. Miquelon

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934 this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

	Name	Title	Date
/s/	Gregory D. Wasson	President and Chief Executive Officer	October 23, 2009
	Gregory D. Wasson	(Principal Executive Officer)

/s/	Wade D. Miquelon	Chief Financial Officer	October 23, 2009
	Wade D. Miquelon	(Principal Financial Officer)

/s/	Mia M. Scholz	Vice President and Controller	October 23, 2009
	Mia M. Scholz	(Principal Accounting Officer)

/s/	Steven A. Davis	Director	October 23, 2009
Steven A. Davis

/s/	William C. Foote	Director	October 23, 2009
William C. Foote

/s/	Mark P. Frissora	Director	October 23, 2009
Mark P. Frissora

/s/	Alan G. McNally	Chairman of the Board	October 23, 2009
Alan G. McNally

/s/	Cordell Reed	Director	October 23, 2009
Cordell Reed

/s/	Nancy M. Schlichting	Director	October 23, 2009
Nancy M. Schlichting

/s/	David Y. Schwartz	Director	October 23, 2009
David Y. Schwartz

/s/	Alejandro Silva	Director	October 23, 2009
Alejandro Silva

/s/	James A. Skinner	Director	October 23, 2009
James A. Skinner

/s/	Marilou M. von Ferstel	Director	October 23, 2009
Marilou M. von Ferstel

/s/	C.R. Walgreen III	Director	October 23, 2009
C.R. Walgreen III

INDEX

11.
The required information for this Exhibit is contained in the Consolidated Statements of Earnings and Shareholders Equity for the years ended August 31, 2009, 2008 and 2007 and also in the Notes to Consolidated Financial Statements, each appearing in the Annual Report and previously referenced in Part IV, Item 15, Section (a)(1).

12.	Computation of Ratio of Earnings to Fixed Charges.

13.
Annual Report to shareholders for the fiscal year ended August 31, 2009.  This report, except for those portions thereof which are expressly incorporated by reference in this Form 10-K, is being furnished for the information of the Securities and Exchange Commission and is not deemed to be "filed" as a part of the filing of this Form 10-K.

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