Form 10-Q
period 2009-11-30
WALGREEN CO
filed 2010-01-05
CIK 104207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED November 30, 2009

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
Yes ☐ No ☑

The number of shares outstanding of the registrant's Common Stock, $.078125 par value, as of November 30, 2009 was 985,173,937.

WALGREEN CO.

FORM 10-Q FOR THE QUARTER ENDED November 30, 2009

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

The consolidated condensed financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  The Consolidated Condensed Balance Sheets as of November 30, 2009, August 31, 2009 and November 30, 2008, the Consolidated Condensed Statements of Earnings for the three months ended November 30, 2009 and 2008, and the Consolidated Condensed Statements of Cash Flows for the three months ended November 30, 2009 and 2008, have been prepared without audit.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  It is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K.

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

WALGREEN CO. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(UNAUDITED)
(In millions, except per share amounts)

	November 30,	August 31,	November 30,
	2009	2009	2008
Assets
Current Assets:
Cash and cash equivalents	$2,552	$2,087	$886
Short term investments	600	500	-
Accounts receivable, net	2,577	2,496	2,776
Inventories	7,474	6,789	8,298
Other current assets	170	177	199
Total Current Assets	13,373	12,049	12,159
Non-Current Assets:
Property and equipment, at cost, less accumulated depreciation and amortization	10,865	10,802	10,150
Goodwill	1,467	1,461	1,433
Other non-current assets	843	830	771
Total Non-Current Assets	13,175	13,093	12,354
Total Assets	$26,548	$25,142	$24,513

Liabilities & Shareholders' Equity
Current Liabilities:
Short-term borrowings	$13	$15	$1,080
Trade accounts payable	5,043	4,308	5,026
Accrued expenses and other liabilities	2,446	2,406	2,246
Income taxes	320	40	144
Total Current Liabilities	7,822	6,769	8,496
Non-Current Liabilities:
Long-term debt	2,366	2,336	1,337
Deferred income taxes	275	265	154
Other non-current liabilities	1,464	1,396	1,395
Total Non-Current Liabilities	4,105	3,997	2,886
Commitments and Contingencies (see Note 12)
Shareholders' Equity:
Preferred stock $.0625 par value; authorized 32 million shares, none issued	-	-	-
Common stock $.078125 par value; authorized 3.2 billion shares; issued 1,025,400,000 at November 30, 2009, August 31, 2009 and November 30, 2008	80	80	80
Paid-in capital	633	605	593
Employee stock loan receivable	(127)	(140)	(47)
Retained earnings	15,679	15,327	14,088
Accumulated other comprehensive income	36	37	9
Treasury stock, at cost; 40,226,063 shares at November 30, 2009, 36,838,610 at August 31, 2009 and 38,655,129 at November 30, 2008	(1,680)	(1,533)	(1,592)
Total Shareholders' Equity	14,621	14,376	13,131
Total Liabilities & Shareholders' Equity	$26,548	$25,142	$24,513

The accompanying Notes to Consolidated Condensed Financial
Statements are an integral part of these Statements.

WALGREEN CO. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
(UNAUDITED)
(In millions, except per share amounts)

	Three Months Ended November 30,
	2009	2008

Net sales	$16,364	$14,947
Cost of sales	11,826	10,796
Gross Profit	4,538	4,151

Selling, general and administrative expenses	3,741	3,482
Operating Income	797	669

Interest expense, net	21	15

Earnings Before Income Tax Provision	776	654
Income tax provision	287	246
Net Earnings	$489	$408

Net earnings per common share – basic	$.49	$.41
Net earnings per common share – diluted	$.49	$.41

Dividends declared	$.1375	$.1125

Average shares outstanding	988.4	988.6
Dilutive effect of stock options	5.0	1.6
Average shares outstanding assuming dilution	993.4	990.2

The accompanying Notes to Consolidated Condensed Financial
Statements are an integral part of these Statements.

WALGREEN CO. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In millions)

	Three Months Ended November 30,
	2009	2008

Cash Flows from Operating Activities:
Net earnings	$489	$408
Adjustments to reconcile net earnings to net cash provided by operating activities -
Depreciation and amortization	257	236
Deferred income taxes	(4)	16
Stock compensation expense	24	32
Income tax savings from employee stock plans	3	-
Other	5	4
Changes in operating assets and liabilities -
Accounts receivable, net	(54)	(313)
Inventories	(682)	(1,036)
Other assets	3	15
Trade accounts payable	735	736
Accrued expenses and other liabilities	65	21
Income taxes	259	210
Other non-current liabilities	68	(17)
Net cash provided by operating activities	1,168	312

Cash Flows from Investing Activities:
Purchases of short-term investments held to maturity	(600)	-
Proceeds from short-term investments held to maturity	500	-
Additions to property and equipment	(304)	(638)
Proceeds from sale of assets	5	15
Business and intangible asset acquisitions, net of cash received	(32)	(61)
Net cash used for investing activities	(431)	(684)

Cash Flows from Financing Activities:
Net proceeds from short-term borrowings	-	998
Stock purchases	(195)	(99)
Proceeds related to employee stock plans	63	32
Cash dividends paid	(136)	(111)
Other	(4)	(5)
Net cash provided by (used for) financing activities	(272)	815

Changes in Cash and Cash Equivalents:
Net increase in cash and cash equivalents	465	443
Cash and cash equivalents at September 1	2,087	443
Cash and cash equivalents at November 30	$2,552	$886

The accompanying Notes to Consolidated Condensed Financial
Statements are an integral part of these Statements.

WALGREEN CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(1) The consolidated condensed financial statements include the accounts of the Company and its subsidiaries.  All intercompany transactions have been eliminated.  The consolidated condensed financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and include amounts based on management’s prudent judgments and estimates.  Actual results may differ from these estimates.  For a complete discussion of all our significant accounting policies please see our 2009 annual report on Form 10-K.

In accordance with Accounting Standard Codification (ASC) topic 855 (formerly Statement of Financial Accounting Standards (SFAS) No. 165, Subsequent Events), the Company has evaluated subsequent events through the date the financial statements were issued on January 5, 2010.

(2) On October 30, 2008, we announced a series of strategic initiatives, approved by the Board of Directors, to enhance shareholder value.  One of these initiatives was a program designed to reduce cost and improve productivity through strategic sourcing of indirect spend, reducing corporate overhead and work throughout our stores, rationalization of inventory categories, and transforming the community pharmacy.

We have recorded the following pre-tax charges associated with our restructuring initiatives within the Consolidated Condensed Statements of Earnings (In millions):

	Three Months Ended
	November 30, 2009	November 30, 2008
Severance and other benefits	$7	$-
Inventory charges	19	-
Restructuring expense	26	-
Consulting	7	14
Restructuring and restructuring related costs	$33	$14

Cost of sales	$19	$-
Selling, general and administrative expense	14	14
	$33	$14

The $7 million of severance and other benefits includes the charges associated with 72 employees who were separated from the Company.  To date, 769 employees have been separated from the Company.

Inventory charges consist of on-hand inventory that has been reduced from cost to current selling prices and the loss we incurred on the sale of inventory below cost.

Additionally, in conjunction with our Customer Centric Retailing (CCR) initiative, we are enhancing the store format to ensure we have the proper assortments, better category layouts and adjacencies, better shelf height and sight lines and better assortment and brand layout, all of which are designed to positively enhance the shopper experience and increase customer frequency and purchase size.  This format will be rolled out to approximately 5,500 to 6,000 stores.  The first quarter of fiscal 2010 included 241 stores and to date we have remodeled 443 stores.  We plan to enhance approximately 2,400 stores in the next nine months of fiscal 2010 and the remaining stores in fiscal 2011.  Although we will continue to refine our estimates as the rollout progresses, based on our experience with the first 443 stores, we expect the total cost, which includes both selling, general and administrative expense and capital, to be $30 thousand to $50 thousand per store.  For the three months ended November 30, 2009, we incurred $11 million in total program costs, of which $8 million was included in selling, general and administrative expenses and $3 million in capital costs.

We have recorded the following balances in accrued expenses and other liabilities on our Consolidated Balance Sheets (In millions):

	August 31, 2009 Reserve Balance	Charges	Cash Payments	November 30, 2009 Reserve Balance
Severance and other benefits	$4	$9	$(12)	$1

(3) Short-term investments at November 30, 2009, include Treasury Bills totaling $600 million maturing in January and February 2010.  The interest rate on the Treasury Bill is less than one percent.  The investments are held to maturity and recorded at cost in accordance with ASC topic 320 (formerly SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities).  The fair value of the Treasury Bills at November 30, 2009 approximated cost.

(4) Inventories are valued on a lower of last-in, first-out (LIFO) cost or market basis.  At November 30, 2009, August 31, 2009 and November 30, 2008, inventories would have been greater by $1,273 million, $1,239 million and $1,110 million respectively, if they had been valued on a lower of first-in, first-out (FIFO) cost or market basis.  LIFO inventory costs can only be determined annually when inflation rates and inventory levels are finalized; therefore, LIFO inventory costs for interim financial statements are estimated. Inventory includes product cost, inbound freight, warehousing costs and vendor allowances not included as a reduction of advertising expense.

(5) The principal retirement plan for employees is the Walgreen Profit-Sharing Retirement Trust to which both the Company and participating employees contribute.  The Company's contribution, which has historically related to pre-tax income and a portion of which is in the form of a guaranteed match, is determined annually at the discretion of the Board of Directors.  The profit-sharing provision was $69 million for the first quarter compared to $58 million last year.  The Company made no cash or other contributions during the first quarter of fiscal 2010 or 2009.

(6) The Company granted 6,950,306 and 16,349,716 stock options under the Walgreen Co. Executive Stock Option Plan and the Walgreen Co. Stock Purchase/Option Plan (Share Walgreens) for the quarters ended November 30, 2009 and 2008, respectively.  Total stock-based compensation expense was $24 million for the quarter ended November 30, 2009 compared to $32 million last year.  In accordance with ASC topic 718 (formerly SFAS No. 123(R), Share-Based Payment), compensation expense is recognized on a straight-line basis over the employee's vesting period or to the employee's retirement eligible date, if earlier.  For the quarters ended November 30, 2009 and 2008, the Company fully recognized retiree eligible expenses of $6 million and $14 million, respectively.  Therefore, compensation expense for the quarters ended November 30, 2009 and 2008 are not representative of compensation expense for the entire fiscal year.  There have been no material changes in the assumptions used to compute compensation expense during the current quarter.

The Company granted 599,117 restricted stock units under the Walgreen Co. Restricted Stock Unit Award Program and 602,568 performance shares under the Walgreen Co. Performance Share Program for the quarter ended November 30, 2009.  In the prior year’s period the Company granted 477,321 restricted stock units and 501,522 performance shares.
Compensation expense is recognized on a straight line basis based on a three year cliff vesting schedule for the Restricted Stock Unit Award Program and straight line over a three year vesting schedule for the Performance Share Program.  For the quarters ended November 30, 2009 and 2008 the Company recognized expense related to these plans of $3 million and $5 million, respectively.

(7) The dilutive effect of outstanding stock options on earnings per share is calculated using the treasury stock method.  Stock options are anti-dilutive and excluded from the earnings per share calculation if the exercise price exceeds the average market price of the common shares for the periods presented.  At November 30, 2009 and 2008, outstanding options to purchase common shares of 21,820,384 and 49,251,284, respectively were excluded from the calculation.

(8) The Company provides certain health insurance benefits for retired employees who meet eligibility requirements, including age, years of service and date of hire.  The costs of these benefits are accrued over the period earned. The Company's postretirement health benefit plans are not funded.

	Three Months Ended November 30,
Components of Net Periodic Benefit Costs (In millions)	2009	2008
Service cost	$3	$3
Interest cost	5	7
Amortization of actuarial loss	2	1
Amortization of prior service cost	(3)	(1)
Total postretirement benefit cost	$7	$10

(9) Short-term borrowings and long-term debt consists of the following at November 30, 2009, August 31, 2009 and November 30, 2008 (In millions):

	November 30, 2009	August 31, 2009	November 30, 2008
Short-Term Borrowings -
Commercial paper	$-	$-	$1,068
Current maturities of loans assumed through the purchase of land and buildings; various interest rates from 5.00% to 8.75%; various maturities from 2010 to 2035	9	10	8
Other	4	5	4
Total short-term borrowings	$13	$15	$1,080

Long-Term Debt -
4.875% unsecured notes due 2013 net of unamortized discount and interest rate swap fair market value adjustment (see Note 10)	$1,325	$1,294	$1,295
5.250% unsecured notes due 2019 net of unamortized discount	995	995	-
Loans assumed through the purchase of land and buildings; various interest rates from 5.00% to 8.75%; various maturities from 2010 to 2035	55	57	50
	2,375	2,346	1,345
Less current maturities	(9)	(10)	(8)
Total-long term debt	$2,366	$2,336	$1,337

Short-term borrowings under the Company’s commercial paper program had the following characteristics (In millions):

	November 30, 2009	August 31, 2009	November 30, 2008
Balance outstanding at end of period	$-	$-	$1,068
Maximum outstanding at any month-end	-	1,068	1,068
Average daily short-term borrowings	-	272	641
Weighted-average interest rate	-	1.51%	1.80%

We had no commercial paper outstanding at November 30, 2009.  In connection with our commercial paper program, we maintain two unsecured backup syndicated lines of credit that total $1,200 million.  The first $600 million facility expires on August 9, 2010, and allows for the issuance of up to $400 million in letters of credit, which reduce the amount available for borrowing.  The second $600 million facility expires on August 12, 2012.  Our ability to access these facilities is subject to our compliance with the terms and conditions of the credit facilities, including financial covenants.  The covenants require us to maintain certain financial ratios related to minimum net worth and priority debt, along with limitations on the sale of assets and purchases of investments.  As of November 30, 2009, we were in compliance with all such covenants.  The Company pays a facility fee to the financing bank to keep these lines of credit active.  As of November 30, 2009, there was $191 million in letters of credit issued against these credit facilities.  We do not expect any borrowings under these facilities, together with our outstanding commercial paper, to exceed $1,200 million.

On July 17, 2008, we issued notes totaling $1,300 million bearing an interest rate of 4.875% paid semiannually in arrears on February 1 and August 1 of each year, beginning on February 1, 2009. The notes will mature on August 1, 2013. We may redeem the notes, at any time in whole or from time to time in part, at our option at a redemption price equal to the greater of: (1) 100% of the principal amount of the notes to be redeemed; or (2) the sum of the present values of the remaining scheduled payments of principal and interest thereon (not including any portion of such payments of interest accrued as of the date of redemption), discounted to the date of redemption on a semiannual basis (assuming a 360-day year consisting of twelve 30-day months) at the Treasury Rate, plus 30 basis points, plus accrued interest on the notes to be redeemed to, but excluding, the date of redemption.  If a change of control triggering event occurs, unless we have exercised our option to redeem the notes, we will be required to offer to repurchase the notes at a purchase price equal to 101% of the principal amount of the notes plus accrued and unpaid interest to the date of redemption.  The notes are unsecured senior debt obligations and rank equally with all other unsecured senior indebtedness of the Company. The notes are not convertible or exchangeable.  Total issuance costs relating to this offering were $9 million, which included $8 million in underwriting fees.  The fair value of the notes as of November 30, 2009, was $1,452 million.  Fair value for these notes was determined based upon discounted future cash flows using available market data.

On January 13, 2009, we issued notes totaling $1,000 million bearing an interest rate of 5.25% paid semiannually in arrears on January 15 and July 15 of each year, beginning on July 15, 2009. The notes will mature on January 15, 2019. We may redeem the notes, at any time in whole or from time to time in part, at our option at a redemption price equal to the greater of: (1) 100% of the principal amount of the notes to be redeemed; or (2) the sum of the present values of the remaining scheduled payments of principal and interest thereon (not including any portion of such payments of interest accrued as of the date of redemption), discounted to the date of redemption on a semiannual basis (assuming a 360-day year consisting of twelve 30-day months) at the Treasury Rate, plus 45 basis points, plus accrued interest on the notes to be redeemed to, but excluding, the date of redemption.  If a change of control triggering event occurs, unless we have exercised our option to redeem the notes, we will be required to offer to repurchase the notes at a purchase price equal to 101% of the principal amount of the notes plus accrued and unpaid interest to the date of redemption.  The notes are unsecured senior debt obligations and rank equally with all other unsecured senior indebtedness of the Company. The notes are not convertible or exchangeable.  Total issuance costs relating to this offering were $8 million, which included $7 million in underwriting fees.  The fair value of the notes as of November 30, 2009, was $1,118 million.  Fair value for these notes was determined based upon discounted future cash flows using available market data.

(10) We use a derivative instrument to manage our interest rate exposure associated with some of our fixed-rate borrowings.  We do not use derivative instruments for trading or speculative purposes.  All derivative instruments are recognized in the consolidated balance sheets at fair value.  We designate interest rate swaps as fair value hedges of fixed-rate borrowings.  For derivatives designated as fair value hedges, the change in the fair value of both the derivative instrument and the hedged item are recognized in earnings in the current period.  At the inception of a hedge transaction, we formally document the hedge relationship and the risk management objective for undertaking the hedge.  In addition, we assess both at inception of the hedge and on an ongoing basis, whether the derivative in the hedging transaction has been highly effective in offsetting changes in fair value of the hedged item and whether the derivative is expected to continue to be highly effective.  The impact of any ineffectiveness is recognized currently in earnings.

Counterparties to derivative financial instruments expose us to credit-related losses in the event of nonperformance, but we currently do not expect any counterparties to fail to meet their obligations given their high credit ratings.

Fair Value Hedges
For derivative instruments that are designated and qualify as fair value hedges, the gain or loss on the derivative, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk, are recognized in current earnings.

The notional amounts of derivative instruments outstanding as of November 30, 2009, were as follows (In millions):

Notional Amount
Derivatives designated as hedges:
Interest rate swaps	$1,300

The changes in fair value of the notes as a result of the derivative instrument are included in long-term debt on our Consolidated Condensed Balance Sheets, (see Note 9) and amortized through maturity.  As of November 30, 2009, we had net unamortized fair value changes of $28 million.

The fair value and balance sheet presentation of derivative instruments as of November 30, 2009, were as follows (In millions):

	Location in Consolidated Balance Sheet	Fair Value
Asset derivatives designated as hedges:
Interest rate swaps	Other non-current assets	$28

Gains and losses on derivative instruments are recorded in interest expense on our consolidated statement of earnings.  The amount recorded for the quarter ended November 30, 2009, was immaterial.

(11) In the first quarter of fiscal 2010, we adopted the full provisions of ASC topic 820 (formerly SFAS No. 157, Fair Value Measurements) for assets and liabilities.  ASC topic 820 defines fair value as the price that would be received for an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. In addition, it establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels:

Level 1 -	Quoted prices in active markets that are accessible at the measurement date for identical assets and liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.
Level 2 -	Observable inputs other than quoted prices in active markets.
Level 3 -	Unobservable inputs for which there is little or no market data available. The fair value hierarchy gives the lowest priority to Level 3 inputs.

Assets and liabilities measured at fair value on a recurring basis were as follows (In millions):

	November 30, 2009	Level 1	Level 2	Level 3
Assets:
Interest rate swaps	$28	-	$28	-

Interest rate swaps are valued using future LIBOR rates.

Our debt instruments are not reported at fair value in our statement of financial position and as a result, we will continue to report under the guidance of ASC topic 825 (formerly SFAS No. 107, Disclosures about Fair Value of Financial Instruments) that requires us to disclose the fair value of our debt in the footnotes.

(12) The Company is involved in legal proceedings, and is subject to investigations, inspections, audits, inquiries and similar actions by governmental authorities, incidental to the normal course of the Company’s business.

On April 16, 2008, the Plumbers and Steamfitters Local No. 7 Pension Fund filed a putative class action suit against the Company and its former and current chief executive officers in the United States District Court for the Northern District of Illinois.  The plaintiffs amended the complaint on October 16, 2008, which upon the Company’s motion the District Court dismissed on September 24, 2009.  Subsequently, the plaintiffs moved for the District Court to reconsider the dismissal and to allow plaintiffs leave to further amend the complaint.  The District Court granted plaintiffs’ motion on November 11, 2009.   The second amended complaint was then filed on behalf of purchasers of Company common stock during the period between June 25, 2007 and October 1, 2007.  As in the first amended complaint, the second amended complaint charges the Company and its former and current chief executive officers with violations of Section 10(b) of the Securities Exchange Act of 1934, claiming that the Company misled investors by failing to disclose (i) declining rates of growth in generic drug sales and (ii) increasing selling, general and administrative expenses in fourth quarter of 2007, which allegedly had a negative impact on earnings.  The Company is vigorously contesting these charges.

On August 31, 2009, a Walgreen Co. shareholder named Dan Himmel filed a lawsuit, purportedly on the Company’s behalf, against several current and former officers and directors (each, an “Individual Defendant”).  The case is captioned Himmel v. Wasson, et. al. and was filed in the Circuit Court of Lake County, Illinois.  The allegations in the lawsuit are similar to the securities fraud lawsuit described above.  Himmel alleges that Walgreens management: (i) knew, or was reckless in not knowing, that selling, general and administrative expenses in the fourth quarter of 2007 were too high, in light of decreased profits from generic drug sales; (ii) knew, or was reckless in not knowing, that the Company would not realize gross profits near what many Wall Street analysts were predicting; and (iii) the directors and officers had a duty both to prevent the drop in gross profits and to disclose the expected drop to the public and failed to do either.  The Company’s investigation to date suggests that the allegations are without merit, and that the Individual Defendants acted in good faith, exercised prudent business judgment and acted in a manner that they reasonably believed to be in the Company's best interests during the period at issue.  The Company intends to vigorously contest the allegations.

Although the outcome in the Himmel suit, the Plumbers and Steamfitters suit, and other legal proceedings and investigations to which the Company is subject, cannot be forecast with certainty, management believes the final disposition of these matters will not have a material adverse effect on the Company's consolidated financial position or results of operations.

The Company guarantees a credit agreement on behalf of SureScripts-RxHub, LLC, which provides electronic prescription data services.  This credit agreement, for which SureScripts-RxHub, LLC is primarily liable, has an expiration date of June 30, 2011.  The liability was $10 million at November 30, 2009, $10 million at August 31, 2009 and $9 million at November 30, 2008.  The maximum amount of future payments that could be required under the guaranty is $25 million, of which $13 million may be recoverable from another guarantor.  In addition, under certain circumstances the Company may be required to provide an additional guarantee of up to $10 million, of which $8 million may be recoverable from other guarantors.  This guarantee arose as a result of a business decision between parties to ensure that the operations of SureScripts-RxHub, LLC would have additional support to access financing.  Should SureScripts-RxHub, LLC default or become unable to pay its debts, the Company would be required to fulfill our portion of this guarantee.

(13) The Company tests long-lived assets for impairment whenever events or circumstances indicate that a certain asset may be impaired.  Store locations that have been open at least five years are reviewed for impairment indicators at least annually.  Once identified, the amount of the impairment is computed by comparing the carrying value of the assets to the fair value, which is based on the discounted estimated future cash flows.  The impaired asset reserve for the periods ended November, 30, 2009, August 31, 2009 and November 30, 2008 was $47 million, $47 million and $48 million, respectively.

The Company also provides for future costs related to closed locations.  The liability is based on the present value of future rent obligations and other related costs (net of estimated sublease rent) to the first lease option date.  The store closings reserve for the periods ended November, 30, 2009, August 31, 2009 and November 30, 2008 was $111 million, $99 million and $74 million, respectively.

(14) We have recorded the following depreciation and amortization expense in the Consolidated Condensed Statements of Earnings (In millions):

	Three Months Ended November 30,
	2009	2008
Depreciation expense	$207	$191
Intangible asset amortization	39	35
Amortization of system development costs	11	10
Total depreciation and amortization expense	$257	$236

(15)  Cash interest paid for the three month period ended November 30, 2009 was $2 million compared to $5 million in the prior year’s three month period.  Cash paid for income taxes was $18 million and $20 million for the three months ended November 30, 2009 and 2008, respectively.

(16) In June 2009, the Financial Accounting Standards Board (FASB) issued ASC topic 810 (formerly SFAS No. 167, Amendments to FASB Interpretation No. 46(R), which amends the consolidation guidance applicable to variable interest entities. The amendments will significantly affect the overall consolidation analysis under ASC topic 810. The application of the new provisions under this topic, which will be effective for the first quarter of fiscal 2011, is not expected to have a material impact on our consolidated financial position or results of operations.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

INTRODUCTION

Walgreens is principally a retail drugstore chain that sells prescription and non-prescription drugs and general merchandise.  General merchandise includes, among other things, household items, personal care, convenience foods, beauty care, photofinishing, candy and seasonal items.  Customers can have prescriptions filled in retail pharmacies, as well as through the mail, by telephone and via the Internet.  As of November 30, 2009, we operated 7,649 locations in 50 states, the District of Columbia, Guam and Puerto Rico.  Total locations do not include 355 convenient care clinics operated by Take Care Health Systems, Inc.

	Number of Locations
Location Type	November 30, 2009	November 30, 2008
Drugstores	7,147	6,630
Worksite Facilities	382	368
Home Care Facilities	104	110
Specialty Pharmacies	14	13
Mail Service Facilities	2	2
Total	7,649	7,123

The drugstore industry is highly competitive.  In addition to other drugstore chains, independent drugstores and mail order prescription providers, we compete with various other retailers including grocery stores, convenience stores, mass merchants and dollar stores.

The long-term outlook for prescription utilization is strong due in part to the aging population and the continued development of innovative drugs that improve quality of life and control health care costs.  Certain provisions of the Deficit Reduction Act of 2005 seek to reduce federal spending by altering the Medicaid reimbursement formula for multi-source (i.e., generic) drugs.  These changes are expected to result in reduced Medicaid reimbursement rates for prescription drugs.  Also, in conjunction with a class action settlement with two entities that publish the average wholesale price (AWP) of pharmaceuticals, the methodology used to calculate the AWP, a pricing reference widely used in the pharmacy industry, was changed in a way that reduced the AWP for many brand-name prescription drugs effective September 26, 2009.  The Company has reached understandings with most of its third-party payors to adjust reimbursements to correct for this change in methodology, but state Medicaid programs that utilize AWP as a pricing reference have not taken action to make similar adjustments, resulting in reduced Medicaid reimbursement for drugs affected by the change.  In addition, the federal government has been considering proposals to reform the U.S. health care system.  These proposals may increase government involvement in health care, increase regulation of pharmacy services, result in changes to pharmacy reimbursement rates or otherwise change the way we do business.  The effect of these proposals could have an impact on our results of operations.

Total front-end sales have continued to grow due to new store openings and core categories, such as over-the-counter non-prescription drugs, convenience foods, personal care products and candy.  Walgreens strong name recognition continues to drive private brand sales, which are included in these core categories.

We continue to expand into new markets and increase penetration in existing markets. To support our growth, we are investing in prime locations, technology and customer service initiatives.  Retail organic growth continues to be our primary growth vehicle; however, consideration is given to retail and other acquisitions that provide unique opportunities and fit our business strategies.

RESTRUCTURING CHARGES

On October 30, 2008, we announced a series of strategic initiatives, approved by the Board of Directors, to enhance shareholder value.  One of these initiatives was a program designed to reduce cost and improve productivity through strategic sourcing of indirect spend, reducing corporate overhead and work throughout our stores, rationalization of inventory categories, and transforming the community pharmacy.

We have recorded the following pre-tax charges associated with our restructuring initiatives within the Consolidated Condensed Statements of Earnings (In millions):

	Three Months Ended
	November 30, 2009	November 30, 2008
Severance and other benefits	$7	$-
Inventory charges	19	-
Restructuring expense	26	-
Consulting	7	14
Restructuring and restructuring related costs	$33	$14

Cost of sales	$19	$-
Selling, general and administrative expense	14	14
	$33	$14

The $7 million of severance and other benefits includes the charges associated with 72 employees who were separated from the Company.  To date, 769 employees have been separated from the Company.

Inventory reserve charges consist of on-hand inventory that has been reduced from cost to current selling prices and the loss we incurred on the sale of inventory below cost.  In addition, as a part of our restructuring efforts we sold an incremental amount of inventory below traditional retail prices.  The dilutive effect of these sales on gross profit was $9 million in the current quarter.

We incurred pre-tax costs of $42 million ($33 million of restructuring and restructuring related costs, and $9 million of gross profit dilution) in the first quarter of fiscal 2010.   To date we have incurred $294 million ($253 million of restructuring and restructuring related costs, and $41 million of gross profit dilution).We anticipate approximately $100 million of pre-tax restructuring and restructuring related costs and gross profit dilution in the remaining months of fiscal 2010.

We have recorded the following balances in accrued expenses and other liabilities on our Consolidated Balance Sheets (In millions):

	August 31, 2009 Reserve Balance	Charges	Cash Payments	November 30, 2009 Reserve Balance
Severance and other benefits	$4	$9	$(12)	$1

We have realized savings related to these initiatives of approximately $133 million ($118 million in selling general and administrative expense and $15 million in cost of sales) in the current quarter.  The savings are primarily the result of reduced store labor, strategic expense initiatives and personnel reductions.

Additionally, in conjunction with our Customer Centric Retailing (CCR) initiative, we are enhancing the store format to ensure we have the proper assortments, better category layouts and adjacencies, better shelf height and sight lines and better assortment and brand layout, all of which are designed to positively enhance the shopper experience and increase customer frequency and purchase size.  This format will be rolled out to approximately 5,500 to 6,000 stores.  The first quarter of fiscal 2010 included 241 stores and to date we have remodeled 443 stores.  We plan to enhance approximately 2,400 stores in the next nine months of fiscal 2010 and the remaining stores in fiscal 2011.  Although we will continue to refine our estimates as the rollout progresses, based on our experience with the first 443 stores, we expect the total cost, which includes both selling, general and administrative expense and capital, to be $30 thousand to $50 thousand per store.  For the three months ended November 30, 2009, we incurred $11 million in total program costs, of which $8 million was included in selling, general and administrative expenses and $3 million in capital costs.

OPERATING STATISTICS

	Percentage Increases/(Decreases)
	Three Months Ended November 30,
	2009	2008
Net Sales	9.5	6.6
Net Earnings	19.6	(10.4)
Comparable Drugstore Sales	4.9	1.7
Prescription Sales	10.0	6.2
Comparable Drugstore Prescription Sales	6.1	2.6
Front-End Sales	8.5	7.2
Comparable Drugstore Front-End Sales	2.7	0.0
Gross Profit	9.3	5.9
Selling, General and Administrative Expenses	7.4	9.1

	Percent to Net Sales
	Three Months Ended November 30,
	2009	2008
Gross Margin	27.7	27.8
Selling, General and Administrative Expenses	22.8	23.3

	Other Statistics
	Three Months Ended November 30,
	2009	2008
Prescription Sales as a % of Net Sales	66.2	65.9
Third Party Sales as a % of Total Prescription Sales	94.7	95.4
Total Number of Prescriptions (in millions)	174	156
30 Day Equivalent Prescriptions (in millions) *	194	173
Total Number of Locations	7,649	7,123

* Includes the adjustment to convert prescriptions greater than 84 days to the equivalent of three 30-day prescriptions. This adjustment reflects the fact that these prescriptions include approximately three times the amount of product days supplied compared to a normal prescription.

RESULTS OF OPERATIONS

Net earnings for the first quarter ended November 30, 2009 were $489 million or $0.49 per share (diluted).  This was a 19.6% increase over the same quarter last year.  The net earnings increase in the quarter was attributed to a higher rate of sales growth and lower selling, general and administrative expenses as a percentage of sales, partially offset by lower gross margins and higher interest costs.  Additionally, in the current quarter we recorded $33 million in restructuring and restructuring related expenses and $9 million in margin dilution related to our restructuring activities. This compares to $14 million in restructuring and restructuring related expenses in the prior year’s quarter.

Net sales for the three month period ended November 30, 2009 increased by 9.5% to $16,364 million.  Drugstore sales increases resulted from sales gains in existing stores and added sales from new stores, each of which include an indeterminate amount of market-driven price changes.  Sales in comparable drugstores were up 4.9% for the quarter.  Comparable drugstores are defined as those that have been open for at least twelve consecutive months without closure for seven or more consecutive days and without a major remodel or a natural disaster in the past twelve months.  Relocated and acquired stores are not included as comparable stores for the first twelve months after the relocation or acquisition.  We operated 7,649 locations (7,147 drugstores) as of November 30, 2009, compared to 7,123 locations (6,630 drugstores) a year earlier.

Prescription sales increased by 10.0% for the first quarter and represented 66.2% of total sales.  In the prior year, prescription sales increased 6.2% for the quarter and represented 65.9% of total sales.  Comparable drugstore prescription sales were up 6.1%.  The effect of generic drugs, which have a lower retail price, replacing brand name drugs reduced prescription sales by 2.3% in the current quarter versus 2.3% in the prior year’s quarter.  The effect of generics on total sales was a reduction of 1.4% in the current quarter compared to 1.4% in the prior year’s quarter.  Third party sales, where reimbursement is received from managed care organizations as well as government and private insurance, were 94.7% of prescription sales for the quarter compared to 95.4% in the prior year.  The total number of prescriptions filled for the first quarter was approximately 174 million compared to 156 million for the same period last year.  Prescriptions adjusted to 30 day equivalents were 194 million in the first quarter verses 173 last year.

Front-end sales increased 8.5% for the current quarter and were 33.8% of total sales.  In comparison, prior year front end sales increased 7.2% and comprised 34.1% of total sales.  The increase is due in part to new store openings and improved sales dollars related to non-prescription drugs, convenience foods, personal care products and candy.  Comparable drugstore front-end sales increased 2.7% for the current quarter.  The prior year’s comparable front-end sales increase was flat.  The increase in fiscal 2010 comparable front-end sales was primarily due to non-prescription drugs, convenience foods and personal care.

Gross margin as a percent of sales was 27.7% in the current quarter compared to 27.8% last year.  Overall margins were negatively impacted by lower front-end margins due to product mix, non-retail businesses, which have lower margins and are becoming a greater part of the total business and restructuring and restructuring related costs.  These items were partially offset by an improvement in retail pharmacy margins, which were positively influenced by generic drug sales and higher year over year seasonal flu shot vaccinations, but to a lesser extent negatively influenced by lower market driven reimbursements and a lower provision for LIFO.

We use the LIFO method of inventory valuation, which can only be determined annually when inflation rates and inventory levels are finalized; therefore, LIFO inventory costs for the interim financial statements are estimated.  Cost of sales included a LIFO provision of $34 million for the quarter ended November 30, 2009 versus $43 million a year ago.  Our estimated annual inflation rate at November 30, 2009 was 1.75% compared to 2.25% in the prior year’s period.  The decrease is attributed to lower anticipated inflation for non-prescription drugs.

Gross profit increased 9.3% in the quarter versus a 5.9% increase in the same period last year.  The change from the prior year is primarily due to higher sales growth partially offset by lower gross margins.

Selling, general and administrative expenses as a percentage of sales were 22.8% for the first quarter compared to 23.3% a year ago.  As a percentage of sales, the current quarter decrease was due to lower store level salaries and related store supervision as a result of our restructuring activities, partially offset by higher employee benefit plan and insurance expenses.

Selling, general and administrative expenses increased 7.4% in the first quarter ended November 30, 2009 compared to 9.1% a year ago.  The decrease in the rate of growth was due to savings from our restructuring activities, primarily in store payroll.

Interest was a net expense of $21 million and $15 million for the periods ending November 30, 2009 and 2008, respectively.  The increase in interest expense is primarily attributed to the issuance of long-term debt.  The current year’s interest expense is net of $3 million, which was capitalized to construction projects, versus $5 million capitalized last year.

The effective tax rate was 37.0% compared to 37.6% a year ago.  The decrease in rate primarily attributable to prior year state tax matters.

CRITICAL ACCOUNTING POLICIES

The consolidated condensed financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and include amounts based on management's prudent judgments and estimates.  Actual results may differ from these estimates.  Management believes that any reasonable deviation from those judgments and estimates would not have a material impact on our consolidated financial position or results of operations.  To the extent that the estimates used differ from actual results, however, adjustments to the statement of earnings and corresponding balance sheet accounts would be necessary.  These adjustments would be made in future statements.  For a complete discussion of all our significant accounting policies please see our 2009 annual report on Form 10-K.  Some of the more significant estimates include goodwill and other intangible asset impairment, allowance for doubtful accounts, vendor allowances, liability for closed locations, liability for insurance claims, cost of sales, and income taxes.  We use the following methods to determine our estimates:

Goodwill and other intangible asset impairment -

Goodwill and other indefinite-lived intangible assets are not amortized, but are evaluated for impairment annually during the fourth quarter, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.  As part of our impairment analysis for each reporting unit, we engaged a third-party appraisal firm to assist in the determination of estimated fair value for each unit.  This determination included estimating the fair value using both the income and market approaches.  The income approach requires management to estimate a number of factors for each reporting unit, including projected future operating results, economic projections, anticipated future cash flows and discount rates.  The market approach estimates fair value using comparable marketplace fair value data from within a comparable industry grouping.

The determination of the fair value of the reporting units and the allocation of that value to individual assets and liabilities within those reporting units requires us to make significant estimates and assumptions.  Theses estimates and assumptions primarily include, but are not limited to: the selection of appropriate peer group companies; control premiums appropriate for acquisitions in the industries in which we compete; the discount rate; terminal growth rates; and forecasts of revenue, operating income, depreciation and amortization and capital expenditures.  The allocation requires several analyses to determine fair value of assets and liabilities including, among other, purchased prescription files, customer relationships and trade names.  Although we believe our estimates of fair value are reasonable, actual financial results could differ from those estimates due to the inherent uncertainty involved in making such estimates.  Changes in assumptions concerning future financial results or other underlying assumptions could have a significant impact on either the fair value of the reporting units, the amount of the goodwill impairment charge, or both.  We also compared the sum of the estimated fair values of the reporting units to the Company’s total value as implied by the market value of the Company’s equity and debt securities. This comparison indicated that, in total, our assumptions and estimates were reasonable.  However, future declines in the overall market value of the Company’s equity and debt securities may indicate that the fair value of one or more reporting units has declined below its carrying value.

We have not made any material changes to the method of evaluating goodwill and intangible asset impairments during the last three years.  Based on current knowledge, we do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions used to determine impairment.

Allowance for doubtful accounts -

The provision for bad debt is based on both specific receivables and historic write-off percentages.  We have not made any material changes to the method of estimating our allowance for doubtful accounts during the last three years.  Based on current knowledge, we do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions used to determine the allowance.

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

Liability for closed locations -

The liability is based on the present value of future rent obligations and other related costs (net of estimated sublease rent) to the first lease option date.  We have not made any material changes to the method of estimating our liability for closed locations during the last three years.  Based on current knowledge, we do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions used to determine the liability.

Liability for insurance claims -

The liability for insurance claims is recorded based on estimates for claims incurred and is not discounted.  The provisions are estimated in part by considering historical claims experience, demographic factors and other actuarial assumptions.  We have not made any material changes to the method of estimating our liability for insurance claims during the last three years.  Based on current knowledge, we do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions used to determine the liability.

Cost of sales -

Drugstore cost of sales is derived based on point-of-sale scanning information with an estimate for shrinkage and adjusted based on periodic inventories.  Inventories are valued at the lower of cost or market determined by the last-in, first-out (LIFO) method.  We have not made any material changes to the method of estimating cost of sales during the last three years.  Based on current knowledge, we do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions used to determine cost of sales.  Cost of sales will continue to be impacted by our restructuring initiatives which include inventory rationalization and the subsequent write-down of inventory to the lower of cost or market.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $2,552 million at November 30, 2009, compared to $886 million at November 30, 2008.  Short-term investment objectives are to minimize risk, maintain liquidity and maximize after-tax yields.  To attain these objectives, investment limits are placed on the amount, type and issuer of securities.  Investments are principally in U.S. Treasury market funds and Treasury Bills.

Net cash provided by operating activities for the three months ending November 30, 2009 improved $856 million to $1,168 million compared to $312 million a year ago.  The increase is primarily attributable to working capital improvements.  For the three months ended November 30, 2009, we generated $326 million in cash flow from working capital improvements, as compared to the prior year where working capital was a use of $367 million in cash.  Additionally, net earnings positively impacted cash flow from operations.  Cash provided by operations is the principal source of funds for expansion, acquisitions, remodeling programs, dividends to shareholders and stock repurchases.  In fiscal 2009 we supplemented cash provided by operations with long-term debt.

Net cash used for investing activities was $431 million versus $684 million last year.  In the current year, we invested $600 million in short-term Treasury Bills and $500 million matured.  Additions to property and equipment were $304 million compared to $638 million last year.  During the first quarter we added a total of 184 locations (153 net) compared to 220 last year (189 net).  There were 30 owned locations added during the quarter and 50 under construction at November 30, 2009 versus 59 owned locations added and 82 under construction last year.

	Drugstores	Worksites	Home Care	Specialty Pharmacy	Mail Service	Total
August 31, 2009	6,997	377	105	15	2	7,496
New/Relocated	170	9	2	-	-	181
Acquired	2	-	1	-	-	3
Closed/Replaced	(22)	(4)	(4)	(1)	-	(31)
November 30, 2009	7,147	382	104	14	2	7,649

Business acquisitions this year were $32 million versus $61 million in the prior year.  Business acquisitions in the current and prior year were primarily prescription files.

Capital expenditures throughout fiscal 2010 are expected to be $1.6 billion, excluding business acquisitions and prescription file purchases.  We expect new drugstore organic growth of between 4.5 percent and 5.0 percent in fiscal 2010 and between 2.5 percent and 3.0 percent in 2011.  In the first quarter, we added a total of 184 locations, of which 172 were new, relocated or acquired drugstores, with a net gain of 150 drugstores after relocations and closings. We are continuing to relocate stores to more convenient and profitable freestanding locations.  In addition to new stores, expenditures are planned for distribution centers and technology.

Net cash used for financing activities was $272 million compared to the prior year where financing activities provided net cash of $815 million.  There were no short-term borrowings in the current fiscal year compared to proceeds of $998 million a year ago.  On October 14, 2009, our Board of Directors approved a long-term capital policy.  Our long-term capital policy is to maintain a strong balance sheet and financial flexibility; reinvest in our core strategies; invest in strategic opportunities that reinforce our core strategies and meet return requirements; and return surplus cash flow to shareholders in the form of dividends and share repurchases over the long term.  In connection with our capital policy, our Board of Directors authorized a new stock repurchase program (“2009 repurchase program”) and set a long-term dividend payout ratio target between 30 and 35 percent.  The 2009 repurchase program, allows for the repurchase of up to $2,000 million of the Company’s common stock prior to its expiration on December 31, 2013.  Shares totaling $150 million were purchased in conjunction with the 2009 repurchase program in the current quarter.  In addition, we will continue to repurchase shares to support the needs of the employee stock and option plans.  Shares totaling $45 million were purchased to support the needs of the employee stock plans during the current period as compared to $99 million a year ago. In the first three months of the current year, we had proceeds related to employee stock plans of $63 million versus $32 million for the same period last year.  Cash dividends paid were $136 million during the first three months versus $111 million for the same period a year ago.

We had no commercial paper outstanding at November 30, 2009.  In connection with our commercial paper program, we maintain two unsecured backup syndicated lines of credit that total $1,200 million.  The first $600 million facility expires on August 9, 2010, and allows for the issuance of up to $400 million in letters of credit, which reduce the amount available for borrowing.  The second $600 million facility expires on August 12, 2012.  Our ability to access these facilities is subject to our compliance with the terms and conditions of the credit facilities, including financial covenants.  The covenants require us to maintain certain financial ratios related to minimum net worth and priority debt, along with limitations on the sale of assets and purchases of investments.  As of November 30, 2009, we were in compliance with all such covenants.  The Company pays a facility fee to the financing bank to keep these lines of credit active.  As of November 30, 2009, there was $191 million in letters of credit issued against these credit facilities.  We do not expect any borrowings under these facilities, together with our outstanding commercial paper, to exceed $1,200 million.

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

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The following table lists our contractual obligations and commitments as of November 30, 2009:

	Payments Due by Period (In millions)
	Total	Less than 1 Year	1-3 Years	3-5 Years	Over 5 Years
Operating leases (1)	$34,561	$2,022	$4,141	$4,009	$24,389
Purchase obligations (2):
Open inventory purchase orders	1,659	1,659	-	-	-
Real estate development	442	227	177	38	-
Other corporate obligations	452	266	111	46	29
Long-term debt*(3)	2,355	9	4	1,304	1,038
Interest payment on long-term debt	752	113	232	168	239
Insurance*	519	160	142	88	129
Retiree health*	334	10	23	27	274
Closed location obligations*	111	25	31	18	37
Capital lease obligations *(1)	38	2	3	3	30
Other long-term liabilities reflected on the balance sheet*(4)	698	49	136	119	394
Total	$41,921	$4,542	$5,000	$5,820	$26,559
* Recorded on balance sheet.

(1)
Amounts for operating leases and capital leases do not include certain operating expenses under the leases such as common area maintenance, insurance and real estate taxes.  These expenses for the Company's most recent fiscal year were $335 million.

(2)	The purchase obligations include agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including open purchase orders.
(3)	Total long-term debt on the Consolidated Condensed Balance Sheet includes a $28 million fair market value adjustment and $9 million of unamortized discount.
(4)	Includes $63 million ($29 million due in 1-3 years, $23 million due in 3-5 years and $11 million due in over 5 years) of unrecognized tax benefits recorded under ASC topic 740.

OFF-BALANCE SHEET ARRANGEMENTS

Letters of credit are issued to support purchase obligations and commitments (as reflected on the Contractual Obligations and Commitments table) as follows (In millions):

Insurance	$235
Inventory obligations	47
Real estate development	13
Other	8
Total	$303

At November 30, 2009, $191 million of insurance letters of credit were issued under the provisions of our $600 million credit facility that expires on August 9, 2010.

We have no off-balance sheet arrangements other than those disclosed on the Contractual Obligations and Commitments table and a credit agreement guaranty on behalf of SureScripts-RxHub, LLC.  This agreement is described more fully in Note 12 in the Notes to Consolidated Condensed Financial Statements.

Both on-balance sheet and off-balance sheet financing are considered when targeting debt to equity ratios to balance the interests of equity and debt (including real estate) investors.  This balance allows us to lower our cost of capital while maintaining a prudent level of financial risk.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the Financial Accounting Standards Board (FASB) issued ASC topic 810 (formerly SFAS No. 167, Amendments to FASB Interpretation No. 46(R), which amends the consolidation guidance applicable to variable interest entities. The amendments will significantly affect the overall consolidation analysis under ASC topic 810. The application of the new provisions under this topic, which will be effective for the first quarter of fiscal 2011, is not expected to have a material impact on our consolidated financial position or results of operations.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain information in this quarterly report on Form 10-Q, as well as in other public filings, the Company website, press releases and oral statements made by our representatives, is forward-looking information based on the Company’s current expectations and plans which involve risks and uncertainties.  Forward-looking information includes statements concerning pharmacy sales trends, prescription margins, number and location of new store openings, outcomes of litigation, the level of capital expenditures, and demographic trends.  Forward looking information includes statements with words such as "expects," "estimates," "intends," "believes," "plans," "anticipates" or similar language.  For such statements, we claim the protection of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

Forward-looking statements involve risks and uncertainties, known or unknown to the Company that could cause results to differ materially from management expectations as projected in such forward-looking statements.  These risk and uncertainties are discussed in Item 1A of the Company’s annual report on Form 10-K for the fiscal year ended August 31, 2009 as well as other documents filed with the Securities and Exchange Commission.  Unless otherwise required by applicable securities laws, the Company assumes no obligation to update its forward-looking statements to reflect subsequent events or circumstances.

Item 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

In July 2009, we entered into five interest rate swap transactions converting our $1,300 million 4.875% fixed rate notes to a floating interest rate tied to the one month LIBOR plus a constant spread.  These financial instruments are sensitive to changes in interest rates.  On November 30, 2009, we had $1,047 million in long-term debt obligations that had fixed interest rates.  A one percentage point increase or decrease in interest rates would increase or decrease the annual interest expense we recognize and the cash we pay for interest expense by approximately $13 million.

Item 4.  CONTROLS AND PROCEDURES

Based on their evaluation as of November 30, 2009, pursuant to Exchange Act Rule 13a-15(b), the Company's management, including its Chief Executive Officer and Chief Financial Officer, has concluded that the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e)) are effective.

In connection with the evaluation pursuant to Exchange Act Rule 13a-15(d) of the Company's internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) by the Company's management, including its Chief Executive Officer and Chief Financial Officer, no changes during the quarter ended November 30, 2009 were identified that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

The information in response to this item is incorporated herein by reference to Note 12 of the Consolidated Condensed Financial Statements of this Quarterly Report.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)
The following table provides information about purchases by the Company during the quarter ended November 30, 2009 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
9/1/2009 - 9/30/2009	-	-	-	$2,000,000,000
10/1/2009 - 10/31/2009	-	-	-	$2,000,000,000
11/1/2009 - 11/30/2009	4,957,429	$39.33	3,817,429	$1,850,000,169
Total	4,957,429	$39.33	3,817,429	$1,850,000,169

(1)
The Company purchased 1,140,000 shares of its common stock in open-market transactions to satisfy the requirements of the Company's employee stock purchase and option plans, as well as the Company's Nonemployee Director Stock Plan.

(2)
On October 14, 2009, the Board of Directors authorized a new stock repurchase program (“2009 repurchase program”) which replaced the 2007 repurchase program. The 2009 repurchase program allows for the repurchase of up to $2,000 million of the Company’s common stock prior to its expiration on December 31, 2013. The total remaining authorization under the repurchase program is $1,850 million as of November 30, 2009.

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

10.1	Amended and Restated Senior Executive Severance Agreement effective as of July 31, 2006 between Medmark, Inc. and Stanley B. Blaylock.

12	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WALGREEN CO.
(Registrant)

Dated: 1/5/10	/s/ W.D. Miquelon
W.D. Miquelon
Executive Vice President
(Chief Financial Officer)

Dated: 1/5/10	/s/ M.M. Scholz
M.M. Scholz
Controller
(Chief Accounting Officer)