Form 10-Q
period 2010-02-28
WALGREEN CO
filed 2010-03-29
CIK 104207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED FEBRUARY 28, 2010

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
Yes ☐ No ☑

The number of shares outstanding of the registrant's Common Stock, $.078125 par value, as of February 28, 2010 was 978,429,303.

WALGREEN CO.

FORM 10-Q FOR THE QUARTER ENDED FEBRUARY 28, 2010

TABLE OF CONTENTS

PART I.                      FINANCIAL INFORMATION

Item 1.	Consolidated Condensed Financial Statements (Unaudited)
	a)	Balance Sheets
	b)	Statements of Earnings
	c)	Statements of Cash Flows
	d)	Notes to Financial Statements
Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition
Item 3.	Qualitative and Quantitative Disclosure about Market Risk
Item 4.	Controls and Procedures

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings
Item 1A.	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 4.	Submission of Matters to a Vote of Security Holders
Item 6.	Exhibits

PART 1. FINANCIAL INFORMATION

Item 1.	WALGREEN CO. AND SUBSIDIARIES CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

The consolidated condensed financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  The Consolidated Condensed Balance Sheets as of February 28, 2010, August 31, 2009 and February 28, 2009, the Consolidated Condensed Statements of Earnings for the three and six months ended February 28, 2010 and 2009, and the Consolidated Condensed Statements of Cash Flows for the six months ended February 28, 2010 and 2009, have been prepared without audit.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  It is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K.

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

WALGREEN CO. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(UNAUDITED)
(In millions, except per share amounts)

	February 28,	August 31,	February 28,
	2010	2009	2009
Assets
Current Assets:
Cash and cash equivalents	$2,501	$2,087	$909
Short-term investments	600	500	650
Accounts receivable, net	2,694	2,496	2,836
Inventories	7,200	6,789	7,584
Other current assets	164	177	203
Total Current Assets	13,159	12,049	12,182
Non-Current Assets:
Property and equipment, at cost, less accumulated depreciation and amortization	10,891	10,802	10,387
Goodwill	1,480	1,461	1,451
Other non-current assets	804	830	805
Total Non-Current Assets	13,175	13,093	12,643
Total Assets	$26,334	$25,142	$24,825

Liabilities & Shareholders' Equity
Current Liabilities:
Short-term borrowings	$8	$15	$12
Trade accounts payable	4,611	4,308	4,934
Accrued expenses and other liabilities	2,415	2,406	2,087
Income taxes	263	40	228
Total Current Liabilities	7,297	6,769	7,261
Non-Current Liabilities:
Long-term debt	2,347	2,336	2,332
Deferred income taxes	253	265	166
Other non-current liabilities	1,489	1,396	1,387
Total Non-Current Liabilities	4,089	3,997	3,885
Commitments and Contingencies (see Note 13)
Shareholders' Equity:
Preferred stock $.0625 par value; authorized 32 million shares, none issued	-	-	-
Common stock $.078125 par value; authorized 3.2 billion shares; issued 1,025,400,000 at February 28, 2010, August 31, 2009 and February 28, 2009	80	80	80
Paid-in capital	653	605	577
Employee stock loan receivable	(114)	(140)	(168)
Retained earnings	16,215	15,327	14,617
Accumulated other comprehensive income	36	37	9
Treasury stock, at cost; 46,970,697 shares at February 28, 2010, 36,838,610 at August 31, 2009 and 33,691,010 at February 28, 2009	(1,922)	(1,533)	(1,436)
Total Shareholders' Equity	14,948	14,376	13,679
Total Liabilities & Shareholders' Equity	$26,334	$25,142	$24,825

The accompanying Notes to Consolidated Condensed Financial
Statements are an integral part of these Statements.

WALGREEN CO. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
(UNAUDITED)
(In millions, except per share amounts)

	Three Months Ended February 28,		Six Months Ended February 28,
	2010	2009	2010	2009

Net sales	$16,987	$16,475	$33,351	$31,422
Cost of sales	12,090	11,818	23,916	22,614
Gross Profit	4,897	4,657	9,435	8,808

Selling, general and administrative expenses	3,811	3,627	7,553	7,109
Operating Income	1,086	1,030	1,882	1,699

Interest expense, net	22	20	43	35

Earnings Before Income Tax Provision	1,064	1,010	1,839	1,664
Income tax provision	395	370	681	616
Net Earnings	$669	$640	$1,158	$1,048

Net earnings per common share – basic	$.68	$.65	$1.17	$1.06
Net earnings per common share – diluted	$.68	$.65	$1.17	$1.06

Dividends declared	$.1375	$.1125	$.2750	$.2250

Average shares outstanding	982.9	988.0	986.6	988.5
Dilutive effect of stock options	6.9	.9	5.8	1.7
Average shares outstanding assuming dilution	989.8	988.9	992.4	990.2

The accompanying Notes to Consolidated Condensed Financial
Statements are an integral part of these Statements.

WALGREEN CO. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In millions)

	Six Months Ended February 28,
	2010	2009

Cash Flows from Operating Activities:
Net earnings	$1,158	$1,048
Adjustments to reconcile net earnings to net cash provided by operating activities -
Depreciation and amortization	505	477
Deferred income taxes	(26)	23
Stock compensation expense	45	49
Income tax savings from employee stock plans	2	-
Other	6	7
Changes in operating assets and liabilities -
Accounts receivable, net	(144)	(348)
Inventories	(382)	(298)
Other assets	31	18
Trade accounts payable	302	638
Accrued expenses and other liabilities	14	(144)
Income taxes	174	291
Other non-current liabilities	78	(21)
Net cash provided by operating activities	1,763	1,740

Cash Flows from Investing Activities:
Purchases of short-term investments held to maturity	(1,200)	(1,150)
Proceeds from short-term investments held to maturity	1,100	500
Additions to property and equipment	(524)	(1,092)
Proceeds from sale of assets	19	29
Business and intangible asset acquisitions, net of cash received	(116)	(183)
Net cash used for investing activities	(721)	(1,896)

Cash Flows from Financing Activities:
Net payments from short-term borrowings	-	(70)
Net proceeds from issuance of long-term debt	-	987
Stock purchases	(447)	(140)
Proceeds related to employee stock plans	102	77
Cash dividends paid	(272)	(223)
Other	(11)	(9)
Net cash (used for) provided by financing activities	(628)	622

Changes in Cash and Cash Equivalents:
Net increase in cash and cash equivalents	414	466
Cash and cash equivalents at September 1	2,087	443
Cash and cash equivalents at February 28	$2,501	$909

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

We have recorded the following pre-tax charges associated with our restructuring initiatives within the Consolidated Condensed Statements of Earnings (In millions):

	Three Months Ended February 28,		Six Months Ended February 28,
	2010	2009	2010	2009
Severance and other benefits	$5	$59	$12	$59
Inventory charges	-	11	19	11
Restructuring expense	5	70	31	70
Consulting	17	23	24	37
Restructuring and restructuring related costs	$22	$93	$55	$107

Cost of sales	-	11	19	11
Selling, general and administrative expense	22	82	36	96
	$22	$93	$55	$107

Severance and other benefits include the charges associated with employees who were separated from the Company.  In the current fiscal year, 94 employees have been separated from the Company.  Since inception, a total of 791 employees have been separated from the Company as a result of these initiatives.

Inventory charges consist of on-hand inventory that has been reduced from cost to current selling prices and the loss we incurred on the sale of inventory below cost.

Additionally, as a part of our Customer Centric Retailing (CCR) initiative, we are enhancing the store format to ensure we have the proper assortments, better category layouts and adjacencies, better shelf height and sight lines and brand and private brand layout, all of which are designed to positively enhance the shopper experience and increase customer frequency and purchase size.  This format will be rolled out to approximately 5,500 to 6,000 existing stores.  As of February 28, 2010, in total, we have remodeled 443 stores and plan to enhance approximately 1,400 stores in the next six months of fiscal 2010, with the remaining stores during fiscal 2011.  Although we will continue to refine our estimates as the rollout progresses, based on our experience with the first 443 stores, we expect the total cost, which includes both selling, general and administrative expense and capital, to be $40 thousand to $55 thousand per store.  For the six months ended February 28, 2010, we incurred $12 million in total program costs, of which $8 million was included in selling, general and administrative expenses and $4 million in capital costs.
We have recorded the following balances in accrued expenses and other liabilities on our Consolidated Condensed Balance Sheets (In millions):

	August 31, 2009 Reserve Balance	Charges	Cash Payments	February 28, 2010 Reserve Balance
Severance and other benefits	$4	$14	$(18)	$-

(3) Short-term investments at February 28, 2010, include Treasury Bills totaling $600 million maturing in March, April and May 2010.  The interest rate on the Treasury Bills is less than one percent.  The investments are held to maturity and recorded at cost in accordance with ASC topic 320 (formerly SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities).  The fair value of the Treasury Bills at February 28, 2010, approximated cost.

(4) Inventories are valued on a lower of last-in, first-out (LIFO) cost or market basis.  At February 28, 2010, August 31, 2009 and February 28, 2009, inventories would have been greater by $1,301 million, $1,239 million and $1,159 million respectively, if they had been valued on a lower of first-in, first-out (FIFO) cost or market basis.  LIFO inventory costs can only be determined annually when inflation rates and inventory levels are finalized; therefore, LIFO inventory costs for interim financial statements are estimated. Inventory includes product cost, inbound freight, warehousing costs and vendor allowances not included as a reduction of advertising expense.

(5) The Company provides for future costs related to closed locations.  The liability is based on the present value of future rent obligations and other related costs (net of estimated sublease rent) to the first lease option date.  During the three and six month periods ended February 28, 2010, the Company recorded charges of $2 million and $24 million for facilities that were closed or relocated under long-term leases.  This compares to $8 million and $21 million for the three and six month periods ended February 28, 2009, respectively.

The changes in reserve for facility closings and related lease termination charges include the following (In millions):

	Six Months Ended February 28,
	2010	2009
Balance – beginning of period	$99	$69
Provision for present value of non-cancellable lease payments of closed facilities	19	13
Assumptions about future sublease income, terminations, and changes in interest rates	(7)	(1)
Interest accretion	12	9
Cash payments, net of sublease income	(21)	(17)
Balance – end of period	$102	$73

(6) The principal retirement plan for employees is the Walgreen Profit-Sharing Retirement Trust to which both the Company and participating employees contribute.  The Company's contribution, which has historically related to pre-tax income and a portion of which is in the form of a guaranteed match, is determined annually at the discretion of the Board of Directors.  The profit-sharing provision was $95 million for the current quarter and $164 million for the six month period compared to $90 million and $148 million in the same periods last year.  The company’s contributions, which are made annually in the second quarter, were $293 million during the current period.  This compares to $301 million for the prior year.

(7) The Company granted 476,333 and 7,426,639 stock options under the Walgreen Co. Executive Stock Option Plan and the Walgreen Co. Stock Purchase/Option Plan (Share Walgreens) for the quarter and six month period ended February 28, 2010.  This compares to 321,629 and 16,671,345 stock options granted in the quarter and six month period ended under the plans last year.  Total stock-based compensation expense was $21 million for the quarter and $45 million for the six month period ended February 28, 2010 compared to $17 million and $49 million for the same periods last year.  In accordance with ASC topic 718 (formerly SFAS No. 123(R), Share-Based Payment), compensation expense is recognized on a straight-line basis over the employee's vesting period or to the employee's retirement eligible date, if earlier.  There was no fully recognized retiree eligible expense recorded in the quarter and $6 million recorded for the first six months.  This compares to no fully recognized retiree eligible expense for the quarter and $14 million for the six month period ended February 28, 2009.  Therefore, compensation expense for the quarter and six month periods are not representative of compensation expense for the entire fiscal year.  There have been no material changes in the assumptions used to compute compensation expense during the current quarter.

The Company granted 88,318 and 687,435 restricted stock units under the Walgreen Co. Restricted Stock Unit Award Program for the quarter and six months ended February 28, 2010 compared to 26,942 and 499,047 in the same periods last year.  The Company also granted 16,755 and 619,323 performance shares under the Walgreen Co. Performance Share Program for the quarter and six months ended February 28, 2010 versus 27,131 and 528,653 shares in the same periods last year.  In accordance with ASC topic 718, compensation expense is recognized on a straight line basis based on a three year cliff vesting schedule for the Restricted Stock Unit Award Program and straight line over a three year vesting schedule for the Performance Share Program.  For the quarter and six month period ended February 28, 2010 the Company recognized $6 million and $10 million of expense related to these plans, respectively.  In the same periods last year, the Company recognized $5 million and $11 million.

(8) The dilutive effect of outstanding stock options on earnings per share is calculated using the treasury stock method.  Stock options are anti-dilutive and excluded from the earnings per share calculation if the exercise price exceeds the average market price of the common shares for the periods presented.  At February 28, 2010 and 2009, outstanding options to purchase common shares of 21,766,086 and 49,804,413, respectively were excluded from the calculation.

(9) The Company provides certain health insurance benefits for retired employees who meet eligibility requirements, including age, years of service and date of hire.  The costs of these benefits are accrued over the period earned. The Company's postretirement health benefit plans are not funded.

	Three Months Ended February 28,		Six Months Ended February 28,
Components of Net Periodic Benefit Costs (In millions):	2010	2009	2010	2009
Service cost	$3	$3	$6	$7
Interest cost	5	7	10	13
Amortization of actuarial loss	2	1	4	2
Amortization of prior service cost	(3)	(1)	(6)	(2)
Special retirement benefit	-	4	-	4
Total postretirement benefit cost	$7	$14	$14	$24

For the quarter ended February 28, 2009, the company recognized a special retirement benefit expense of $4 million related to accelerating eligibility for certain employees who elected special early retirement as a part of our initiative to increase shareholder value.

(10) Short-term borrowings and long-term debt consists of the following at February 28, 2010, August 31, 2009 and February 28, 2009 (In millions):

	February 28, 2010	August 31, 2009	February 28, 2009
Short-Term Borrowings -
Current maturities of loans assumed through the purchase of land, buildings and equipment; various interest rates from 5.00% to 8.75%; various maturities from 2010 to 2035	$4	$10	$7
Other	4	5	5
Total short-term borrowings	$8	$15	$12

Long-Term Debt -
4.875% unsecured notes due 2013 net of unamortized discount and interest rate swap fair market value adjustment (see Note 11)	$1,306	$1,294	$1,295
5.250% unsecured notes due 2019 net of unamortized discount	995	995	995
Loans assumed through the purchase of land, buildings and equipment; various interest rates from 5.00% to 8.75%; various maturities from 2010 to 2035	50	57	49
	2,351	2,346	2,339
Less current maturities	(4)	(10)	(7)
Total-long term debt	$2,347	$2,336	$2,332

Short-term borrowings under the Company’s commercial paper program had the following characteristics (In millions):

	February 28, 2010	August 31, 2009	February 28, 2009
Balance outstanding at end of period	$-	$-	$-
Maximum outstanding at any month-end	-	1,068	1,068
Average daily short-term borrowings	-	272	549
Weighted-average interest rate	-	1.51%	1.97%

We had no commercial paper outstanding at February 28, 2010.  In connection with our commercial paper program, we maintain two unsecured backup syndicated lines of credit that total $1,200 million.  The first $600 million facility expires on August 9, 2010, and allows for the issuance of up to $400 million in letters of credit, which reduce the amount available for borrowing.  The second $600 million facility expires on August 12, 2012.  Our ability to access these facilities is subject to our compliance with the terms and conditions of the credit facilities, including financial covenants.  The covenants require us to maintain certain financial ratios related to minimum net worth and priority debt, along with limitations on the sale of assets and purchases of investments.  As of February 28, 2010, we were in compliance with all such covenants.  The Company pays a facility fee to the financing bank to keep these lines of credit active.  As of February 28, 2010, there was $191 million in letters of credit issued against these credit facilities.  We do not expect borrowings under these facilities, together with our outstanding commercial paper, to exceed $1,200 million.

On July 17, 2008, we issued notes totaling $1,300 million bearing an interest rate of 4.875% paid semiannually in arrears on February 1 and August 1 of each year, beginning on February 1, 2009. The notes will mature on August 1, 2013. We may redeem the notes, at any time in whole or from time to time in part, at our option at a redemption price equal to the greater of: (1) 100% of the principal amount of the notes to be redeemed; or (2) the sum of the present values of the remaining scheduled payments of principal and interest thereon (not including any portion of such payments of interest accrued as of the date of redemption), discounted to the date of redemption on a semiannual basis (assuming a 360-day year consisting of twelve 30-day months) at the Treasury Rate, plus 30 basis points, plus accrued interest on the notes to be redeemed to, but excluding, the date of redemption.  If a change of control triggering event occurs, unless we have exercised our option to redeem the notes, we will be required to offer to repurchase the notes at a purchase price equal to 101% of the principal amount of the notes plus accrued and unpaid interest to the date of redemption.  The notes are unsecured senior debt obligations and rank equally with all other unsecured senior indebtedness of the Company. The notes are not convertible or exchangeable.  Total issuance costs relating to this offering were $9 million, which included $8 million in underwriting fees.  The fair value of the notes as of February 28, 2010, was $1,431 million.  Fair value for these notes was determined based upon discounted future cash flows using available market data.

On January 13, 2009, we issued notes totaling $1,000 million bearing an interest rate of 5.25% paid semiannually in arrears on January 15 and July 15 of each year, beginning on July 15, 2009. The notes will mature on January 15, 2019. We may redeem the notes, at any time in whole or from time to time in part, at our option at a redemption price equal to the greater of: (1) 100% of the principal amount of the notes to be redeemed; or (2) the sum of the present values of the remaining scheduled payments of principal and interest thereon (not including any portion of such payments of interest accrued as of the date of redemption), discounted to the date of redemption on a semiannual basis (assuming a 360-day year consisting of twelve 30-day months) at the Treasury Rate, plus 45 basis points, plus accrued interest on the notes to be redeemed to, but excluding, the date of redemption.  If a change of control triggering event occurs, unless we have exercised our option to redeem the notes, we will be required to offer to repurchase the notes at a purchase price equal to 101% of the principal amount of the notes plus accrued and unpaid interest to the date of redemption.  The notes are unsecured senior debt obligations and rank equally with all other unsecured senior indebtedness of the Company. The notes are not convertible or exchangeable.  Total issuance costs relating to this offering were $8 million, which included $7 million in underwriting fees.  The fair value of the notes as of February 28, 2010, was $1,079 million.  Fair value for these notes was determined based upon discounted future cash flows using available market data.

(11) We use a derivative instrument to manage our interest rate exposure associated with some of our fixed-rate borrowings.  We do not use derivative instruments for trading or speculative purposes.  All derivative instruments are recognized in the consolidated condensed balance sheets at fair value.  We designate interest rate swaps as fair value hedges of fixed-rate borrowings.  For derivatives designated as fair value hedges, the change in the fair value of both the derivative instrument and the hedged item are recognized in earnings in the current period.  At the inception of a hedge transaction, we formally document the hedge relationship and the risk management objective for undertaking the hedge.  In addition, we assess both at inception of the hedge and on an ongoing basis, whether the derivative in the hedging transaction has been highly effective in offsetting changes in fair value of the hedged item and whether the derivative is expected to continue to be highly effective.  The impact of any ineffectiveness is recognized currently in earnings.

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

On January 27, 2010, we terminated all of our existing one month future LIBOR swaps.  Upon termination, we received payment from our counterparty which consisted of accrued interest and an amount representing the fair value of our swaps.  The related fair value benefit attributed to our debt will be amortized over the life of the debt.  We then entered into six month LIBOR in arrears swaps with two counterparties.  As of February 28, 2010, we had net unamortized fair value benefit attributed to our debt of $9 million.

The notional amounts of derivative instruments outstanding as of February 28, 2010, were as follows (In millions):

Notional Amount
Derivatives designated as hedges:
Interest rate swaps	$1,300

The changes in fair value of the notes as a result of the derivative instrument are included in long-term debt on our Consolidated Condensed Balance Sheets (see Note 10), and amortized through maturity.

The fair value and balance sheet presentation of derivative instruments as of February 28, 2010, were as follows (In millions):

	Location in Consolidated Condensed Balance Sheet	Fair Value
Asset derivatives designated as hedges:
Interest rate swaps	Other non-current liabilities	$1

Gains and losses on derivative instruments are recorded in interest expense on our consolidated condensed statement of earnings.  The amount recorded for the quarter ended February 28, 2010, was immaterial.

(12) In the first quarter of fiscal 2010, we adopted the full provisions of ASC topic 820 (formerly SFAS No. 157, Fair Value Measurements) for assets and liabilities.  ASC topic 820 defines fair value as the price that would be received for an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. In addition, it establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels:

Level 1 -	Quoted prices in active markets that are accessible at the measurement date for identical assets and liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.
Level 2 -	Observable inputs other than quoted prices in active markets.
Level 3 -	Unobservable inputs for which there is little or no market data available. The fair value hierarchy gives the lowest priority to Level 3 inputs.

Assets and liabilities measured at fair value on a recurring basis were as follows (In millions):

	February 28, 2010	Level 1	Level 2	Level 3
Liabilities:
Interest rate swaps	$1	-	$1	-

Interest rate swaps are valued using six month LIBOR in arrears rates.

Our debt instruments are not reported at fair value in our statement of financial position and as a result, we will continue to report under the guidance of ASC topic 825 (formerly SFAS No. 107, Disclosures about Fair Value of Financial Instruments) that requires us to disclose the fair value of our debt in the footnotes.

(13) The Company is involved in legal proceedings, and is subject to investigations, inspections, audits, inquiries and similar actions by governmental authorities, incidental to the normal course of the Company’s business.

On April 16, 2008, the Plumbers and Steamfitters Local No. 7 Pension Fund filed a putative class action suit against the Company and its former and current chief executive officers in the United States District Court for the Northern District of Illinois.  The plaintiffs amended the complaint on October 16, 2008, which upon the Company’s motion the District Court dismissed on September 24, 2009.  Subsequently, the plaintiffs moved for the District Court to reconsider the dismissal and to allow plaintiffs leave to further amend the complaint.  The District Court granted plaintiffs’ motion on November 11, 2009.   The second amended complaint was then filed on behalf of purchasers of Company common stock during the period between June 25, 2007 and October 1, 2007.  As in the first amended complaint, the second amended complaint charges the Company and its former and current chief executive officers with violations of Section 10(b) of the Securities Exchange Act of 1934, claiming that the Company misled investors by failing to disclose (i) declining rates of growth in generic drug sales and (ii) increasing selling, general and administrative expenses in the fourth quarter of 2007, which allegedly had a negative impact on earnings.  The Company is vigorously contesting these charges.  On February 1, 2010, the Company filed a motion to dismiss the second amended complaint.

On August 31, 2009, a Walgreen Co. shareholder named Dan Himmel filed a lawsuit, purportedly on the Company’s behalf, against several current and former officers and directors (each, an “Individual Defendant”).  The case is captioned Himmel v. Wasson, et. al. and was filed in the Circuit Court of Lake County, Illinois.  The allegations in the lawsuit are similar to the securities fraud lawsuit described above.  Himmel alleges that the Company’s management: (i) knew, or was reckless in not knowing, that selling, general and administrative expenses in the fourth quarter of 2007 were too high, in light of decreased profits from generic drug sales; (ii) knew, or was reckless in not knowing, that the Company would not realize gross profits near what many Wall Street analysts were predicting; and (iii) the directors and officers had a duty both to prevent the drop in gross profits and to disclose the expected drop to the public and failed to do either.  The Company’s investigation to date suggests that the allegations are without merit, and that the Individual Defendants acted in good faith, exercised prudent business judgment and acted in a manner that they reasonably believed to be in the Company’s best interests during the period at issue.  The Company intends to vigorously contest the allegations.  The Individual Defendants’ time to file a responsive pleading to the complaint was extended by agreement until 30 days after the District Court in the Plumbers case rules on the pending motion to dismiss.

Although the outcome in the Himmel suit, the Plumbers and Steamfitters suit, and other legal proceedings and investigations to which the Company is subject, cannot be forecast with certainty, management believes the final disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

The Company guarantees a credit agreement on behalf of SureScripts-RxHub, LLC, which provides electronic prescription data services.  This credit agreement, for which SureScripts-RxHub, LLC is primarily liable, has an expiration date of June 30, 2011.  The liability was $10 million at February 28, 2010, $10 million at August 31, 2009 and $10 million at February 28, 2009.  The maximum amount of future payments that could be required under the guaranty is $25 million, of which $13 million may be recoverable from another guarantor.  In addition, under certain circumstances the Company may be required to provide an additional guarantee of up to $10 million, of which $8 million may be recoverable from other guarantors.  This guarantee arose as a result of a business decision between parties to ensure that the operations of SureScripts-RxHub, LLC would have additional support to access financing.  Should SureScripts-RxHub, LLC default or become unable to pay its debts, the Company would be required to fulfill its portion of this guarantee.

(14)  The aggregate purchase price of all business acquisitions was $116 million for the six month period ended February 28, 2010.  These acquisitions added $30 million to goodwill and $74 million to intangible assets, primarily prescription files.  The remaining fair value relates to immaterial amounts of tangible assets, less liabilities assumed.  Operating results of the businesses acquired have been included in the consolidated statements of earnings from their respective acquisition dates forward.  Pro forma results of the company, assuming all of the acquisitions had occurred at the beginning of each period presented, would not be materially different from the results reported.

On February 17, 2010 the Company announced a definitive agreement under which it will acquire Duane Reade from affiliates of Oak Hill Capital Partners in a cash transaction for a total enterprise value of $1,075 million, which includes the assumption of debt.  The transaction is subject to customary conditions, including receiving regulatory approvals, and would include all 257 Duane Reade stores located in the New York City metropolitan area, as well as the corporate office and two distribution centers.

 (15) We have recorded the following depreciation and amortization expense in the Consolidated Condensed Statements of Earnings (In millions):

	Three Months Ended February 28,		Six Months Ended February 28,
	2010	2009	2010	2009
Depreciation expense	$198	$196	$405	$387
Intangible asset amortization	38	35	77	70
System development costs amortization	12	10	23	20
Total depreciation and amortization expense	$248	$241	$505	$477

(16)  Cash interest paid for the six month period ended February 28, 2010 was $45 million compared to $43 million in the prior year’s six month period.  Cash paid for income taxes was $530 million and $299 million for the six months ended February 28, 2010 and 2009, respectively.
(17) On March 23, 2010, the Patient Protection and Affordable Care Act (the Patient Care Act) was signed into law. The Company is evaluating the provisions of the Patient Care Act to determine their potential impact to health care benefits costs. One provision of the Patient Care Act repealed the tax benefit for the Medicare Part D subsidy for retiree benefits. As a result, the Company anticipates recording a charge of approximately $40 million to deferred taxes in the third quarter of fiscal 2010.

(18) In June 2009, the Financial Accounting Standards Board (FASB) issued ASC topic 810 (formerly SFAS No. 167, Amendments to FASB Interpretation No. 46(R)), which amends the consolidation guidance applicable to variable interest entities. The amendments will significantly affect the overall consolidation analysis under ASC topic 810. The application of the new provisions under this topic, which will be effective for the first quarter of fiscal 2011, is not expected to have a material impact on our consolidated financial position or results of operations.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

INTRODUCTION

Walgreens is principally a retail drugstore chain that sells prescription and non-prescription drugs and general merchandise.  General merchandise includes, among other things, household items, personal care, convenience foods, beauty care, photofinishing, candy and seasonal items.  Customers can have prescriptions filled in retail pharmacies, as well as through the mail, and order refills by telephone and via the Internet.  As of February 28, 2010, we operated 7,680 locations in 50 states, the District of Columbia, Guam and Puerto Rico.  Total locations do not include 358 convenient care clinics operated by Take Care Health Systems, Inc.

	Number of Locations
Location Type	February 28, 2010	February 28, 2009
Drugstores	7,180	6,678
Worksite Facilities	381	367
Home Care Facilities	103	108
Specialty Pharmacies	14	18
Mail Service Facilities	2	2
Total	7,680	7,173

The drugstore industry is highly competitive.  In addition to other drugstore chains, independent drugstores and mail order prescription providers, we compete with various other retailers including grocery stores, convenience stores, mass merchants and dollar stores.

The Company’s sales, gross profit margin and gross profit dollars are impacted by both the percentage of prescriptions that we fill that are generic and the rate at which new generic versions are introduced to the market.  In general, generic versions of drugs generate lower total sales dollars per prescription, but higher gross profit margins and gross profit dollars, as compared with patent-protected brand name drugs.  The positive impact on gross profit margins and gross margin dollars are particularly significant in the first several months after a generic version of a drug is first allowed to compete with the branded version, which is generally referred to as a "generic conversion."  In any given year, the number of blockbuster drugs that undergo a conversion from branded to generic status can increase or decrease, which can have a significant impact on our sales, gross profit margins and gross profit dollars.  And, because any number of factors outside of the Company’s control or ability to foresee can affect timing for a generic conversion, we face substantial uncertainty in predicting when such conversions will occur and what effect they will have on particular future periods.
The long-term outlook for prescription utilization is strong due in part to the aging population, the increasing utilization of multi-source (i.e., generic) drugs, the continued development of innovative drugs that improve quality of life and control health care costs, and the expansion of healthcare insurance coverage under the Patient Protection and Affordable Care Act signed into law on March 23, 2010 (the Patient Care Act).

Certain provisions of the Deficit Reduction Act of 2005 (the DRA) sought to reduce federal spending by altering the Medicaid reimbursement formula for multi-source drugs (AMP).  Those reductions did not go into effect.  The Patient Care Act enacted a modified reimbursement formula for multi-source drugs, which, when implemented, is expected to reduce Medicaid reimbursements.  Also, in conjunction with a class action settlement with two entities that publish the average wholesale price (AWP) of pharmaceuticals, the methodology used to calculate the AWP, a pricing reference widely used in the pharmacy industry, was changed in a way that reduced the AWP for many brand-name prescription drugs effective September 26, 2009.  The Company has reached understandings with most of its third-party payors to adjust reimbursements to correct for this change in methodology, but state Medicaid programs that utilize AWP as a pricing reference have not taken action to make similar adjustments, resulting in reduced Medicaid reimbursement for drugs affected by the change.

Total front-end sales have continued to grow due primarily to new store openings.  In addition, sales continue to be negatively impacted by lower demand for discretionary goods such as household, seasonal and beauty products primarily due to the overall economic impact of the recession and high unemployment rates.

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

We have recorded the following pre-tax charges associated with our restructuring initiatives within the Consolidated Condensed Statements of Earnings (In millions):

	Three Months Ended February 28,		Six Months Ended February 28,
	2010	2009	2010	2009
Severance and other benefits	$5	$59	$12	$59
Inventory charges	-	11	19	11
Restructuring expense	5	70	31	70
Consulting	17	23	24	37
Restructuring and restructuring related costs	$22	$93	$55	$107

Cost of sales	-	11	19	11
Selling, general and administrative expense	22	82	36	96
	$22	$93	$55	$107

Severance and other benefits include the charges associated with employees who were separated from the Company.  In the current fiscal year, 94 employees have been separated from the Company.  Since inception, a total of 791 employees have been separated from the Company as a result of these initiatives.

Inventory charges consist of on-hand inventory that has been reduced from cost to current selling prices and the loss we incurred on the sale of inventory below cost.  In addition, as a part of our restructuring efforts we sold an incremental amount of inventory below traditional retail prices.  The dilutive effect of these sales on gross profit was $6 million in the current quarter and $15 million for the six month period ended February 28, 2010.

We incurred pre-tax costs of $28 million ($22 million restructuring and restructuring related costs and $6 million of gross profit dilution) in the second quarter and $70 million ($55 million of restructuring and restructuring related costs, and $15 million of gross profit dilution) for the six month period ended February 28, 2010.   To date we have incurred $322 million ($275 million of restructuring and restructuring related costs, and $47 million of gross profit dilution).  We anticipate approximately $75 million of pre-tax restructuring and restructuring related costs and gross profit dilution in the remaining months of fiscal 2010.

We have recorded the following balances in accrued expenses and other liabilities on our Consolidated Condensed Balance Sheets (In millions):

	August 31, 2009 Reserve Balance	Charges	Cash Payments	February 28, 2010 Reserve Balance
Severance and other benefits	$4	$14	$(18)	$-

We have realized savings related to these initiatives of approximately $129 million in the quarter and $262 million for the six month period ended February 28, 2010.  Selling general and administrative expense realized savings of $101 million and $219 million in quarter and six month period, respectively, while cost of sales benefited by $28 million and $43 million in the same periods.  The savings are primarily the result of reduced store labor, expense initiatives and personnel reductions.

Additionally, as a part of our Customer Centric Retailing (CCR) initiative, we are enhancing the store format to ensure we have the proper assortments, better category layouts and adjacencies, better shelf height and sight lines and brand and private brand layout, all of which are designed to positively enhance the shopper experience and increase customer frequency and purchase size.  This format will be rolled out to approximately 5,500 to 6,000 existing stores.  As of February 28, 2010, in total, we have remodeled 443 stores and plan to enhance approximately 1,400 stores in the next six months of fiscal 2010, with the remaining stores during fiscal 2011.  Although we will continue to refine our estimates as the rollout progresses, based on our experience with the first 443 stores, we expect the total cost, which includes both selling, general and administrative expense and capital, to be $40 thousand to $55 thousand per store.  For the six months ended February 28, 2010, we incurred $12 million in total program costs, of which $8 million was included in selling, general and administrative expenses and $4 million in capital costs.

OPERATING STATISTICS

	Percentage Increases/(Decreases)
	Three Months Ended February 28,		Six Months Ended February 28,
	2010	2009	2010	2009
Net Sales	3.1	7.0	6.1	6.8
Net Earnings	4.6	(6.7)	10.5	(8.2)
Comparable Drugstore Sales	(0.2)	1.3	2.2	1.5
Prescription Sales	3.2	7.8	6.5	7.0
Comparable Drugstore Prescription Sales	0.6	2.9	3.3	2.8
Front-End Sales	3.0	5.7	5.5	6.4
Comparable Drugstore Front-End Sales	(1.6)	(1.2)	0.3	(0.7)
Gross Profit	5.1	4.8	7.1	5.3
Selling, General and Administrative Expenses	5.1	8.1	6.2	8.6

	Percent to Net Sales
	Three Months Ended February 28,		Six Months Ended February 28,
	2010	2009	2010	2009
Gross Margin	28.8	28.3	28.3	28.0
Selling, General and Administrative Expenses	22.4	22.0	22.7	22.6

	Other Statistics
	Three Months Ended February 28,		Six Months Ended February 28,
	2010	2009	2010	2009
Prescription Sales as a % of Net Sales	63.3	63.2	64.7	64.5
Third Party Sales as a % of Total Prescription Sales	95.2	95.2	95.1	95.3
Total Number of Prescriptions (in millions)	172	164	346	320
30 Day Equivalent Prescriptions (in millions) *	192	181	385	354
Total Number of Locations			7,680	7,173

* Includes the adjustment to convert prescriptions greater than 84 days to the equivalent of three 30-day prescriptions. This adjustment reflects the fact that these prescriptions include approximately three times the amount of product days supplied compared to a normal prescription.

RESULTS OF OPERATIONS

Net earnings for the second quarter ended February 28, 2010 were $669 million or $0.68 per share (diluted).  This was a 4.6% increase over the same quarter last year.  For the six month period ended February 28, 2010, net earnings were $1,158 million or $1.17 per share (diluted).  The net earnings increase in the quarter and six month period was attributable to sales growth and higher gross margins, partially offset by higher selling, general and administrative expenses as a percentage of sales.  In the current quarter we recorded $22 million in restructuring and restructuring related expenses and $6 million in margin dilution as compared to the prior year’s restructuring and restructuring related expenses of $93 million.  For the six month period we recorded $55 million in restructuring and restructuring related expenses and $15 million in margin dilution related to our restructuring activities.  This compares to $107 million in restructuring and restructuring related expenses in the prior year’s period.

Net sales for the quarter ended February 28, 2010 increased by 3.1% to $16,987 million.  Drugstore sales increased as a result of added sales from new stores however, sales in comparable drugstores declined 0.2% for the quarter, both of which include an indeterminate amount of market-driven price changes.  Comparable drugstores are defined as those that have been open for at least twelve consecutive months without closure for seven or more consecutive days and without a major remodel or a natural disaster in the past twelve months.  Remodels associated with our CCR initiative are not considered major and therefore do not affect comparable drugstore results.  Relocated and acquired stores are not included as comparable stores for the first twelve months after the relocation or acquisition.  We operated 7,680 locations (7,180 drugstores) as of February 28, 2010, compared to 7,173 locations (6,678 drugstores) a year earlier.

Prescription sales increased by 3.2% for the second quarter and 6.5% for the first six months and represented 63.3% and 64.7% of total sales, respectively.  In the prior year, prescription sales increased 7.8% for the quarter and 7.0% year to date and represented 63.2% and 64.5% of total sales.  Comparable drugstore prescription sales were up 0.6% in the current quarter and 3.3% in the six month period.  The effect of generic drugs, which have a lower retail price, replacing brand name drugs reduced prescription sales by 2.3% in all periods.  The effect of generics on total sales was a reduction of 1.3% in the current quarter and 1.4% year to date compared to 1.3% in the quarter and six month period in the prior year.  Prescription sales were negatively impacted by a reduced number of flu-related prescriptions filled in the current quarter as compared to the prior year’s quarter. Third party sales, where reimbursement is received from managed care organizations as well as government and private insurance, were 95.2% of prescription sales for the quarter and 95.1% for the first six months compared to 95.2 % and 95.3% in the prior year.  The total number of prescriptions filled for the second quarter was approximately 172 million compared to 164 million for the same period last year.  Prescriptions adjusted to 30 day equivalents were 192 million in the second quarter versus 181 million last year.

Front-end sales increased 3.0% for the current quarter and 5.5% for the first six months and were 36.7% and 35.3% of total sales, respectively.  In comparison, prior year front end sales increased 5.7% and 6.4% and comprised 36.8% and 35.5% of total sales.  The increase is due in part to new store openings and increased sales dollars related to non-prescription drugs, convenience foods and personal care products.  Comparable drugstore front-end sales decreased 1.6% for the current quarter and increased 0.3% year to date compared to the prior year, which decreased 1.2% for the quarter and 0.7% year to date.  The decrease in comparable front end sales in the quarter was attributed to household, seasonal and beauty products.  Also impacting comparable front-end sales in the quarter was a decrease in flu-related incidents which led to lower demand for cough/cold/flu related products compared to the prior year’s quarter.  The increase in year to date comparable front-end sales was primarily due to non-prescription drugs and convenience foods.

Gross margin as a percent of sales was 28.8% in the current quarter and 28.3% for the first six months compared to 28.3% and 28.0% last year.  Overall margins in the quarter were positively impacted by higher front-end margins due to product mix and improved seasonal margins due to decreased markdown activity.  Also, a lower provision for LIFO and lower restructuring and restructuring related costs benefitted margins in the quarter.  Retail pharmacy margins in the quarter had no impact on gross margin.  Overall margins for the six month period were positively impacted by an improvement in retail pharmacy margins, which were favorably influenced by generic drug sales and higher year over year seasonal flu shot vaccinations, but to a lesser extent negatively influenced by lower market driven reimbursements.  Additionally, higher front-end margins due to product mix and a lower provision for LIFO also positively impacted margins.  This was partially offset by higher restructuring and restructuring related costs.

We use the LIFO method of inventory valuation, which can only be determined annually when inflation rates and inventory levels are finalized; therefore, LIFO inventory costs for the interim financial statements are estimated.  Cost of sales included a LIFO provision of $27 million and $61 million for the quarter and six month period ended February 28, 2010 versus $49 million and $92 million a year ago.  Our estimated annual inflation rate was 1.50% for the quarter and six month period compared to 2.25% in the prior year’s periods.  The decrease is attributed to lower anticipated inflation for non-prescription drugs.

Selling, general and administrative expenses as a percentage of sales were 22.4% for the second quarter and 22.7% for the first six months compared to 22.0% and 22.6% a year ago.  As a percentage of sales, the current quarter increase was due to higher occupancy, store level salaries, insurance and other miscellaneous expenses partially offset by lower restructuring and restructuring related costs and advertising expense.  The increase for the six months, as a percentage of sales was attributed to higher expense for insurance, occupancy and employee benefit plans partially offset by lower restructuring and restructuring related costs and advertising expense.  Also positively impacting selling, general and administrative expenses was incremental savings from our restructuring activities in the quarter and year to date periods.

Selling, general and administrative expenses increased 5.1% in the second quarter and 6.2% for the six month period ended February 28, 2010 compared to 8.1% and 8.6% a year ago primarily due to new stores.  The decrease in the rate of growth as compared to the prior periods was due to savings from our restructuring activities, primarily in store related salary and expense and lower restructuring and restructuring related expenses.

Interest was a net expense of $22 million in the quarter and $43 million year to date compared to $20 million and $35 million for the prior quarter and year to date, respectively.  The increase in interest expense is primarily attributed to the issuance of long-term debt.  The current year’s interest expense is net of $3 million in the quarter and $5 million year to date, which was capitalized to construction projects, versus $4 million and $9 million year to date capitalized last year.

The effective tax rate was 37.0% for the current quarter compared to 36.7% in the prior year’s quarter.   The increase in rate is primarily attributable to state tax matters.  For the six month period the effective tax rate was 37.0% in both periods.  In conjunction with the Patient Care Act, one provision of which repealed the tax benefit for the Medicare Part D subsidy for retiree benefits, we anticipate recording a charge of approximately $40 million to deferred taxes in the third quarter of fiscal 2010.

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

The determination of the fair value of the reporting units and the allocation of that value to individual assets and liabilities within those reporting units requires us to make significant estimates and assumptions.  These estimates and assumptions primarily include, but are not limited to: the selection of appropriate peer group companies; control premiums appropriate for acquisitions in the industries in which we compete; the discount rate; terminal growth rates; and forecasts of revenue, operating income, depreciation and amortization and capital expenditures.  The allocation requires several analyses to determine fair value of assets and liabilities including, among other things, purchased prescription files, customer relationships and trade names.  Although we believe our estimates of fair value are reasonable, actual financial results could differ from those estimates due to the inherent uncertainty involved in making such estimates.  Changes in assumptions concerning future financial results or other underlying assumptions could have a significant impact on either the fair value of the reporting units, the amount of the goodwill impairment charge, or both.  We also compared the sum of the estimated fair values of the reporting units to the Company’s total value as implied by the market value of the Company’s equity and debt securities. This comparison indicated that, in total, our assumptions and estimates were reasonable.  However, future declines in the overall market value of the Company’s equity and debt securities may indicate that the fair value of one or more reporting units has declined below its carrying value.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $2,501 million at February 28, 2010, compared to $909 million at February 28, 2009.  Short-term investment objectives are to minimize risk, maintain liquidity and maximize after-tax yields.  To attain these objectives, investment limits are placed on the amount, type and issuer of securities.  Investments are principally in U.S. Treasury market funds and Treasury Bills.

Net cash provided by operating activities for the six months ended February 28, 2010 improved $23 million to $1,763 million compared to $1,740 million a year ago.  Net earnings positively impacted cash flow from operations.  This was partially offset by a decrease in cash flows from working capital.  For the six months ended February 28, 2010, working capital was a use of cash of $5 million as compared to the prior year where working capital improvements generated $157 million of cash flows.  Cash provided by operations is the principal source of funds for expansion, acquisitions, remodeling programs, dividends to shareholders and stock repurchases.  In fiscal 2009 we supplemented cash provided by operations with long-term debt.

Net cash used for investing activities was $721 million versus $1,896 million last year.  In the current year, we invested $1,200 million in short-term Treasury Bills and $1,100 million matured.  Last year, we invested $1,150 million in short-term Treasury Bills and $500 million matured.  Additions to property and equipment were $524 million compared to $1,092 million last year.  During the first six months we added a total of 233 locations (184 net) compared to 303 last year (239 net).  There were 47 owned locations added during the first six months and 73 under construction at February 28, 2010 versus 88 owned locations added and 71 under construction last year.

	Drugstores	Worksites	Home Care	Specialty Pharmacy	Mail Service	Total
August 31, 2009	6,997	377	105	15	2	7,496
New/Relocated	200	17	2	-	-	219
Acquired	13	-	1	-	-	14
Closed/Replaced	(30)	(13)	(5)	(1)	-	(49)
February 28, 2010	7,180	381	103	14	2	7,680

Business acquisitions this year were $116 million versus $183 million in the prior year.  Business acquisitions in the current and prior year were primarily prescription files.  On February 17, 2010 the Company announced a definitive agreement under which it will acquire Duane Reade from affiliates of Oak Hill Capital Partners in a cash transaction for a total enterprise value of $1,075 million, which includes the assumption of debt.  The transaction is subject to customary conditions, including receiving regulatory approvals, and would include all 257 Duane Reade stores located in the New York City metropolitan area, as well as the corporate office and two distribution centers.  The transaction is expected to be financed with cash on hand.

Capital expenditures throughout fiscal 2010 are expected to be $1.4 billion, excluding business acquisitions and prescription file purchases.  We expect new drugstore organic growth of between 4.5 percent and 5.0 percent in fiscal 2010 and between 2.5 percent and 3.0 percent in 2011.  In the first six months, we added a total of 233 locations, of which 213 were new, relocated or acquired drugstores, with a net gain of 183 drugstores after relocations and closings. We are continuing to relocate stores to more convenient and profitable freestanding locations.  In addition to stores, expenditures are planned for distribution centers and technology.

Net cash used for financing activities was $628 million compared to the prior year where financing activities provided net cash of $622 million.  There were no borrowings or payments of debt in the current fiscal year compared to net proceeds of $917 million a year ago.  On October 14, 2009, our Board of Directors approved a long-term capital policy.  Our long-term capital policy is to maintain a strong balance sheet and financial flexibility; reinvest in our core strategies; invest in strategic opportunities that reinforce our core strategies and meet return requirements; and return surplus cash flow to shareholders in the form of dividends and share repurchases over the long term.  In connection with our capital policy, our Board of Directors authorized a new stock repurchase program (“2009 repurchase program”) and set a long-term dividend payout ratio target between 30 and 35 percent.  The 2009 repurchase program allows for the repurchase of up to $2,000 million of the Company’s common stock prior to its expiration on December 31, 2013.  Shares totaling $384 million were purchased in conjunction with the 2009 repurchase program during the first six months.  In addition, we will continue to repurchase shares to support the needs of the employee stock plans.  Shares totaling $63 million were purchased to support the needs of the employee stock plans during the current period as compared to $140 million a year ago.  In the first six months of the current year, we had proceeds related to employee stock plans of $102 million versus $77 million for the same period last year.  Cash dividends paid were $272 million during the first six months versus $223 million for the same period a year ago.

We had no commercial paper outstanding at February 28, 2010.  In connection with our commercial paper program, we maintain two unsecured backup syndicated lines of credit that total $1,200 million.  The first $600 million facility expires on August 9, 2010, and allows for the issuance of up to $400 million in letters of credit, which reduce the amount available for borrowing.  The second $600 million facility expires on August 12, 2012.  Our ability to access these facilities is subject to our compliance with the terms and conditions of the credit facilities, including financial covenants.  The covenants require us to maintain certain financial ratios related to minimum net worth and priority debt, along with limitations on the sale of assets and purchases of investments.  As of February 28, 2010, we were in compliance with all such covenants.  The Company pays a facility fee to the financing bank to keep these lines of credit active.  As of February 28, 2010, there was $191 million in letters of credit issued against these credit facilities.  We do not expect borrowings under these facilities, together with our outstanding commercial paper, to exceed $1,200 million.

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

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The following table lists our contractual obligations and commitments as of February 28, 2010:

	Payments Due by Period (In millions)
	Total	Less than 1 Year	1-3 Years	3-5 Years	Over 5 Years
Operating leases (1)	$34,478	$2,045	$4,170	$4,033	$24,230
Purchase obligations (2):
Open inventory purchase orders	1,179	1,179	-	-	-
Real estate development	465	292	144	29	-
Other corporate obligations	1,482	1,322	97	37	26
Long-term debt*(3)	2,350	4	4	1,310	1,032
Interest payment on long-term debt	694	114	232	136	212
Insurance*	570	193	131	105	141
Retiree health*	341	10	23	28	280
Closed location obligations*	103	25	29	17	32
Capital lease obligations *(1)	55	3	4	4	44
Other long-term liabilities reflected on the balance sheet*(4)	700	48	131	118	403
Total	$42,417	$5,235	$4,965	$5,817	$26,400
* Recorded on balance sheet.

(1)
Amounts for operating leases and capital leases do not include certain operating expenses under the leases such as common area maintenance, insurance and real estate taxes.  These expenses for the Company's most recent fiscal year were $335 million.

(2)	The purchase obligations include agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including open purchase orders.
(3)	Total long-term debt on the Consolidated Condensed Balance Sheet includes a $9 million fair market value adjustment and $8 million of unamortized discount.
(4)	Includes $67 million ($23 million due in 1-3 years, $26 million due in 3-5 years and $18 million due in over 5 years) of unrecognized tax benefits recorded under ASC topic 740.

OFF-BALANCE SHEET ARRANGEMENTS

Letters of credit are issued to support purchase obligations and commitments (as reflected on the Contractual Obligations and Commitments table) as follows (In millions):

Insurance	$231
Inventory obligations	52
Real estate development	13
Other	8
Total	$304

At February 28, 2010, $191 million of insurance letters of credit were issued under the provisions of our $600 million credit facility that expires on August 9, 2010.

We have no off-balance sheet arrangements other than those disclosed on the Contractual Obligations and Commitments table and a credit agreement guaranty on behalf of SureScripts-RxHub, LLC.  This agreement is described more fully in Note 13 in the Notes to Consolidated Condensed Financial Statements.

Both on-balance sheet and off balance-sheet financing alternatives are considered when pursuing our capital structure and capital allocation objectives.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the Financial Accounting Standards Board (FASB) issued ASC topic 810 (formerly SFAS No. 167, Amendments to FASB Interpretation No. 46(R)), which amends the consolidation guidance applicable to variable interest entities. The amendments will significantly affect the overall consolidation analysis under ASC topic 810. The application of the new provisions under this topic, which will be effective for the first quarter of fiscal 2011, is not expected to have a material impact on our consolidated financial position or results of operations.

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

Item 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

In January 2010, we entered into two interest rate swap transactions converting our $1,300 million 4.875% fixed rate notes to a floating interest rate tied to the six month LIBOR in arrears plus a constant spread.  These financial instruments are sensitive to changes in interest rates.  On February 28, 2010, we had $1,050 million in long-term debt obligations that had fixed interest rates.  A one percentage point increase or decrease in interest rates would increase or decrease the annual interest expense we recognize and the cash we pay for interest expense by approximately $13 million.

Item 4.  CONTROLS AND PROCEDURES

Based on their evaluation as of February 28, 2010, pursuant to Exchange Act Rule 13a-15(b), the Company's management, including its Chief Executive Officer and Chief Financial Officer, has concluded that the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e)) are effective.

In connection with the evaluation pursuant to Exchange Act Rule 13a-15(d) of the Company's internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) by the Company's management, including its Chief Executive Officer and Chief Financial Officer, no changes during the quarter ended February 28, 2010 were identified that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

During the current quarter we signed an agreement to outsource select accounting transaction-processing activities.  This is part of an ongoing initiative to transform our accounting organization to a new model which includes shared services and multiple centers of excellence.  The Company's management has concluded that the outsourcing agreement has not materially affected, and is not reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

The information in response to this item is incorporated herein by reference to Note 13 of the Consolidated Condensed Financial Statements of this Quarterly Report.

Item 1A. RISK FACTORS

Reductions in third-party reimbursement levels, from private or government plans, for prescription drugs could reduce our margin on pharmacy sales and could have a significant effect on our retail drugstore profits.

The continued efforts of health maintenance organizations, managed care organizations, pharmacy benefit management companies, government entities, and other third-party payors to reduce prescription drug costs and pharmacy reimbursement rates, as well as litigation relating to how drugs are priced, may impact our profitability.  In addition, some of these entities may offer pricing terms that we may not be willing to accept or otherwise restrict our participation in their networks of pharmacy providers.  Certain provisions of the Deficit Reduction Act of 2005 (the DRA) sought to reduce federal spending by altering the Medicaid reimbursement formula for multi-source (i.e., generic) drugs (AMP).  Those reductions did not go into effect.  The Patient Protection and Affordable Care Act signed into law on March 23, 2010 (the Patient Care Act) enacted a modified reimbursement formula for multi-source drugs.  The modified formula, when implemented, is expected to reduce Medicaid reimbursements.  In conjunction with a recently approved class action settlement with two entities that publish the average wholesale price (AWP) of pharmaceuticals, the methodology used to calculate the AWP, a pricing reference widely used in the pharmacy industry, reduced the AWP for many brand-name prescription drugs effective September 26, 2009.  The company has reached understandings with most of its third party payors to adjust reimbursements to correct for this change in methodology, but state Medicaid programs that utilize AWP as a pricing reference have not taken action to make similar adjustments, which is expected to result in reduced Medicaid reimbursement levels in fiscal 2010.  Reduced reimbursement rates could adversely affect our revenues and profits.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)
The following table provides information about purchases by the Company during the quarter ended February 28, 2010 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced $2,000 Million Stock Repurchase Program (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the $2,000 Million Stock Repurchase Program (2)
12/1/2009 – 12/31/2009	-	-	-	$1,850,000,169
1/1/2010 - 1/31/2010	3,895,400	$36.63	3,416,800	$1,725,000,446
2/1/2010 - 2/28/2010	3,631,400	$34.42	3,631,400	$1,600,002,381
Total	7,526,800	$35.56	7,048,200	$1,600,002,381

(1)
The Company purchased 478,600 shares of its common stock in open-market transactions to satisfy the requirements of the Company's employee stock purchase and option plans, as well as the Company's Nonemployee Director Stock Plan.

(2)
On October 14, 2009, the Board of Directors authorized a new stock repurchase program (“2009 repurchase program”) which replaced the 2007 repurchase program. The 2009 repurchase program allows for the repurchase of up to $2,000 million of the Company’s common stock prior to its expiration on December 31, 2013. The total remaining authorization under the repurchase program is $1,600 million as of February 28, 2010.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Shareholders on January 13, 2010.  At the Annual Meeting, the shareholders voted on the following proposals:

1.  The shareholders voted for election of the following directors to serve until the next annual meeting or until their successors are elected and qualified:

	Votes For	Votes Withheld

Steven A. Davis	679,938,746	7,547,995
William C. Foote	638,719,508	48,767,234
Mark P. Frissora	680,465,719	7,021,022
Alan G. McNally	676,131,140	11,355,601
Nancy M. Schlichting	647,174,974	40,311,767
David Y. Schwartz	675,960,726	11,526,015
Alejandro Silva	675,825,323	11,661,418
James A. Skinner	635,815,876	51,670,866
Gregory D. Wasson	680,134,706	7,352,035

There were 161,499,251 broker non-votes on this proposal.

2.  The proposal to ratify the appointment of Deloitte & Touche LLP as the Company’s independent registered public accounting firm was approved by a vote of 827,824,640 for, 17,527,091 against and 3,634,260 abstentions.

3.  The proposal to amend and restate the Walgreen Co. Executive Stock Option Plan was approved by a vote of 608,877,747 for, 72,324,681 against, 6,280,850 abstentions and 161,502,713 broker non-votes.

4.  The shareholder proposal on a policy to change each voting requirement in the Company’s charter and by-laws to a simple majority vote was approved by a vote of 506,066,926 for, 175,395,390 against, 6,011,077 abstentions and 161,512,598 broker non-votes.

5.  The shareholder proposal on a policy that a significant portion of future stock option grants to senior executives should be performance-based was not approved.  There were 292,254,821 votes for, 380,969,102 votes against, 14,255,402 abstentions and 161,506,666 broker non-votes.

6.  The shareholder proposal on a written report on charitable donations was not approved.  There were 42,464,856 votes for, 525,104,331 votes against, 119,911,473 abstentions and 161,505,331 broker non-votes.

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

10.1	Walgreen Co. Profit-Sharing Restoration Plan Amendment No. 2 (effective January 1, 2010).

12	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WALGREEN CO.
(Registrant)

Dated: 3/29/10	/s/ W.D. Miquelon
W.D. Miquelon
Executive Vice President
(Chief Financial Officer)

Dated: 3/29/10	/s/ M.M. Scholz
M.M. Scholz
Controller
(Chief Accounting Officer)