Form 10-Q
period 2010-06-23
WALGREEN CO
filed 2010-06-28
CIK 104207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED MAY 31, 2010

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
Yes ☐ No ☑

The number of shares outstanding of the registrant's Common Stock, $.078125 par value, as of May 31, 2010 was 973,178,093.

WALGREEN CO.

FORM 10-Q FOR THE QUARTER ENDED MAY 31, 2010

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

The consolidated condensed financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  The Consolidated Condensed Balance Sheets as of May 31, 2010, August 31, 2009 and May 31, 2009, the Consolidated Condensed Statements of Earnings for the three and nine months ended May 31, 2010 and 2009, and the Consolidated Condensed Statements of Cash Flows for the nine months ended May 31, 2010 and 2009, have been prepared without audit.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  It is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K.

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

WALGREEN CO. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(UNAUDITED)
(In millions, except per share amounts)

	May 31,	August 31,	May 31,
	2010	2009	2009
Assets
Current Assets:
Cash and cash equivalents	$1,712	$2,087	$2,300
Short-term investments	600	500	100
Accounts receivable, net	2,729	2,496	2,797
Inventories	7,110	6,789	6,891
Other current assets	185	177	164
Total Current Assets	12,336	12,049	12,252
Non-Current Assets:
Property and equipment, at cost, less accumulated depreciation and amortization	11,154	10,802	10,595
Goodwill	1,894	1,461	1,463
Other non-current assets	1,323	830	833
Total Non-Current Assets	14,371	13,093	12,891
Total Assets	$26,707	$25,142	$25,143

Liabilities & Shareholders' Equity
Current Liabilities:
Short-term borrowings	$9	$15	$10
Trade accounts payable	4,584	4,308	4,599
Accrued expenses and other liabilities	2,531	2,406	2,312
Income taxes	217	40	52
Total Current Liabilities	7,341	6,769	6,973
Non-Current Liabilities:
Long-term debt	2,359	2,336	2,338
Deferred income taxes	268	265	316
Other non-current liabilities	1,627	1,396	1,329
Total Non-Current Liabilities	4,254	3,997	3,983
Commitments and Contingencies (see Note 13)
Shareholders' Equity:
Preferred stock $.0625 par value; authorized 32 million shares, none issued	-	-	-
Common stock $.078125 par value; authorized 3.2 billion shares; issued 1,025,400,000 at May 31, 2010, August 31, 2009 and May 31, 2009	80	80	80
Paid-in capital	669	605	591
Employee stock loan receivable	(101)	(140)	(155)
Retained earnings	16,543	15,327	15,027
Accumulated other comprehensive income	35	37	59
Treasury stock, at cost; 52,221,907 shares at May 31, 2010, 36,838,610 at August 31, 2009 and 33,019,914 at May 31, 2009	(2,114)	(1,533)	(1,415)
Total Shareholders' Equity	15,112	14,376	14,187
Total Liabilities & Shareholders' Equity	$26,707	$25,142	$25,143

The accompanying Notes to Consolidated Condensed Financial
Statements are an integral part of these Statements.

WALGREEN CO. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
(UNAUDITED)
(In millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	May 31, 2010	May 31, 2009	May 31, 2010	May 31, 2009

Net sales	$17,199	$16,210	$50,550	$47,632
Cost of sales	12,450	11,751	36,366	34,365
Gross Profit	4,749	4,459	14,184	13,267

Selling, general and administrative expenses	3,920	3,613	11,474	10,722
Operating Income	829	846	2,710	2,545

Interest expense, net	24	25	67	60

Earnings Before Income Tax Provision	805	821	2,643	2,485
Income tax provision	342	299	1,022	915
Net Earnings	$463	$522	$1,621	$1,570

Net earnings per common share – basic	$.47	$.53	$1.65	$1.59
Net earnings per common share – diluted	$.47	$.53	$1.64	$1.58

Dividends declared	$.1375	$.1125	$.4125	$.3375

Average shares outstanding	976.4	992.0	984.5	989.6
Dilutive effect of stock options	5.6	1.0	6.1	1.4
Average shares outstanding assuming dilution	982.0	993.0	990.6	991.0

The accompanying Notes to Consolidated Condensed Financial
Statements are an integral part of these Statements.

WALGREEN CO. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In millions)

	Nine Months Ended May 31,
	2010	2009

Cash Flows from Operating Activities:
Net earnings	$1,621	$1,570
Adjustments to reconcile net earnings to net cash provided by operating activities -
Depreciation and amortization	768	741
Deferred income taxes	(19)	253
Stock compensation expense	64	67
Income tax savings from employee stock plans	6	-
Other	28	9
Changes in operating assets and liabilities -
Accounts receivable, net	(139)	(298)
Inventories	(37)	426
Other assets	41	-
Trade accounts payable	163	303
Accrued expenses and other liabilities	64	55
Income taxes	139	116
Other non-current liabilities	120	17
Net cash provided by operating activities	2,819	3,259

Cash Flows from Investing Activities:
Purchases of short-term investments held to maturity	(2,400)	(1,400)
Proceeds from sale of short-term investments held to maturity	2,300	1,300
Additions to property and equipment	(786)	(1,534)
Proceeds from sale of assets	29	35
Business and intangible asset acquisitions, net of cash received	(764)	(348)
Other	(31)	11
Net cash used for investing activities	(1,652)	(1,936)

Cash Flows from Financing Activities:
Net payments from short-term borrowings	-	(70)
Net proceeds from issuance of long-term debt	-	987
Payments of debt	(576)	-
Stock purchases	(754)	(140)
Proceeds related to employee stock plans	206	106
Cash dividends paid	(407)	(334)
Other	(11)	(15)
Net cash (used for) provided by financing activities	(1,542)	534

Changes in Cash and Cash Equivalents:
Net (decrease) increase in cash and cash equivalents	(375)	1,857
Cash and cash equivalents at September 1	2,087	443
Cash and cash equivalents at May 31	$1,712	$2,300

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

We have recorded the following pre-tax charges associated with our restructuring initiatives within the Consolidated Condensed Statements of Earnings (In millions):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2010	2009	2010	2009
Severance and other benefits	$3	$6	$15	$65
Project cancellation settlements	-	8	-	8
Inventory charges	-	33	19	44
Restructuring expense	3	47	34	117
Consulting	10	20	34	57
Restructuring and restructuring related expenses	$13	$67	$68	$174

Cost of sales	$-	$33	$19	$44
Selling, general and administrative expenses	13	34	49	130
	$13	$67	$68	$174

Severance and other benefits include the charges associated with employees who were separated from the Company.  In the current fiscal year, 179 employees have been separated from the Company.  Since inception, a total of 876 employees have been separated from the Company as a result of these initiatives.

Inventory charges relate to on-hand inventory that has been reduced from cost to a selling price below cost.

Additionally, as a part of our Customer Centric Retailing (CCR) initiative, we are enhancing the store format to ensure we have the proper assortments, better category layouts and adjacencies, better shelf height and sight lines and brand and private brand layout, all of which are designed to positively enhance the shopper experience and increase customer frequency and purchase size.  This format will be rolled out to approximately 5,500 to 6,000 existing stores.  As of May 31, 2010, in total, we have remodeled 915 stores and plan to enhance approximately 500 stores in the next three months of fiscal 2010, with the remaining store remodels during fiscal 2011 and 2012.  Although we will continue to refine our estimates as the rollout progresses, based on our experience with the first 915 stores, we expect the total cost, which includes both selling, general and administrative expenses and capital, to be $40 thousand to $55 thousand per store.  For the three months ended May 31, 2010, we incurred $29 million in total program costs, of which $20 million was included in selling, general and administrative expenses and $9 million in capital costs.  For the nine months ended May 31, 2010, we incurred $41 million in total program costs, of which $28 million was included in selling, general and administrative expenses and $13 million in capital costs.

We have recorded the following balances in accrued expenses and other liabilities on our Consolidated Condensed Balance Sheets (In millions):

	August 31, 2009 Reserve Balance	Charges	Cash Payments	May 31, 2010 Reserve Balance
Severance and other benefits	$4	$17	$(21)	$-

(3) Short-term investments at May 31, 2010, include Treasury Bills totaling $600 million maturing in June and July 2010.  The interest rate on the Treasury Bills is less than one percent.  The investments are held to maturity and recorded at cost in accordance with ASC topic 320 (formerly SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities).  The fair value of the Treasury Bills at May 31, 2010, approximated cost.

(4) Inventories are valued on a lower of last-in, first-out (LIFO) cost or market basis.  At May 31, 2010, August 31, 2009 and May 31, 2009, inventories would have been greater by $1,318 million, $1,239 million and $1,191 million respectively, if they had been valued on a lower of first-in, first-out (FIFO) cost or market basis.  LIFO inventory costs can only be determined annually when inflation rates and inventory levels are finalized; therefore, LIFO inventory costs for interim financial statements are estimated. Inventory includes product cost, inbound freight, warehousing costs and vendor allowances not included as a reduction of advertising expense.

(5) The Company provides for future costs related to closed locations.  The liability is based on the present value of future rent obligations and other related costs (net of estimated sublease rent) to the first lease option date.  During the three and nine month periods ended May 31, 2010, the Company recorded charges of $11 million and $35 million for facilities that were closed or relocated under long-term leases.  This compares to $22 million and $43 million for the three and nine month periods ended May 31, 2009, respectively.

The changes in reserve for facility closings and related lease termination charges include the following (In millions):

	Nine Months Ended May 31
	2010	2009
Balance – beginning of period	$99	$69
Provision for present value of non-cancellable lease payments of closed facilities	27	26
Assumptions about future sublease income, terminations, and changes in interest rates	(9)	2
Interest accretion	17	15
Cash payments, net of sublease income	(32)	(27)
Reserve acquired through acquisitions	7	-
Balance – end of period	$109	$85

(6) The principal retirement plan for employees is the Walgreen Profit-Sharing Retirement Trust to which both the Company and participating employees contribute.  The Company's contribution, which has historically related to pre-tax income and a portion of which is in the form of a guaranteed match, is determined annually at the discretion of the Board of Directors.  The profit-sharing provision was $72 million for the current quarter and $235 million for the nine month period compared to $73 million and $221 million in the same periods last year.  The Company’s contributions, which are made annually in the second quarter, were $293 million during the nine month period ended May 31, 2010.  This compares to $301 million for the prior year.

(7) The Company granted 119,620 and 7,546,259 stock options under the Walgreen Co. Executive Stock Option Plan and the Walgreen Co. Stock Purchase/Option Plan (Share Walgreens) for the quarter and nine month period ended May 31, 2010.  This compares to 234,716 and 16,906,061 stock options granted in the quarter and nine month period ended May 31 under the plans last year.  Total stock-based compensation expense was $20 million for the quarter and $64 million for the nine month period ended May 31, 2010 compared to $19 million and $67 million for the same periods last year.  In accordance with ASC topic 718 (formerly SFAS No. 123(R), Share-Based Payment), compensation expense is recognized on a straight-line basis over the employee's vesting period or to the employee's retirement eligible date, if earlier.  There was no fully recognized retiree eligible expense recorded in the quarter and $6 million recorded for the first nine months.  This compares to $1 million of fully recognized retiree eligible expense for the quarter and $15 million for the nine month period ended May 31, 2009.  Therefore, compensation expense for the quarter and nine month periods are not representative of compensation expense for the entire fiscal year.  There have been no material changes in the assumptions used to compute compensation expense during the current quarter.

The Company granted 12,752 and 700,187 restricted stock units under the Walgreen Co. Restricted Stock Unit Award Program for the quarter and nine months ended May 31, 2010 compared to 15,423 and 514,470 in the same periods last year.  The Company also granted 9,759 and 629,082 performance shares under the Walgreen Co. Performance Share Program for the quarter and nine months ended May 31, 2010 versus 17,443 and 546,096 shares in the same periods last year.  In accordance with ASC topic 718, compensation expense is recognized on a straight line basis based on a three year cliff vesting schedule for the Restricted Stock Unit Award Program and straight line over a three year performance period for the Performance Share Program.  For the quarter and nine month period ended May 31, 2010 the Company recognized $6 million and $16 million of expense related to these plans, respectively.  In the same periods last year, the Company recognized $3 million and $13 million.

(8) The dilutive effect of outstanding stock options on earnings per share is calculated using the treasury stock method.  Stock options are anti-dilutive and excluded from the earnings per share calculation if the exercise price exceeds the average market price of the common shares for the periods presented.  At May 31, 2010 and 2009, outstanding options to purchase common shares of 25,196,994 and 49,354,716, respectively were excluded from the calculation.

(9) The Company provides certain health insurance benefits for retired employees who meet eligibility requirements, including age, years of service and date of hire.  The costs of these benefits are accrued over the service life of the employee. The Company's postretirement health benefit plans are not funded.

	Three Months Ended May 31,		Nine Months Ended May 31,
Components of Net Periodic Benefit Costs (In millions):	2010	2009	2010	2009
Service cost	$3	$3	$9	$10
Interest cost	5	7	15	20
Amortization of actuarial loss	2	1	6	3
Amortization of prior service cost	(3)	(1)	(9)	(3)
Special retirement benefit	-	-	-	4
Curtailment gain	-	(16)	-	(16)
Total postretirement benefit cost	$7	$(6)	$21	$18

In May 2009, we amended the Company’s postretirement health benefit plans to change eligibility requirements.  As a result of this amendment we recognized curtailment income of $16 million for the quarter ended May 31, 2009.

Additionally in the second quarter of fiscal 2009, the Company recognized a special retirement benefit expense of $4 million related to accelerating eligibility for certain employees who elected special early retirement as a part of our initiative to increase shareholder value.

(10) Short-term borrowings and long-term debt consists of the following at May 31, 2010, August 31, 2009 and May 31, 2009 (In millions):

	May 31, 2010	August 31, 2009	May 31, 2009
Short-Term Borrowings -
Current maturities of loans assumed through the purchase of land, buildings and equipment; various interest rates from 5.00% to 8.75%; various maturities from 2010 to 2035	$4	$10	$5
Other	5	5	5
Total short-term borrowings	$9	$15	$10

Long-Term Debt -
4.875% unsecured notes due 2013 net of unamortized discount and interest rate swap fair market value adjustment (see Note 11)	$1,318	$1,294	$1,296
5.250% unsecured notes due 2019 net of unamortized discount	995	995	995
Loans assumed through the purchase of land, buildings and equipment; various interest rates from 5.00% to 8.75%; various maturities from 2010 to 2035	50	57	52
	2,363	2,346	2,343
Less current maturities	(4)	(10)	(5)
Total-long term debt	$2,359	$2,336	$2,338

Short-term borrowings under the Company’s commercial paper program had the following characteristics (In millions):

	May 31, 2010	August 31, 2009	May 31, 2009
Balance outstanding at end of period	$-	$-	$-
Maximum outstanding at any month-end	-	1,068	1,068
Average daily short-term borrowings	-	272	364
Weighted-average interest rate	-	1.51%	1.97%

We had no commercial paper outstanding at May 31, 2010.  In connection with our commercial paper program, we maintain two unsecured backup syndicated lines of credit that total $1,200 million.  The first $600 million facility expires on August 9, 2010, and allows for the issuance of up to $400 million in letters of credit, which reduces the amount available for borrowing.  The second $600 million facility expires on August 12, 2012.  Our ability to access these facilities is subject to our compliance with the terms and conditions of the credit facilities, including financial covenants.  The covenants require us to maintain certain financial ratios related to minimum net worth and priority debt, along with limitations on the sale of assets and purchases of investments.  As of May 31, 2010, we were in compliance with all such covenants.  The Company pays a facility fee to the financing banks to keep these lines of credit active.  As of May 31, 2010, there was $194 million in letters of credit issued against these credit facilities.  We do not expect borrowings under these facilities, together with our outstanding commercial paper, to exceed $1,200 million.

On July 17, 2008, we issued notes totaling $1,300 million bearing an interest rate of 4.875% paid semiannually in arrears on February 1 and August 1 of each year, beginning on February 1, 2009. The notes will mature on August 1, 2013. We may redeem the notes, at any time in whole or from time to time in part, at our option at a redemption price equal to the greater of: (1) 100% of the principal amount of the notes to be redeemed; or (2) the sum of the present values of the remaining scheduled payments of principal and interest thereon (not including any portion of such payments of interest accrued as of the date of redemption), discounted to the date of redemption on a semiannual basis (assuming a 360-day year consisting of twelve 30-day months) at the Treasury Rate, plus 30 basis points, plus accrued interest on the notes to be redeemed to, but excluding, the date of redemption.  If a change of control triggering event occurs, unless we have exercised our option to redeem the notes, we will be required to offer to repurchase the notes at a purchase price equal to 101% of the principal amount of the notes plus accrued and unpaid interest to the date of redemption.  The notes are unsecured senior debt obligations and rank equally with all other unsecured senior indebtedness of the Company. The notes are not convertible or exchangeable.  Total issuance costs relating to this offering were $9 million, which included $8 million in underwriting fees.  The fair value of the notes as of May 31, 2010, was $1,438 million.  Fair value for these notes was determined based upon discounted future cash flows using available market data.

On January 13, 2009, we issued notes totaling $1,000 million bearing an interest rate of 5.25% paid semiannually in arrears on January 15 and July 15 of each year, beginning on July 15, 2009. The notes will mature on January 15, 2019. We may redeem the notes, at any time in whole or from time to time in part, at our option at a redemption price equal to the greater of: (1) 100% of the principal amount of the notes to be redeemed; or (2) the sum of the present values of the remaining scheduled payments of principal and interest thereon (not including any portion of such payments of interest accrued as of the date of redemption), discounted to the date of redemption on a semiannual basis (assuming a 360-day year consisting of twelve 30-day months) at the Treasury Rate, plus 45 basis points, plus accrued interest on the notes to be redeemed to, but excluding, the date of redemption.  If a change of control triggering event occurs, unless we have exercised our option to redeem the notes, we will be required to offer to repurchase the notes at a purchase price equal to 101% of the principal amount of the notes plus accrued and unpaid interest to the date of redemption.  The notes are unsecured senior debt obligations and rank equally with all other unsecured senior indebtedness of the Company. The notes are not convertible or exchangeable.  Total issuance costs relating to this offering were $8 million, which included $7 million in underwriting fees.  The fair value of the notes as of May 31, 2010, was $1,116 million.  Fair value for these notes was determined based upon discounted future cash flows using available market data.

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

On January 27, 2010, we terminated all of our existing one month future LIBOR swaps.  Upon termination, we received payment from our counterparty which consisted of accrued interest and an amount representing the fair value of our swaps.  The related fair value benefit attributed to our debt will be amortized over the life of the debt.  We then entered into six month LIBOR in arrears swaps with two counterparties.  As of May 31, 2010, we had net unamortized fair value benefit attributed to our debt of $21 million.

The notional amounts of derivative instruments outstanding as of May 31, 2010, were as follows (In millions):

Notional Amount
Derivatives designated as hedges:
Interest rate swaps	$1,300

The changes in fair value of the notes attributable to the hedged risk are included in long-term debt on our Consolidated Condensed Balance Sheets (see Note 10), and amortized through maturity.

The fair value and balance sheet presentation of derivative instruments as of May 31, 2010, were as follows (In millions):

	Location in Consolidated Condensed Balance Sheet	Fair Value
Asset derivatives designated as hedges:
Interest rate swaps	Other non-current assets	$12

Gains and losses on derivative instruments are recorded in interest expense on our consolidated condensed statement of earnings.  The amount recorded for the quarter ended May 31, 2010, was a gain of $1 million.

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

Level 1 -	Quoted prices in active markets that are accessible at the measurement date for identical assets and liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.
Level 2 -	Observable inputs other than quoted prices in active markets.
Level 3 -	Unobservable inputs for which there is little or no market data available. The fair value hierarchy gives the lowest priority to Level 3 inputs.

Assets and liabilities measured at fair value on a recurring basis were as follows (In millions):

	May 31, 2010	Level 1	Level 2	Level 3
Assets:
Interest rate swaps	$12	-	$12	-

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

The Company guarantees a credit agreement on behalf of SureScripts-RxHub, LLC, which provides electronic prescription data services.  This credit agreement, for which SureScripts-RxHub, LLC is primarily liable, has an expiration date of June 30, 2011.  The liability was $10 million at May 31, 2010, August 31, 2009 and May 31, 2009.  The maximum amount of future payments that could be required under the guaranty is $25 million, of which $13 million may be recoverable from another guarantor.  In addition, under certain circumstances the Company may be required to provide an additional guarantee of up to $10 million, of which $8 million may be recoverable from other guarantors.  This guarantee arose as a result of a business decision between parties to ensure that the operations of SureScripts-RxHub, LLC would have additional support to access financing.  Should SureScripts-RxHub, LLC default or become unable to pay its debts, the Company would be required to fulfill its portion of this guarantee.

(14)  On April 9, 2010, the Company completed the stock acquisition of Duane Reade Holdings, Inc., and Duane Reade Shareholders, LLC, (Duane Reade) which consisted of 258 Duane Reade stores located in the New York City metropolitan area, as well as the corporate office and two distribution centers.  Total purchase price was $1,075 million, which included the assumption of debt.  The Company’s operating statements include Duane Reade’s' results since the date of acquisition, which were immaterial. This acquisition will increase the Company’s presence in the New York metropolitan area.

The preliminary allocation of the purchase price of Duane Reade was accounted for under the purchase method of accounting with the Company as the acquirer in accordance with ASC Topic 805, Business Combinations.  Goodwill, none of which is deductible for tax purposes, and other intangible assets recorded in connection with the acquisition totaled $409 million and $474 million, respectively.  Goodwill consists of expected purchasing synergies, consolidation of operations and reductions in selling, general and administrative expenses.  Intangible assets consist of $291 million of favorable lease interests (10 year weighted average useful life), $115 million in customer relationships (10 year useful life), $46 million in trade name (5 year useful life) and $22 million in other intangible assets (3 year weighted average useful life).

The following table summarizes the allocation of the purchase price to the estimated fair value of the assets acquired and liabilities assumed as of the acquisition date, April 9, 2010.  Assets acquired and liabilities assumed in the transaction were recorded at their acquisition date fair values while transaction costs associated with the acquisition were expensed as incurred.  The Company’s allocation was based on an evaluation of the appropriate fair values and represented management’s best estimate based on available data.  The final purchase accounting has not yet been completed.

The preliminary estimated fair values of assets acquired and liabilities assumed on April 9, 2010 are as follows (In millions):

Cash	$6
Accounts receivable	52
Inventory	240
Other current assets	23
Property and equipment	248
Other non-current assets	4
Intangible assets	474
Goodwill	409
Total assets acquired	1,456
Liabilities assumed	316
Debt assumed	574
Net assets acquired	$566

We assumed federal net operating losses of $261 million and state net operating losses of $252 million, both which begin to expire in 2018, in conjunction with the Duane Reade acquisition.

The unaudited condensed pro forma consolidated statements of income for 2010 and 2009 (assuming the acquisition of Duane Reade as of the beginning of each fiscal period) are as follows (In millions, except per share amounts):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2010	2009	2010	2009
Net sales	$17,459	$16,681	$51,733	$49,001
Net earnings	463	525	1,613	1,564
Net earnings per common share:
Basic	.47	.53	1.64	1.58
Diluted	.47	.53	1.63	1.58

These pro forma statements have been prepared for comparative purposes only and are not intended to be indicative of what the Company's results would have been had the acquisition occurred at the beginning of the periods presented or the results which may occur in the future.

The aggregate purchase price of all business acquisitions, excluding Duane Reade, was $204 million for the nine month period ended May 31, 2010.  These acquisitions added $34 million to goodwill and $144 million to intangible assets, primarily prescription files.  The remaining fair value relates to immaterial amounts of tangible assets, less liabilities assumed.  Operating results of the businesses acquired have been included in the consolidated statements of earnings from their respective acquisition dates forward.  Pro forma results of the Company, assuming all of the acquisitions had occurred at the beginning of each period presented, would not be materially different from the results reported.

 (15) We have recorded the following depreciation and amortization expense in the Consolidated Condensed Statements of Earnings (In millions):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2010	2009	2010	2009
Depreciation expense	$200	$216	$605	$603
Intangible asset amortization	52	38	129	108
System development costs amortization	11	10	34	30
Total depreciation and amortization expense	$263	$264	$768	$741

(16)  Cash interest paid for the nine month period ended May 31, 2010 was $46 million compared to $33 million in the prior year’s nine month period.  Cash paid for income taxes was $896 million and $523 million for the nine months ended May 31, 2010 and 2009, respectively.

(17) There were no non-cash transactions in the current nine month period.  Non-cash transactions in the nine month prior fiscal period include $97 million due to the reduction in the liability for postretirement health benefit plans and $19 million in deferred tax assets related to the identification of net operating losses in acquired businesses.

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

INTRODUCTION

Walgreens is principally a retail drugstore chain that sells prescription and non-prescription drugs and general merchandise.  General merchandise includes, among other things, household items, personal care, convenience foods, beauty care, photofinishing, candy and seasonal items.  Customers can have prescriptions filled in retail pharmacies, as well as through the mail, and order refills by telephone and via the Internet.  As of May 31, 2010, we operated 8,019 locations in 50 states, the District of Columbia, Guam and Puerto Rico.  Total locations do not include 359 convenient care clinics operated by Take Care Health Systems, Inc.

	Number of Locations
Location Type	May 31, 2010	May 31, 2009
Drugstores	7,522	6,857
Worksite Facilities	378	373
Home Care Facilities	103	112
Specialty Pharmacies	14	17
Mail Service Facilities	2	2
Total	8,019	7,361

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

The long-term outlook for prescription utilization is strong due in part to the aging population, the increasing utilization of multi-source (i.e., generic) drugs, the continued development of innovative drugs that improve quality of life and control health care costs, and the expansion of healthcare insurance coverage under the Patient Protection and Affordable Care Act signed into law on March 23, 2010 (the ACA).

Certain provisions of the Deficit Reduction Act of 2005 (the DRA) sought to reduce federal spending by altering the Medicaid reimbursement formula (AMP) for multi-source drugs.  Those reductions did not go into effect.  The ACA enacted a modified reimbursement formula for multi-source drugs, which, when implemented, is expected to reduce Medicaid reimbursements.  Also, in conjunction with a class action settlement with two entities that publish the average wholesale price (AWP) of pharmaceuticals, the methodology used to calculate the AWP, a pricing reference widely used in the pharmacy industry, was changed in a way that reduced the AWP for many brand-name prescription drugs effective September 26, 2009.  The Company has reached understandings with most of its third-party payors to adjust reimbursements to correct for this change in methodology however, most state Medicaid programs that utilize AWP as a pricing reference have not taken action to make similar adjustments, resulting in reduced Medicaid reimbursement for drugs affected by the change.

Total front-end sales have continued to grow due primarily to new store openings.  However, total front-end sales continue to be negatively impacted by lower demand for discretionary goods such as household, seasonal and beauty products primarily due to the overall economic impact of the recession and high unemployment rates.

We continue to expand into new markets and increase penetration in existing markets. To support our growth, we are investing in prime locations, technology and customer service initiatives.  We continue to focus on retail organic growth; however, consideration is given to retail and other acquisitions that provide unique opportunities and fit our business strategies.

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

We have recorded the following pre-tax charges associated with our restructuring initiatives within the Consolidated Condensed Statements of Earnings (In millions):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2010	2009	2010	2009
Severance and other benefits	$3	$6	$15	$65
Project cancellation settlements	-	8	-	8
Inventory charges	-	33	19	44
Restructuring expense	3	47	34	117
Consulting	10	20	34	57
Restructuring and restructuring related expenses	$13	$67	$68	$174

Cost of sales	$-	$33	$19	$44
Selling, general and administrative expenses	13	34	49	130
	$13	$67	$68	$174

Severance and other benefits include the charges associated with employees who were separated from the Company.  In the current fiscal year, 179 employees have been separated from the Company.  Since inception, a total of 876 employees have been separated from the Company as a result of these initiatives.

Inventory charges relate to on-hand inventory that has been reduced from cost to a selling price below cost.  In addition, as a part of our restructuring efforts we sold an incremental amount of inventory below traditional retail prices.  The dilutive effect of these sales on gross profit was $4 million in the current quarter and $19 million for the nine month period ended May 31, 2010.  For the quarter and nine month period ended May 31, 2009 we reported a dilutive effect on sales of $32 million.

We incurred pre-tax costs of $17 million ($13 million restructuring and restructuring related expenses and $4 million of gross profit dilution) in the third quarter and $87 million ($68 million of restructuring and restructuring related expenses, and $19 million of gross profit dilution) for the nine month period ended May 31, 2010.   Since inception, we have incurred $339 million ($288 million of restructuring and restructuring related expenses, and $51 million of gross profit dilution).  We anticipate approximately $70 million of pre-tax restructuring and restructuring related expenses and gross profit dilution in the remaining months of fiscal 2010.

We have recorded the following balances in accrued expenses and other liabilities on our Consolidated Condensed Balance Sheets (In millions):

	August 31, 2009 Reserve Balance	Charges	Cash Payments	May 31, 2010 Reserve Balance
Severance and other benefits	$4	$17	$(21)	$-

We have realized incremental savings related to these initiatives of approximately $73 million in the quarter and $335 million for the nine month period ended May 31, 2010.  Selling general and administrative expenses realized incremental savings of $56 million and $275 million in the quarter and nine month period, respectively, while cost of sales benefited by $17 million and $60 million in the same periods.  Since inception, we have realized total savings related to these initiatives of approximately $585 million.  Selling, general and administrative expenses realized total savings of $525 million, while cost of sales benefited by approximately $60 million.  The savings are primarily the result of reduced store labor, expense initiatives and personnel reductions.

Additionally, as a part of our Customer Centric Retailing (CCR) initiative, we are enhancing the store format to ensure we have the proper assortments, better category layouts and adjacencies, better shelf height and sight lines and brand and private brand layout, all of which are designed to positively enhance the shopper experience and increase customer frequency and purchase size.  This format will be rolled out to approximately 5,500 to 6,000 existing stores.  As of May 31, 2010, in total, we have remodeled 915 stores and plan to enhance approximately 500 stores in the next three months of fiscal 2010, with the remaining store remodels during fiscal 2011 and 2012.  In addition, through May 31, 2010 we have opened 295 new stores with the CCR format and we expect to open approximately 50 new stores with the CCR format in the remaining fiscal year.  We expect to remodel approximately 1,600 stores and open approximately 400 new stores with the CCR format in the 2010 calendar year.  Although we will continue to refine our estimates as the rollout progresses, based on our experience with the first 915 stores, we expect the total cost, which includes both selling, general and administrative expenses and capital, to be $40 thousand to $55 thousand per store.  For the three months ended May 31, 2010, we incurred $29 million in total program costs, of which $20 million was included in selling, general and administrative expenses and $9 million in capital costs.  For the nine months ended May 31, 2010, we incurred $41 million in total program costs, of which $28 million was included in selling, general and administrative expenses and $13 million in capital costs.

OPERATING STATISTICS

	Percentage Increases/(Decreases)
	Three Months Ended May 31,		Nine Months Ended May 31,
	2010	2009	2010	2009
Net Sales	6.1	8.0	6.1	7.2
Net Earnings	(11.4)	(8.8)	3.2	(8.4)
Comparable Drugstore Sales	0.7	2.8	1.7	1.9
Prescription Sales	5.7	8.2	6.2	7.4
Comparable Drugstore Prescription Sales	1.0	3.8	2.5	3.1
Front-End Sales	6.9	7.4	6.0	6.7
Comparable Drugstore Front-End Sales	0.1	0.9	0.3	(0.2)
Gross Profit	6.5	5.0	6.9	5.2
Selling, General and Administrative Expenses	8.6	8.4	7.0	8.5

	Percent to Net Sales
	Three Months Ended May 31,		Nine Months Ended May 31,
	2010	2009	2010	2009
Gross Margin	27.6	27.5	28.1	27.9
Selling, General and Administrative Expenses	22.8	22.3	22.7	22.6

	Other Statistics
	Three Months Ended May 31,		Nine Months Ended May 31,
	2010	2009	2010	2009
Prescription Sales as a % of Net Sales	65.4	65.6	64.9	64.9
Third Party Sales as a % of Total Prescription Sales	95.7	95.4	95.3	95.4
Total Number of Prescriptions (in millions)	177	168	522	488
30 Day Equivalent Prescriptions (in millions) *	198	187	583	541
Total Number of Locations			8,019	7,361

* Includes the adjustment to convert prescriptions greater than 84 days to the equivalent of three 30-day prescriptions. This adjustment reflects the fact that these prescriptions include approximately three times the amount of product days supplied compared to a normal prescription.

RESULTS OF OPERATIONS

Net earnings for the third quarter ended May 31, 2010 were $463 million or $.47 per share (diluted).  This was an 11.4% decrease over the same quarter last year.  The net earnings decrease in the quarter was attributable to a lower rate of sales growth, higher income tax expense primarily related to the Patient Care Act and higher selling, general and administrative expenses as a percentage of sales, partially offset by improved gross margins.  For the nine month period ended May 31, 2010, net earnings increased 3.2% to $1,621 million or $1.64 per share (diluted).  The net earnings increase for the nine months ended May 31, 2010 was primarily attributable to higher gross margins partially offset by lower sales growth, higher selling, general and administrative expenses as a percentage of sales and higher income tax expense primarily related to the Patient Care Act.  The dilutive effect of Duane Reade net earnings was approximately $.02 per share (diluted) for the current quarter and nine month period ended May, 31 2010, primarily due to one-time charges related to the acquisition.  In the current quarter we recorded $13 million in restructuring and restructuring related expenses and $4 million in margin dilution as compared to the prior year’s restructuring and restructuring related expenses of $67 million and $32 million in margin dilution.  For the nine month period we recorded $68 million in restructuring and restructuring related expenses and $19 million in margin dilution related to our restructuring activities.  This compares to $174 million in restructuring and restructuring related expenses and $32 million in margin dilution in the prior year’s period.

Net sales for the quarter ended May 31, 2010 increased by 6.1% to $17,199 million. The impact of the Duane Reade acquisition increased total sales by 1.7% in the current quarter.  Drugstore sales increases resulted from gains in existing stores and added sales from new stores, each of which include an indeterminate amount of market-driven price changes.  Sales in comparable drugstores were up 0.7% in the current quarter and 1.7% for the nine month period ended May 31, 2010.  Comparable drugstores are defined as those that have been open for at least twelve consecutive months without closure for seven or more consecutive days and without a major remodel or a natural disaster in the past twelve months.  Remodels associated with our CCR initiative are not considered major and therefore do not affect comparable drugstore results.  Relocated and acquired stores are not included as comparable stores for the first twelve months after the relocation or acquisition.  We have also excluded Duane Reade sales from comparable sales.  We operated 8,019 locations (7,522 drugstores) as of May 31, 2010, compared to 7,361 locations (6,857 drugstores) a year earlier.

Prescription sales increased by 5.7% for the third quarter and 6.2% for the first nine months and represented 65.4% and 64.9% of total sales, respectively.  The impact of the Duane Reade acquisition increased prescription sales by 1.1% in the quarter and 0.4% for the nine month period.  In the prior year, prescription sales increased 8.2% for the quarter and 7.4% year to date and represented 65.6% and 64.9% of total sales.  Comparable drugstore prescription sales were up 1.0% in the current quarter and 2.5% in the nine month period.  The effect of generic drugs, which have a lower retail price, replacing brand name drugs reduced prescription sales by 1.9% in the quarter and 2.2% for the first nine months versus 3.8% in the previous quarter and 2.8% in the previous nine month period.  The effect of generics on total sales was a reduction of 1.2% in the current quarter and 1.3% year to date compared to 2.1% in the quarter and 1.5% in the nine month period in the prior year.  Third party sales, where reimbursement is received from managed care organizations as well as government and private insurance, were 95.7% of prescription sales for the quarter and 95.3% for the first nine months compared to 95.4% for the quarter and first nine months last year.  The total number of prescriptions filled for the third quarter was approximately 177 million compared to 168 million for the same period last year.  Prescriptions adjusted to 30 day equivalents were 198 million in the third quarter versus 187 million last year.

Front-end sales increased 6.9% for the current quarter and 6.0% for the first nine months and were 34.6% and 35.1% of total sales, respectively.  In comparison, prior year front end sales increased 7.4% and 6.7% and comprised 34.4% and 35.1% of total sales.  The impact of the Duane Reade acquisition increased front-end sales by 2.7% in the quarter and 0.9% for the nine month period.  Additionally, the increase is due in part to new store openings and increased sales dollars related to non-prescription drugs, convenience foods and personal care products.  Comparable drugstore front-end sales increased 0.1% for the current quarter and increased 0.3% year to date compared to the prior year, which increased 0.9% for the quarter and decreasing 0.2% year to date.  The increase in comparable front end sales in the quarter was primarily attributed to non-prescription drugs, which was partially offset by decreased sales in household and photo products.  The increase in year to date comparable front-end sales was attributed to non-prescription drugs and convenience foods which were partially offset by decreased sales in household, seasonal and beauty products.

Gross margin as a percent of sales was 27.6% in the current quarter and 28.1% for the first nine months compared to 27.5% and 27.9% last year.  Overall margins in the quarter and nine month period were positively impacted by higher front-end margins due to lower restructuring and restructuring related costs and decreased markdown activity.  Also, a lower provision for LIFO benefitted margins in the quarter and nine month period.  Partially offsetting the front-end margin increase in the quarter and nine month periods was a decrease in retail pharmacy margins, where market driven reimbursements offset the positive impact of generic drug sales.

We use the LIFO method of inventory valuation, which can only be determined annually when inflation rates and inventory levels are finalized; therefore, LIFO inventory costs for the interim financial statements are estimated.  Cost of sales included a LIFO provision of $18 million and $79 million for the quarter and nine month period ended May 31, 2010 versus $32 million and $124 million a year ago.  This quarter, our estimated annual inflation rate was reduced to 1.25% from our estimate of 1.50% at February 28, 2010, primarily due to lower than projected non-prescription drug inflation.  Last year, during the third quarter the estimated annual inflation rate was reduced to 2.00% from 2.25%, due to lower than projected prescription drug inflation.

Selling, general and administrative expenses as a percentage of sales were 22.8% for the third quarter and 22.7% for the first nine months compared to 22.3% and 22.6% a year ago.  As a percentage of sales, the current quarter increase was due to  higher occupancy, Duane Reade operational expenses, transaction expenses associated with the Duane Reade acquisition and CCR remodeling expenses partially offset by lower advertising and restructuring and restructuring related costs.  The increase for the nine months, as a percentage of sales was attributed to higher occupancy expense, insurance and expenses related to the Duane Reade acquisition, partially offset by lower restructuring and restructuring related costs and advertising expense.  Also positively impacting selling, general and administrative expenses was incremental savings from our restructuring activities in the quarter and year to date periods.

Selling, general and administrative expenses increased 8.6% in the third quarter and 7.0% for the nine month period ended May 31, 2010 compared to 8.4% and 8.5% a year ago.  In the current quarter, Duane Reade operational expenses and transaction expenses associated with the acquisition were partially offset by savings from our restructuring activities primarily in store related salary and expenses and lower restructuring and restructuring related expenses as compared to the prior year.  The decrease in the nine month period rate of growth as compared to the prior period was due to savings from our restructuring activities, primarily in store related salary and expense and lower restructuring and restructuring related expenses.

Interest was a net expense of $24 million in the quarter and $67 million year to date compared to $25 million and $60 million for the prior quarter and year to date, respectively.  The increase in interest expense for the nine month period is primarily attributed to the issuance of long-term debt.  The current year’s interest expense is net of $3 million in the quarter and $9 million year to date, which was capitalized to construction projects, versus $3 million and $12 million capitalized for the prior quarter and year to date last year.

The effective tax rate was 42.5% for the current quarter compared to 36.4% in the prior year’s quarter.  In conjunction with the ACA, one provision of which repealed the tax benefit for the Medicare Part D subsidy for retiree benefits, we recorded a charge of $43 million to deferred taxes in the current quarter.  Excluding this adjustment, the effective rate for the quarter was 37.1%.  The increase in the adjusted rate as compared to the prior period is primarily attributable to prior year additional permanent tax benefits.  For the current nine month period the effective tax rate was 38.7% compared to 36.8% in the prior year.  Excluding the ACA adjustment the rate was 37.0%.  The increase over the prior year was attributed to prior year additional permanent tax benefits.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $1,712 million at May 31, 2010, compared to $2,300 million at May 31, 2009.  Short-term investment objectives are to minimize risk, maintain liquidity and maximize after-tax yields.  To attain these objectives, investment limits are placed on the amount, type and issuer of securities.  Investments are principally in U.S. Treasury market funds and Treasury Bills.

Net cash provided by operating activities for the nine months ended May 31, 2010 was $2,819 million compared to $3,259 million a year ago.  The decrease is primarily attributed to reduced cash flows from working capital improvements.  For the nine months ended May 31, 2010, cash flows from working capital improvements was $231 million as compared to the prior year where working capital improvements generated $602 million of cash flows.  Partially offsetting the reduced working capital improvements was an increase in net earnings.  Cash provided by operations is the principal source of funds for expansion, acquisitions, remodeling programs, dividends to shareholders and stock repurchases.  In fiscal 2009 we supplemented cash provided by operations with long-term debt.

Net cash used for investing activities was $1,652 million versus $1,936 million last year.  In the current year, we invested $2,400 million in short-term Treasury Bills and $2,300 million matured.  Last year, we invested $1,400 million in short-term Treasury Bills and $1,300 million matured.  Additions to property and equipment were $786 million compared to $1,534 million last year.  During the first nine months we added a total of 601 locations (523 net) compared to 525 last year (427 net).  There were 74 owned locations added during the first nine months and 60 under construction at May 31, 2010 versus 140 owned locations added and 53 under construction last year.

	Drugstores	Worksites	Home Care	Specialty Pharmacy	Mail Service	Total
August 31, 2009	6,997	377	105	15	2	7,496
New/Relocated	294	24	2	-	-	320
Acquired	280	-	1	-	-	281
Closed/Replaced	(49)	(23)	(5)	(1)	-	(78)
May 31, 2010	7,522	378	103	14	2	8,019

Business acquisitions this year were $764 million versus $348 million in the prior year.  Business acquisitions in the current year primarily include the purchase of all 258 Duane Reade stores located in the New York City metropolitan area, as well as the corporate office and two distribution centers for $560 million net of assumed cash of $6 million.  The remaining business acquisitions of $204 million in the current year and $348 million in the prior year are primarily for the purchase of prescription files.

Capital expenditures throughout fiscal 2010 are expected to be $1.2 billion, excluding business acquisitions and prescription file purchases.  We expect new drugstore organic growth of between 4.5 percent and 5.0 percent in fiscal 2010 and between 2.5 percent and 3.0 percent in 2011.  In the first nine months, we added a total of 601 locations, of which 574 were new, relocated or acquired drugstores, with a net gain of 525 drugstores after relocations and closings. We are continuing to relocate stores to more convenient and profitable freestanding locations.  In addition to stores, expenditures are planned for distribution centers and technology.  Capital expenditures for fiscal 2011 are expected to be approximately $1.4 billion, excluding business acquisitions and prescription file purchases.

Net cash used for financing activities was $1,542 million compared to the prior year where financing activities provided net cash of $534 million.  Upon the closing of the Duane Reade acquisition we assumed debt of $574 million. Subsequent to closing, we retired all Duane Reade debt for $576 million. In the prior year we had net proceeds from the issuance of long term debt of $987 million and repayments of short term borrowing of $70 million.  On October 14, 2009, our Board of Directors approved a long-term capital policy.  Our long-term capital policy is to maintain a strong balance sheet and financial flexibility; reinvest in our core strategies; invest in strategic opportunities that reinforce our core strategies and meet return requirements; and return surplus cash flow to shareholders in the form of dividends and share repurchases over the long term.  In connection with our capital policy, our Board of Directors authorized a new stock repurchase program (“2009 repurchase program”) and set a long-term dividend payout ratio target between 30 and 35 percent.  The 2009 repurchase program allows for the repurchase of up to $2,000 million of the Company’s common stock prior to its expiration on December 31, 2013.  Shares totaling $638 million were purchased in conjunction with the 2009 repurchase program during the first nine months.  In addition, we will continue to repurchase shares to support the needs of the employee stock plans.  Shares totaling $116 million were purchased to support the needs of the employee stock plans during the current period as compared to $140 million a year ago.  In the first nine months of the current year, we had proceeds related to employee stock plans of $206 million versus $106 million for the same period last year.  Cash dividends paid were $407 million during the first nine months versus $334 million for the same period a year ago.

We had no commercial paper outstanding at May 31, 2010.  In connection with our commercial paper program, we maintain two unsecured backup syndicated lines of credit that total $1,200 million.  The first $600 million facility expires on August 9, 2010, and allows for the issuance of up to $400 million in letters of credit, which reduces the amount available for borrowing.  The second $600 million facility expires on August 12, 2012.  Our ability to access these facilities is subject to our compliance with the terms and conditions of the credit facilities, including financial covenants.  The covenants require us to maintain certain financial ratios related to minimum net worth and priority debt, along with limitations on the sale of assets and purchases of investments.  As of May 31, 2010, we were in compliance with all such covenants.  The Company pays a facility fee to the financing banks to keep these lines of credit active.  As of May 31, 2010, there was $194 million in letters of credit issued against these credit facilities.  We do not expect borrowings under these facilities, together with our outstanding commercial paper, to exceed $1,200 million.

Our current credit ratings are as follows:
Rating Agency	Long-Term Debt Rating	Outlook	Commercial Paper Rating	Outlook
Moody's	A2	Negative	P-1	Negative
Standard & Poor's	A	Stable	A-1	Stable

In assessing our credit strength, both Moody's and Standard & Poor's consider our business model, capital structure, financial policies and financial statements.  Our credit ratings impact our future borrowing costs, access to capital markets and operating lease costs.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The following table lists our contractual obligations and commitments as of May 31, 2010:

	Payments Due by Period (In millions)
	Total	Less than 1 Year	1-3 Years	3-5 Years	Over 5 Years
Operating leases (1)	$36,413	$2,229	$4,527	$4,364	$25,293
Purchase obligations (2):
Open inventory purchase orders	1,805	1,805	-	-	-
Real estate development	418	248	157	13	-
Other corporate obligations	523	206	193	100	24
Long-term debt*(3)	2,350	4	4	1,310	1,032
Interest payment on long-term debt	694	114	232	136	212
Insurance*	579	186	120	53	220
Retiree health*	345	10	24	28	283
Closed location obligations*	109	27	30	18	34
Capital lease obligations *(1)	50	4	5	5	36
Other long-term liabilities reflected on the balance sheet*(4)	836	65	163	152	456
Total	$44,122	$4,898	$5,455	$6,179	$27,590
* Recorded on balance sheet.

(1)
Amounts for operating leases and capital leases do not include certain operating expenses under the leases such as common area maintenance, insurance and real estate taxes.  These expenses for the Company's most recent fiscal year were $335 million.

(2)	The purchase obligations include agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including open purchase orders.
(3)	Total long-term debt on the Consolidated Condensed Balance Sheet includes a $21 million fair market value adjustment and $8 million of unamortized discount.
(4)	Includes $70 million ($21 million due in 1-3 years, $33 million due in 3-5 years and $16 million due in over 5 years) of unrecognized tax benefits recorded under ASC topic 740.

OFF-BALANCE SHEET ARRANGEMENTS

Letters of credit are issued to support purchase obligations and commitments (as reflected on the Contractual Obligations and Commitments table) as follows (In millions):

Insurance	$234
Inventory obligations	96
Real estate development	20
Other	8
Total	$358

At May 31, 2010, $194 million of insurance letters of credit were issued under the provisions of our $600 million credit facility that expires on August 9, 2010.

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

Item 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

In January 2010, we entered into two interest rate swap transactions converting our $1,300 million 4.875% fixed rate notes to a floating interest rate tied to the six month LIBOR in arrears plus a constant spread.  These financial instruments are sensitive to changes in interest rates.  On May 31, 2010, we had $1,050 million in long-term debt obligations that had fixed interest rates.  A one percentage point increase or decrease in interest rates would increase or decrease the annual interest expense we recognize and the cash we pay for interest expense by approximately $13 million.

Item 4.  CONTROLS AND PROCEDURES

Based on their evaluation as of May 31, 2010, pursuant to Exchange Act Rule 13a-15(b), the Company's management, including its Chief Executive Officer and Chief Financial Officer, has concluded that the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e)) are effective.

In connection with the evaluation pursuant to Exchange Act Rule 13a-15(d) of the Company's internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) by the Company's management, including its Chief Executive Officer and Chief Financial Officer, no changes during the quarter ended May 31, 2010 were identified that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

In the second quarter of fiscal 2010 we signed an agreement to outsource select accounting transaction-processing activities.  This is part of an ongoing initiative to transform our accounting organization to a new model which includes shared services and multiple centers of excellence.  The Company’s management has concluded that the outsourcing agreement has not materially affected, and is not reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

The information in response to this item is incorporated herein by reference to Note 13 of the Consolidated Condensed Financial Statements of this Quarterly Report.

Item 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended August 31, 2009 and in Part II, "Item 1A. Risk Factors" in our subsequent Quarterly Reports on Form 10-Q, which could materially affect our business, financial condition or future results.

We derive a significant portion of our sales from prescription drug sales reimbursed by pharmacy benefit management companies.

We derive a significant portion of our sales from prescription drug sales reimbursed through prescription drug plans administered by pharmacy benefit management (PBM) companies.    PBM companies typically administer multiple prescription drug plans that expire at various times and provide for varying reimbursement rates.  If our participation in the prescription drug programs administered by one or more of the large PBM companies is terminated, we expect that our sales would be adversely affected, at least in the short term.  If we are unable to replace any such lost sales, either through an increase in other sales or through a resumption of participation in those plans, our operating results may be materially adversely affected.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)
The following table provides information about purchases by the Company during the quarter ended May 31, 2010 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced $2,000 Million Stock Repurchase Program (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the $2,000 Million Stock Repurchase Program (2)
3/1/2010 – 3/31/2010	1,900,727	$35.25	1,900,727	$1,533,005,222
4/1/2010 - 4/30/2010	1,842,069	$36.37	1,842,069	$1,466,009,675
5/1/2010 - 5/31/2010	4,486,323	$35.05	2,986,323	$1,361,819,057
Total	8,229,119	$35.39	6,729,119	$1,361,819,057

(1)
The Company purchased 1,500,000 shares of its common stock in open-market transactions to satisfy the requirements of the Company's employee stock purchase and option plans, as well as the Company's Nonemployee Director Stock Plan.

(2)
On October 14, 2009, the Board of Directors authorized a new stock repurchase program (“2009 repurchase program”) which replaced the 2007 repurchase program. The 2009 repurchase program allows for the repurchase of up to $2,000 million of the Company’s common stock prior to its expiration on December 31, 2013. The total remaining authorization under the repurchase program is $1,362 million as of May 31, 2010.

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

10.1	Separation and Release Agreement, effective April, 2, 2010, between Stanley B. Blaylock and Walgreen Co.

12	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WALGREEN CO.
(Registrant)

Dated: 6/28/10	/s/ W.D. Miquelon
W.D. Miquelon
Executive Vice President
(Chief Financial Officer)

Dated: 6/28/10	/s/ M.M. Scholz
M.M. Scholz
Controller
(Chief Accounting Officer)