Form 10-K
period 2010-08-31
WALGREEN CO
filed 2010-10-26
CIK 104207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 31, 2010.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

As of February 28, 2010, the aggregate market value of Walgreen Co. common stock held by non-affiliates (based upon the closing transaction price on the New York Stock Exchange on February 26, 2010) was approximately $34.4 billion.  As of September 30, 2010, there were 929,744,049 shares of Walgreen Co. common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Annual Report to Shareholders for the year ended August 31, 2010, to the extent stated in this Form 10-K, are incorporated by reference into Parts I, II and IV of this Form 10-K.  Portions of the registrant's Proxy Statement for its Annual Meeting of Shareholders to be held January 12, 2011, are incorporated by reference into Part III of this Form 10-K as indicated herein.

PART I

Item 1.	Business

Walgreen Co., together with its subsidiaries, operates the largest drugstore chain in the United States with net sales of $67.4 billion in the fiscal year ended August 31, 2010.  We provide our customers with convenient, multichannel access to consumer goods and services, and pharmacy, health and wellness services in communities across America.  We offer our products and services through drugstores, as well as through mail, by telephone, and via the Internet.

We sell prescription and non-prescription drugs as well as general merchandise, including household products, convenience foods, personal care, beauty care, candy, photofinishing and seasonal items.   Our pharmacy services includes retail, specialty, infusion, medical facility, long- term care and mail service, along with pharmacy benefit solutions and respiratory services.  These services help improve health outcomes and manage costs for payers including employers, managed care organizations, health systems, pharmacy benefit managers and the public sector.  Our Take Care Health Systems subsidiary is a manager of worksite health centers and in-store convenient care clinics, with more than 700 locations throughout the United States.

Walgreen Co. was incorporated as an Illinois corporation in 1909 as a successor to a business founded in 1901.  Our principal executive offices are located at 200 Wilmot Road, Deerfield, Illinois, 60015.

References in this Form 10-K to “Walgreens”, the “Company,” “we,” “us” or “our” refer to Walgreen Co. and its subsidiaries included in the consolidated financial statements, except as otherwise indicated or the context otherwise requires.  Our fiscal year ends on August 31, and references herein to “fiscal 2010” refer to our fiscal year ended August 31, 2010.

(a)	General development of business.

As of August 31, 2010, Walgreens operated 8,046 locations in 50 states, the District of Columbia, Puerto Rico and Guam.  In 2010 the Company opened or acquired 670 locations for a net increase of 550 locations after relocations and closings.  Total locations do not include 352 convenient care clinics operated by Take Care Health Systems, Inc. within our drugstores.

	Number of Locations
Location Type	2010	2009	2008
Drugstores	7,562	6,997	6,443
Worksite Facilities	367	377	364
Home Care Facilities	101	105	115
Specialty Pharmacies	14	15	10
Mail Service Facilities	2	2	2
Total	8,046	7,496	6,934

Walgreens goal is to provide the most convenient multichannel access to consumer goods and services, and pharmacy health and wellness services through our 7,562 community based drugstores, as well as through our specialty pharmacy, home infusion, worksite health center and retail clinic businesses.Today, 72.7% of the population lives within five miles of a Walgreens and 5.9 million shoppers visit our stores daily.  In addition to store shoppers, Walgreens.com receives approximately 15 million visits per month.

We seek to grow pharmacy market share through new store growth, comparable store sales increases, pharmacy prescription file purchases and strategic acquisitions.  As an example, in fiscal 2010 we supplemented organic growth by expanding our presence in the New York metropolitan area through the acquisition of 258 Duane Reade drug stores.

We utilize our extensive retail network as a channel to provide affordable, quality, health and wellness services to our customers and patients, as illustrated by our ability to play a significant role in providing flu vaccinations.  Finally, we market Walgreen Co. to employers, governments, managed care organizations and pharmacy benefit managers, expanding beyond our traditional retail consumer model, to contract directly with our payers.  With more than 70,000 health care providers, Walgreens expects to continue to play a growing role in government and employer efforts to control escalating health care costs.

Prescription sales continue to be a large portion of the Company's business.  In fiscal 2010, prescriptions accounted for 65.2% of sales compared to 65.3% in fiscal 2009.  Third party sales, where reimbursement is received from managed care organizations, government and private insurance, were 95.3% of fiscal 2010 prescription sales compared to 95.4% in fiscal 2009.  Overall, Walgreens filled approximately 695 million prescriptions in 2010, an increase of 6.8% from fiscal 2009.  Adjusted to 30 day equivalents, prescriptions filled were 778 million in fiscal 2010, 723 million in fiscal 2009 and 677 million in fiscal 2008.  Walgreens continues to gain market share accounting for 19.5% of the U.S. retail prescription drug market in fiscal 2010 compared to 18.9% and 18.2% in fiscal 2009 and 2008, respectively.  Walgreens expects to continue to grow pharmacy sales due, in part, to the aging population and the continued development of innovative drugs that improve quality of life and control health care costs.

During fiscal 2010 the Company added $1.0 billion to property and equipment, which included approximately $0.8 billion related to stores, $0.1 billion for distribution centers, and $0.1 billion related to other locations.  Capital expenditures for fiscal 2011 are expected to be approximately $1.4 billion, excluding acquisitions and prescription file purchases.

(b)	Financial information about industry segments.

The Company is principally in the retail drugstore business and its operations are within one reportable segment.

(c)	Narrative description of business.

(i)	Principal products produced and services rendered.

The Company’s drugstores are engaged in the retail sale of prescription and non-prescription drugs and general merchandise.  General merchandise includes, among other things, household products, convenience foods, personal care, beauty care, candy, photofinishing and seasonal items.  Walgreens offers customers the choice to have prescriptions filled at the drugstore counter, as well as through the mail, and customers may also place orders by telephone and via the Internet.

The estimated contributions of various product classes to sales for each of the last three fiscal years are as follows:

	Percentage
Product Class	2010	2009	2008
Prescription Drugs	65	65	65
Non-prescription Drugs	10	10	10
General Merchandise	25	25	25
Total Sales	100	100	100

(ii)	Status of a product or segment.

Not applicable.

(iii)	Sources and availability of raw materials.

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

The business is seasonal in nature, with the second fiscal quarter generating a higher proportion of front-end sales and earnings than other periods.  Both prescription and non-prescription drug sales are affected by the timing and severity of the cold/flu season.  See the caption "Summary of Quarterly Results (Unaudited)" on page 39 of the Annual Report to Shareholders for the year ended August 31, 2010 ("2010 Annual Report"), which section is incorporated herein by reference.

(vi)	Working capital practices.

The Company generally finances its inventory and expansion needs with internally generated funds.  See “Management's Discussion and Analysis of Results of Operations and Financial Condition" on pages 18 through 23 of the 2010 Annual Report, which sections are incorporated herein by reference.

Prescription sales represented 65.2% of total Company sales in fiscal 2010 and third party payers covered 95.3% of all prescription sales.  The remaining prescription and front-end sales are principally for cash, credit and debit cards.  Customer returns are immaterial.

(vii)	Dependence upon limited number of customers.

The Company sells to numerous customers including various managed care organizations.  No customer accounts for ten percent or more of the Company's consolidated net sales.

(viii)           Backlog orders.

Not applicable.

(ix)	Government contracts.

The Company fills prescriptions for many state public assistance plans. Revenues from all such plans are approximately 6.2% of total sales.

(x)	Competitive conditions.

The drugstore industry is highly competitive.  As a volume leader in the retail drug industry and as a retailer of general merchandise, Walgreens competes with various retailers, including chain and independent drugstores, mail order prescription providers, grocery stores, convenient stores, mass merchants and dollar stores.  Competition remained keen during the fiscal year with the Company competing on the basis of service, convenience, variety and price.  The Company's geographic dispersion tends to offset the impact of temporary economic and competitive conditions in individual markets.  The number and location of the Company's drugstores appears under Item 2 - "Properties" in this Form 10-K.

(xi)	Research and development activities.

The Company does not engage in any material research and development activities.

(xii)	Environmental disclosures.

Federal, state and local environmental protection requirements do not have a material effect upon capital expenditures, earnings or the competitive position of the Company.

(xiii)	Number of employees.

At August 31, 2010, the Company employed approximately 244,000 persons, about 67,000 of whom were part-time employees working less than 30 hours per week.

(d)	Financial information about foreign and domestic operations and export sales.

All the Company sales occurred within the United States, Puerto Rico and Guam.  There are no export sales.

(e)	Available information

We file with the Securities and Exchange Commission (“SEC”) our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports, proxy statements and registration statements. You may read and copy any material we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. You may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  In addition, the SEC maintains an internet site at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers, including us, that file electronically. We make available free of charge on or through our website at investor.walgreens.com our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we file or furnish them to the SEC.  The contents of the Company's website are not, however, a part of this report.

Cautionary Note Regarding Forward Looking Statements

This Annual Report on Form 10-K, the documents incorporated herein by reference and other documents that we file with the Securities and Exchange Commission contain forward-looking statements that are based on current expectations, estimates, forecasts and projections about our future performance, our business, our beliefs and our management’s assumptions.  In addition, we, or others on our behalf, may make forward-looking statements in press releases or written statements, on the Company’s website or in our communications and discussions with investors and analysts in the normal course of business through meetings, webcasts, phone calls and conference calls.  Statements that are not historical facts are forward-looking statements, including forward-looking information concerning pharmacy sales trends, prescription margins, number and location of new store openings, outcomes of litigation, the level of capital expenditures, industry trends, demographic trends, growth strategies, financial results, cost reduction initiatives, acquisition synergies, regulatory approvals, and competitive strengths.  Words such as “expect,” “outlook,” “forecast,” “would,” “could,” “should,” “project,” “intend,” “plan,” “continue,” “believe,” “seek,” “estimate,” “anticipate,” “may,” “assume,” and variations of such words and similar expressions are intended to identify such forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements are not guarantees of future performance and involve risks, assumptions and uncertainties, known or unknown to the Company, including, but not limited to, those described in Item 1A “Risk Factors” below and in other reports that we file with the Securities and Exchange Commission.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those indicated or anticipated by such forward-looking statements.  Accordingly, you are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date they are made.  Except to the extent required by law, we undertake no obligation to update publicly any forward-looking statements after the date they are made, whether as a result of new information, future events, changes in assumptions or otherwise.

Item 1A.                      Risk Factors

In addition to the other information in this report and our other filings with the SEC, you should carefully consider the risks described below, which could materially and adversely affect our business, financial condition and results of operations. These risks are not the only risks that we face. Our business operations could also be affected by additional factors that are not presently known to us or that we currently consider to be immaterial to our operations.

Reductions in third party reimbursement levels, from private or government plans, for prescription drugs could reduce our margin on pharmacy sales and could have a significant effect on our retail drugstore profits.

The continued efforts of health maintenance organizations, managed care organizations, pharmacy benefit management companies, government entities, and other third party payers to reduce prescription drug costs and pharmacy reimbursement rates, as well as litigation relating to how drugs are priced, may adversely impact our profitability.  In addition, some of these entities may offer pricing terms that we may not be willing to accept or otherwise restrict our participation in their networks of pharmacy providers.  Certain provisions of the Deficit Reduction Act of 2005 (the DRA) sought to reduce federal spending by altering the Medicaid reimbursement formula for multi-source (i.e., generic) drugs (AMP).  Those reductions did not go into effect.  The Patient Protection and Affordable Care Act signed into law on March 23, 2010 (the ACA) enacted a modified reimbursement formula for multi-source drugs.  The modified formula, when implemented, is expected to reduce Medicaid reimbursements, which could adversely affect our revenues and profits.

We derive a significant portion of our sales from prescription drug sales reimbursed by pharmacy benefit management companies.

We derive a significant portion of our sales from prescription drug sales reimbursed through prescription drug plans administered by pharmacy benefit management (PBM) companies.    PBM companies typically administer multiple prescription drug plans that expire at various times and provide for varying reimbursement rates.  If our participation in the prescription drug programs administered by one or more of the large PBM companies is restricted or terminated, we expect that our sales would be adversely affected, at least in the short term.  If we are unable to replace any such lost sales, either through an increase in other sales or through a resumption of participation in those plans, our operating results may be materially adversely affected.

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

Our performance has been, and may continue to be, adversely impacted by negative changes in national, regional or local economic conditions and consumer confidence. The current economic environment has had a material impact on consumer behavior that could persist even as the economy starts to recover.  External factors that affect consumer confidence and over which we exercise no influence include unemployment rates, levels of personal disposable income, national, regional or local economic conditions and acts of war or terrorism. Changes in economic conditions and consumer confidence could adversely affect consumer preferences, purchasing power and spending patterns. A decrease in overall consumer spending as a result of changes in economic conditions could adversely affect our front-end and pharmacy sales and negatively impact our profitability. All these factors could impact our revenues, operating results and financial condition.

The industries in which we operate are highly competitive and further increases in competition could adversely affect us.

In our retail pharmacy business, we face intense competition from local, regional and national companies, including other drug store chains, independent drug stores, mail-order prescription providers and various other retailers such as grocery stores, convenience stores, mass merchants and dollar stores, many of which are aggressively expanding in markets we serve.  In the other markets in which we compete, including pharmacy benefit services and health services, we also operate in a highly competitive environment.  As competition increases in the markets in which we operate, a significant increase in general pricing pressures could occur, which could require us to reevaluate our pricing structures to remain competitive.  Our failure to reduce prices could result in decreased revenue, and reducing prices without also reducing costs could negatively affect profits.

If the merchandise and services that we offer fail to meet customer needs, our sales may be affected.

Our success depends on our ability to offer a superior shopping experience, a quality assortment of available merchandise and superior customer service. We must identify, obtain supplies of, and offer to our customers, attractive, innovative and high-quality merchandise on a continuous basis. Our products and services must satisfy the needs and desires of our customers, whose preferences may change in the future.  If we misjudge either the demand for products and services we sell or our customers’ purchasing habits and tastes, we may be faced with excess inventories of some products and missed opportunities for products and services we chose not to offer.  In addition, our sales may decline or we may be required to sell the merchandise we have obtained at lower prices. This would have a negative effect on our business and results of operations.

Our strategy is dependent, in part, upon the successful implementation of various strategic initiatives.

While our overall business strategy consists of many components and underlying initiatives our long-term financial performance will be impacted by our ability to execute certain key initiatives.  If we are unable to effectively execute one or more of these key initiatives, our business, financial condition and results of operations may be materially adversely affected.

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

Our growth strategy is partially dependent upon acquisitions, some of which may not prove to be successful and carry risks.

We have grown our business, in part, through acquisitions in recent years and expect to continue to acquire drugstore chains, independent drugstores and related businesses in the future. Acquisitions involve numerous risks, including difficulties in integrating the operations and personnel of the acquired companies, distraction of management from overseeing our existing operations, difficulties in entering markets in which we have no or limited direct prior experience, and difficulties in achieving the synergies we anticipated. Acquisitions may also cause us to significantly increase our interest expense, leverage and debt service requirements if we incur additional debt to pay for an acquisition, issue common stock that would dilute our current shareholders’ percentage ownership, or incur write-offs and restructuring and other related expenses.  No assurance can be given that our acquisitions will be successful and will not materially adversely affect our results of operations.

Various factors could adversely affect our achievement of the cost savings targeted by our Rewiring for Growth restructuring.

On October 30, 2008 we announced our “Rewiring for Growth” initiative (RFG) designed to reduce cost and improve productivity.  We also announced a goal of saving pre-tax costs equal to $500 million in FY2010, which we have achieved, and $1 billion in FY2011 through this initiative. While we believe we are on track to achieve the targeted savings, RFG is a multi-faceted initiative, and numerous elements have to remain on track for us to achieve our overall cost-saving goals.  A shortfall or delay in a single element of RFG could cause the Company to fall short of the overall goal, unless offset by better-than-expected savings in other areas.

In general, we expect our savings from the components of the RFG initiative to increase in FY2011, but the rate of progress may be uneven and there is no assurance that the savings or net benefits achieved in any specific quarter will exceed the prior quarter results or meet analyst or investor expectations.  Because the Company does not give specific earnings guidance, analysts and investors might incorrectly estimate what our selling, general and administrative expenses will be as they try to take into account our RFG cost savings in one or more quarters over the course of FY2011, even if we achieve our targeted savings.  If the resulting market expectations exceed our actual results, the perceived earnings disappointment could cause our stock price to drop even if the targeted savings are achieved.

Because our senior management manages the Company with the broader goal of maximizing overall return for our shareholders, the pursuit of other important business objectives could cause us to change, defer or cancel one or more elements of the RFG initiative, which could prevent us from realizing the targeted savings, on the targeted timeframe or at all.

Changes in the health care regulatory environment may adversely affect our business.

The ACA and the Health Care and Education Reconciliation Act of 2010 were signed into law on March 23, 2010 and March 30, 2010, respectively.  A number of the provisions of those laws require rulemaking action by governmental agencies to implement, which has not yet occurred.  Future rulemaking could increase regulation of pharmacy services, result in changes to pharmacy reimbursement rates, and otherwise change the way we do business. We cannot predict the timing or impact of any future rulemaking, but any such rulemaking could have an adverse impact on our results of operations.

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

There are a number of additional business risks which could adversely affect our financial results.

Many other factors could adversely affect our financial results, including:

•	If we are unsuccessful in establishing effective advertising, marketing and promotional programs, our sales or sales margins could be negatively affected.

•
Our success depends on our continued ability to attract and retain store and management and professional personnel, and the loss of key personnel could have an adverse effect on the results of our operations, financial condition or cash flow.

•
We may not be able to successfully and timely implement new computer systems and technology or business processes, or may experience disruptions or delays to the computer systems we depend on to manage our ordering, pricing, point-of-sale, inventory replenishment and other processes, which could adversely impact our operations and our ability to attract and retain customers.

•
Changes in accounting standards and the application of existing accounting standards particularly related to the measurement of fair value as compared to  carrying value for the Company’s reporting units, including goodwill and intangible assets, may have an adverse effect on the Company’s financial condition and results of operations.

•
Severe weather conditions, terrorist activities, health epidemics or pandemics or the prospect of these events can impact our store operations or damage our facilities in affected areas or have an adverse impact on consumer confidence levels and spending in our stores.

•
The long-term effects of climate change on general economic conditions and the pharmacy industry in particular are unclear, and changes in the supply, demand or available sources of energy may affect the availability or cost of goods and services, including natural resources, necessary to run our business.

•
The products we sell are sourced from a wide variety of domestic and international vendors, and any future inability to find qualified vendors and access products in a timely and efficient manner could adversely impact our business.

Item 1B.                      Unresolved Staff Comments

There are no unresolved staff comments outstanding with the Securities and Exchange Commission at this time.

Item 2.                                Properties

The Company's locations by state for fiscal 2010 and 2009 are listed below.

State	2010	2009	State	2010	2009	State	2010	2009
Alabama	100	99	Louisiana	144	134	Oklahoma	110	109
Alaska	3	3	Maine	13	9	Oregon	70	69
Arizona	254	250	Maryland	58	56	Pennsylvania	132	123
Arkansas	60	55	Massachusetts	180	165	Rhode Island	29	29
California	604	570	Michigan	227	225	South Carolina	109	102
Colorado	168	165	Minnesota	146	138	South Dakota	14	14
Connecticut	121	117	Mississippi	70	70	Tennessee	255	250
Delaware	65	64	Missouri	202	192	Texas	694	679
District of Columbia	1	3	Montana	13	13	Utah	42	39
Florida	850	824	Nebraska	62	59	Vermont	3	4
Georgia	198	190	Nevada	88	84	Virginia	124	109
Hawaii	10	9	New Hampshire	35	33	Washington	129	122
Idaho	40	37	New Jersey	191	175	West Virginia	21	18
Illinois	581	571	New Mexico	66	59	Wisconsin	233	230
Indiana	212	212	New York	501	245	Wyoming	11	8
Iowa	72	72	North Carolina	188	169	Guam	1	1
Kansas	71	63	North Dakota	1	1	Puerto Rico	106	98
Kentucky	100	95	Ohio	268	266	TOTAL	8,046	7,496

The Company owns approximately 20% of the retail drugstores open at August 31, 2010.  The remaining drugstore locations are leased.  The leases are for various terms and periods.  See Note 3, "Leases" on page 30 of the 2010 Annual Report, which section is incorporated herein by reference.  The Company has a moderate expansion program of adding new stores and remodeling and relocating existing stores.  Net retail selling space was increased from 79 million square feet at August 31, 2009, to 84 million square feet at August 31, 2010.  Not including the conversions associated with our Customer Centric Retailing initiative, approximately 37% of Company stores have been opened or remodeled during the past five years.

The Company's retail store operations are supported by sixteen major distribution centers with a total of approximately 14 million square feet of space in all distribution centers, of which 9 million square feet is owned.  The remaining space is leased.  All distribution centers are served by modern systems for order processing control, operating efficiencies and rapid merchandise delivery to stores.  In addition, the Company uses public warehouses to handle certain distribution needs.

The Company operates 25 principal office facilities containing approximately 3 million square feet of which approximately 2 million square feet is owned and the remainder is leased.  The Company operates two mail service facilities containing approximately 237 thousand square feet of which approximately 133 thousand square feet is owned and the remainder is leased.

The Company also owns 37 strip shopping malls containing approximately 2 million square feet of which approximately 776 thousand square feet is leased to others.

Item 3.                      Legal Proceedings

The information in response to this item is incorporated herein by reference to Note 10 "Commitments and Contingencies" on page 35 of the 2010 Annual Report.

Item 4.	[Reserved]

Executive Officers of the Registrant

     The following table sets forth, for each person serving as an executive officer of Walgreens as of October 25, 2010, the name, age and principal occupations and employment of such person for the past five years. Unless otherwise stated, employment is by Walgreens.  Executive officers of Walgreens are elected annually by the Board of Directors and serve until a successor has been duly elected or appointed and qualified or until the officer's death, resignation, or removal.  There are no family relationships between any of the Company’s executive officers or directors.

Name and Business Experience	Age	Office(s) Held

Gregory D. Wasson	52	President and Chief Executive Officer
President and Chief Executive Officer since February 2009
Director since February 2009
President and Chief Operating Officer – May 2007 to February 2009
Executive Vice President – October 2005 to May 2007
Senior Vice President – February 2004 to October 2005
Vice President – October 2001 to February 2004
President, Walgreens Health Services – March 2002 to May 2007

Kermit R. Crawford	51	President, Pharmacy Services
President, Pharmacy Services since September 2010
Executive Vice President – January 2010 to September 2010
Senior Vice President -- October 2007 to January 2010
Vice President – October 2005 to October 2007
Senior Vice President, Walgreens Health Services – October 2005 to September 2007
Vice President, Walgreens Health Service – September 2004 to October 2005

Hal F. Rosenbluth	58	President, Health and Wellness
President, Health and Wellness since September 2010
Senior Vice President and President, Health and Wellness – August 2008 to September 2010
Vice President – April 2008 to August 2008
Chairman, Take Care Health Systems, Inc. – October 2004 to April 2008
Chairman and Chief Executive Officer, Rosenbluth International through November 2003

Mark A. Wagner	49	President, Community Management
President, Community Management since September 2010
Executive Vice President – March 2006 to September 2010
Senior Vice President – February 2002 to March 2006

Dana I. Green	60	Executive Vice President, General Counsel and Corporate Secretary
Executive Vice President, General Counsel and Corporate Secretary since January 2010
Senior Vice President, General Counsel and Corporate Secretary – January 2005 to January 2010
Senior Vice President – February 2004 to January 2005
Vice President – May 2000 to February 2004

Wade D. Miquelon	45	Executive Vice President and Chief Financial Officer
Executive Vice President and Chief Financial Officer since July 2009
Senior Vice President and Chief Financial Officer – June 2008 to July 2009
Executive Vice President and Chief Financial Officer, Tyson Foods, Inc. – June 2006 to June 2008
Vice President, Finance, Western Europe, The Procter & Gamble Company – September 2003 to June 2006

Sona Chawla	43	Senior Vice President, E-Commerce
Senior Vice President, E-Commerce since July 2008
Vice President, Global Online Business, Dell, Inc. – December 2006 to May 2008
Executive Vice President, Online Sales, Service and Marketing, Wells Fargo & Company – March 2005 to October 2006
Executive Vice President, Web Channel Management, Wells Fargo & Company – June 2003 to February 2005

Timothy J. Theriault	50	Senior Vice President and Chief Information Officer
Senior Vice President since October 2009
President, Corporate and Institutional Services, Northern Trust Corporation – January 2006 to October 2009
President, Worldwide Operations and Technology, Northern Trust Corporation – February 2002 to January 2006

Kathleen Wilson-Thompson	53	Senior Vice President and Chief Human Resources Officer
Senior Vice President and Chief Human Resources Officer since January 2010
Senior Vice President, Global Human Resources of Kellogg Company – July 2005 to December 2009

Kimberly L. Feil	51	Vice President and Chief Marketing Officer
Vice President and Chief Marketing Officer since September 2008
Senior Vice President and Chief Marketing Officer, Sara Lee North America – September 2005 to May 2008
Vice President and Senior Marketing Officer, Kimberly- Clark Corporation – February 2005 to September 2005
Chief Executive Officer, Mosaic InfoForce – March 2003 to February 2005

W. Bryan Pugh	47	Vice President, Merchandising
Vice President, Merchandising since February 2009
Chief Retail Operations Officer, Fresh & Easy Neighborhood Markets, USA, Tesco PLC – March 2005 to December 2008
Chief Operations Officer, Tesco Lotus Stores, Thailand, Tesco PLC – May 2001 to February 2005

Mia M. Scholz	44	Vice President, Controller and Chief Accounting Officer
Vice President since October 2007
Controller and Chief Accounting Officer since January 2004
Divisional Vice President – January 2004 to October 2007
Director, Internal Audit – November 1999 to January 2004

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company's common stock is listed on the New York Stock Exchange, Chicago Stock Exchange and The Nasdaq Stock Market LLC under the symbol WAG.  As of September 30, 2010, there were approximately 90,249 record holders of Company common stock.

The range of the sales prices of the Company's common stock by quarters during the years ended August 31, 2010, and August 31, 2009, are incorporated herein by reference to the caption "Common Stock Prices" on page 39 of the 2010 Annual Report.

The Company's cash dividends per common share during the two fiscal years ended August 31 are as follows:

Quarter Ended	2010	2009
November	$.1375	$.1125
February	.1375	.1125
May	.1375	.1125
August	.1750	.1375
Fiscal Year	$.5875	$.4750

The following table provides information about purchases by the Company during the quarter ended August 31, 2010, of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced $2,000 Million Share Repurchase Program (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
06/01/2010 - 06/30/2010	-	-	-	$1,361,819,057
07/01/2010- 07/31/2010	18,684,890	$28.5683	18,684,890	$820,018,890
08/01/2010-08/31/2010	16,318,495	28.1775	16,318,495	$360,001,014
Total	35,003,385	$28.3861	35,003,385	$360,001,014

(1)
No common stock shares were repurchased by the Company in open-market transactions to satisfy the requirements of the Company's employee stock purchase and option plans, as well as the Company's Nonemployee Director Stock Plan.

(2)
On October 14, 2009 the Board of Directors approved a share repurchase program (2009 repurchase program).  The 2009 repurchase program, which was completed in September 2010, authorized the repurchase of up to $2,000 million of the Company’s common stock prior to the expiration date of the program on December 31, 2013.  On October 13, 2010, the Board of Directors approved a new share repurchase program (2011 repurchase program) which allows for the repurchase of up to $1,000 million of the company’s common stock prior to its expiration on December 31, 2012.

Item 6.                                Selected Financial Data

The information in response to this item is incorporated herein by reference to the caption "Five-Year Summary of Selected Consolidated Financial Data" on page 17 of the 2010 Annual Report.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The information in response to this item is incorporated herein by reference to the caption "Management's Discussion and Analysis of Results of Operations and Financial Condition" on pages 18 through 23 of the 2010 Annual Report.

Item 7A.                      Qualitative and Quantitative Disclosures about Market Risk

In January 2010, we terminated our five interest rate swap transactions and entered into two new swaps converting our $1,300 million 4.875% fixed rate notes to a floating interest rate tied to the six month in arrears LIBOR plus a constant spread.  These financial instruments are sensitive to changes in interest rates.  On August 31, 2010, we had $1,045 million in long-term debt obligations that had fixed interest rates.  A one percentage point increase or decrease in interest rates would increase or decrease the annual interest expense we recognize and the cash we pay for interest expense by approximately $13 million.

Item 8.	Financial Statements and Supplementary Data

See Item 15.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Form 10-K.  The controls evaluation was conducted under the supervision and with the participation of the Company’s management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”).  Based upon the controls evaluation, our CEO and CFO have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC, and that such information is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Report on Internal Control Over Financial Reporting

Management's report on internal control over financial reporting and the report of Deloitte & Touche LLP, the Company's independent registered public accounting firm, related to their assessment of the effectiveness of internal control over financial reporting are included in our fiscal 2010 Annual Report and are incorporated in this Item 9A by reference.

Changes in Internal Control over Financial Reporting

In connection with the evaluation pursuant to Exchange Act Rule 13a-15(d) of the Company's internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) by the Company's management, including its CEO and CFO, no changes during the quarter ended August 31, 2010 were identified that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Inherent Limitations on Effectiveness of Controls

Our management, including the CEO and CFO, do not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud.  A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met.  The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.  Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls.  The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Projections of any evaluation of controls effectiveness to future periods are subject to risks.  Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Item 10, with the exception of the information relating to the executive officers of the Company, which is presented in Part I above under the heading "Executive Officers of the Registrant," is incorporated herein by reference to the following sections of the Company's 2010 Proxy Statement:  Proposal 1, Election of Directors; Information Concerning Corporate Governance, the Board of Directors and its Committees; and Section 16(a) Beneficial Ownership Reporting Compliance.

The Company has adopted an Ethics Policy Statement applicable to all employees, officers and directors that incorporates policies and guidelines designed to deter wrongdoing and to promote honest and ethical conduct and compliance with applicable laws and regulations.   The Company has also adopted a Code of Ethics for Financial Executives.  This Code applies to and has been signed by the Chief Executive Officer, the Chief Financial Officer and the Controller.  The full text of the Ethics Policy Statement and the Code of Ethics for Financial Executives is available at the Company's website, investor.walgreens.com.  The Company intends to promptly disclose on its website in accordance with SEC rules changes to or waivers, if any, of the Code of Ethics for Financial Executives or the Ethics Policy Statement for directors and executive officers.

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

The information required by Item 11 is incorporated herein by reference to the following sections of the Company's 2010 Proxy Statement: Director Compensation; and Executive Compensation.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is incorporated herein by reference to the following sections of the Company's 2010 Proxy Statement: Security Ownership of Certain Beneficial Owners; and Management and Equity Plan Information.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information required by Item 13 is incorporated herein by reference to the following sections of the Company's 2010 Proxy Statement: Certain Relationships and Related Party Transactions; and Information Concerning Corporate Governance, the Board of Directors and its Committees.

Item 14.	Principal Accounting Fees and Services

The information required by Item 14 is incorporated herein by reference to the following sections of the Company's 2010 Proxy Statement: Independent Registered Public Accounting Firm Fees and Services.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	Documents filed as part of this report:

(1)	Financial statements. The following financial statements, supplementary data, and report of independent public accountants appearing in the 2010 Annual Report are incorporated herein by reference.

2010 Annual Report Page Number (printed)
Consolidated Statements of Earnings and Shareholders' Equity for the years ended August 31, 2010, 2009 and 2008	24 – 25
Consolidated Balance Sheets at August 31, 2010 and 2009	26
Consolidated Statements of Cash Flows for the years ended August 31, 2010, 2009 and 2008	27
Notes to Consolidated Financial Statements	28 – 38
Management's Report on Internal Control	40
Report of Independent Registered Public Accounting Firm	40

(2)	Financial statement schedules and supplementary information. The following financial statement schedule and related report of the independent registered public accounting firm is included herein.

10-K Page Number
Schedule II Valuation and Qualifying Accounts	15
Report of Independent Registered Public Accounting Firm	16

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

(3)	Exhibits. Exhibits 10.1 through 10.60 constitute management contracts or compensatory plans or arrangements required to be filed as exhibits pursuant to Item 15(b) of this Form 10-K.

The agreements included as exhibits to this report are included to provide information regarding their terms and not intended to provide any other factual or disclosure information about the Company or the other parties to the agreements.  The agreements may contain representations and warranties by each of the parties to the applicable agreement that were made solely for the benefit of the other parties to the applicable agreement, and:

•   should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;

•   may have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;

•   may apply standards of materiality in a way that is different from what may be viewed as material to you or other investors; and

•   were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time.

(b)           Exhibits

Exhibit No.	Description	SEC Document Reference
2.1	Agreement and Plan of Merger dated March 14, 2008 by and among Walgreen Co., Putter Acquisition Sub, Inc. and I-trax, Inc.	Incorporated by reference to Exhibit 2.1 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on March 17, 2008.

3.1	Articles of Incorporation of Walgreen Co., as amended.	Incorporated by reference to Exhibit 3(a) to Walgreen Co.’s Quarterly Report on Form 10-Q for the quarter ended February 28, 1999 (File No. 1-00604)

3.2	Amended and Restated By-Laws of Walgreen Co., as amended effective as of September 1, 2008.	Incorporated by reference to Exhibit 3.1 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on September 5, 2008

4.1*	Form of Indenture between Walgreen Co. and Wells Fargo Bank, National Association.	Incorporated by reference to Exhibit 4.1 to Walgreen Co.’s registration statement on Form S-3ASR (File No. 333-152315) filed with the SEC on July 14, 2008.

4.2	Form of 4.875% Note due 2013.	Incorporated by reference to Exhibit 4.1 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on July 17, 2008.

4.3	Form of 5.25% Note due 2019.	Incorporated by reference to Exhibit 4.1 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on January 13, 2009.

10.1	Top Management Long-Term Disability Plan.	Incorporated by reference to Exhibit 10 to Walgreen Co.’s Annual Report on Form 10-K for the fiscal year ended August 31, 1990 (File No. 1-00604).

10.2	Executive Short-Term Disability Plan Description.	Incorporated by reference to Exhibit 10 to Walgreen Co.’s Annual Report on Form 10-K for the fiscal year ended August 31, 1990 (File No. 1-00604).

10.3	Walgreen Co. Management Incentive Plan (as amended and restated effective September 1, 2008).	Incorporated by reference to Exhibit 10.3 to Walgreen Co.’s Annual Report on Form 10-K for the fiscal year ended August 31, 2008 (File No. 1-00604).

10.4	Walgreen Co. Long-Term Performance Incentive Plan (amendment and restatement of the Walgreen Co. Restricted Performance Share Plan).	Incorporated by reference to Exhibit 10.1 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on January 11, 2007.

10.5	Walgreen Co. Long-Term Performance Incentive Plan Amendment No. 1 (effective January 10, 2007).	Incorporated by reference to Exhibit 10.2 to Walgreen Co.’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2007 (File No. 1-00604).

10.6	Walgreen Co. Executive Stock Option Plan (as amended and restated effective January 13, 2010).	Incorporated by reference to Exhibit 99.1 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on January 20, 2010.

10.7	Form of Stock Option Agreement (Grades 12 through 17).	Incorporated by reference to Exhibit 10(e)(ii) to Walgreen Co.’s Annual Report on Form 10-K for the fiscal year ended August 31, 2004 (File No. 1-00604).

10.8	Form of Stock Option Agreement (Grades 18 and above).	Incorporated by reference to Exhibit 10(e)(iii) to Walgreen Co.’s Walgreen Co.’s Annual Report on Form 10-K for the fiscal year ended August 31, 2004 (File No. 1-00604).

10.9	Form of Stock Option Agreement (Grades 12 through 17) (effective September 1, 2008).	Incorporated by reference to Exhibit 10.11 to Walgreen Co.’s Annual Report on Form 10-K for the fiscal year ended August 31, 2008 (File No. 1-00604).

10.10	Form of Stock Option Agreement (Grades 18 and above) (effective September 1, 2008).	Incorporated by reference to Exhibit 10.12 to Walgreen Co.’s Annual Report on Form 10-K for the fiscal year ended August 31, 2008 (File No. 1-00604).

10.11	Form of Restricted Stock Unit Award Agreement (effective September 1, 2010).	Filed herewith.

10.12	Form of Performance Share Contingent Award Agreement (effective September 1, 2008).	Incorporated by reference to Exhibit 10.14 to Walgreen Co.’s Annual Report on Form 10-K for the fiscal year ended August 31, 2008 (File No. 1-00604).

10.13	Form of Restricted Stock Award Agreement (effective June 2008).	Incorporated by reference to Exhibit 10.15 to Walgreen Co.’s Annual Report on Form 10-K for the fiscal year ended August 31, 2008 (File No. 1-00604).

10.14	Walgreen Co. 1986 Director’s Deferred Fee/Capital Accumulation Plan.	Incorporated by reference to Exhibit 10 to Walgreen Co.’s Annual Report on Form 10-K for the fiscal year ended August 31, 1986 (File No. 1-00604).

10.15	Walgreen Co. 1987 Director’s Deferred Fee/Capital Accumulation Plan.	Incorporated by reference to Exhibit 10 to Walgreen Co.’s Quarterly Report on Form 10-Q for the quarter ended November 30, 1986 (File No. 1-00604).

10.16	Walgreen Co. 1988 Director’s Deferred Fee/Capital Accumulation Plan.	Incorporated by reference to Exhibit 10 to Walgreen Co.’s Quarterly Report on Form 10-Q for the quarter ended November 30, 1987 (File No. 1-00604).

10.17	Walgreen Co. 1992 Director’s Deferred Retainer Fee/Capital Accumulation Plan.	Incorporated by reference to Exhibit 10 to Walgreen Co.’s Annual Report on Form 10-K for the fiscal year ended August 31, 1992 (File No. 1-00604).

10.18	Walgreen Co. 1986 Executive Deferred Compensation/Capital Accumulation Plan.	Incorporated by reference to Exhibit 10 to Walgreen Co.’s Annual Report on Form 10-K for the fiscal year ended August 31, 1986 (File No. 1-00604).

10.19	Walgreen Co. 1988 Executive Deferred Compensation/Capital Accumulation Plan.	Incorporated by reference to Exhibit 10 to Walgreen Co.’s Quarterly Report on Form 10-Q for the quarter ended November 30, 1987 (File No. 1-00604).

10.20	Amendments to Walgreen Co. 1986 and 1988 Executive Deferred Compensation/ Capital Accumulation Plans.	Incorporated by reference to Exhibit 10 to Walgreen Co.’s Quarterly Report on Form 10-Q for the quarter ended November 30, 1988 (File No. 1-00604).

10.21	Walgreen Co. 1992 Executive Deferred Compensation/Capital Accumulation Plan Series 1.	Incorporated by reference to Exhibit 10 to Walgreen Co.’s Annual Report on Form 10-K for the fiscal year ended August 31, 1992 (File No. 1-00604).

10.22	Walgreen Co. 1992 Executive Deferred Compensation/Capital Accumulation Plan Series 2.	Incorporated by reference to Exhibit 10 to Walgreen Co.’s Annual Report on Form 10-K for the fiscal year ended August 31, 1992 (File No. 1-00604).

10.23	Walgreen Co. 1997 Executive Deferred Compensation/Capital Accumulation Plan Series 1.	Incorporated by reference to Exhibit 10(c) to Walgreen Co.’s Quarterly Report on Form 10-Q for the quarter ended February 28, 1997 (File No. 1-00604).

10.24	Walgreen Co. 1997 Executive Deferred Compensation/Capital Accumulation Plan Series 2.	Incorporated by reference to Exhibit 10(d) to Walgreen Co.’s Quarterly Report on Form 10-Q for the quarter ended February 28, 1997 (File No. 1-00604).

10.25	Walgreen Co. 2001 Executive Deferred Compensation/Capital Accumulation Plan.	Incorporated by reference to Exhibit 10(g) to Walgreen Co.’s Annual Report on Form 10-K for the fiscal year ended August 31, 2001 (File No. 1-00604).

10.26	Walgreen Co. 2002 Executive Deferred Compensation/Capital Accumulation Plan.	Incorporated by reference to Exhibit 10(g) to Walgreen Co.’s Annual Report on Form 10-K for the fiscal year ended August 31, 2002 (File No. 1-00604).

10.27	Walgreen Co. 2006 Executive Deferred Compensation/Capital Accumulation Plan (effective January 1, 2006).	Incorporated by reference to Exhibit 10(b) to Walgreen Co.’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2005 (File No. 1-00604).

10.28	Share Walgreens Stock Purchase/Option Plan (effective October 1, 1992), as amended.	Incorporated by reference to Exhibit 10(d) to Walgreen Co.’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2003 (File No. 1-00604).

10.29	Share Walgreens Stock Purchase/Option Plan Amendment No. 4 (effective July 15, 2005), as amended.	Incorporated by reference to Exhibit 10(h)(ii) to Walgreen Co.’s Annual Report on Form 10-K for the fiscal year ended August 31, 2005 (File No. 1-00604).

10.30	Share Walgreens Stock Purchase/Option Plan Amendment No. 5 (effective October 11, 2006).	Incorporated by reference to Exhibit 10(b) to Walgreen Co.’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2006 (File No. 1-00604).

10.31	Walgreen Select Senior Executive Retiree Medical Expense Plan.	Incorporated by reference to Exhibit 10(j) to Walgreen Co.’s Annual Report on Form 10-K for the fiscal year ended August 31, 1996 (File No. 1-00604).

10.32	Walgreen Select Senior Executive Retiree Medical Expense Plan Amendment No. 1 (effective August 1, 2002).	Incorporated by reference to Exhibit 10(a) to Walgreen Co.’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2003 (File No. 1-00604).

10.33	Walgreen Co. Profit-Sharing Restoration Plan (as restated effective January 1, 2003).	Incorporated by reference to Exhibit 10(b) to Walgreen Co.’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2003 (File No. 1-00604).

10.34	Walgreen Co. Profit-Sharing Restoration Plan Amendment No. 1 (effective January 1, 2008).	Incorporated by reference to Exhibit 10.36 to Walgreen Co.’s Annual Report on Form 10-K for the fiscal year ended August 31, 2008 (File No. 1-00604)

10.35	Walgreen Co. Profit-Sharing Restoration Plan Amendment No. 2 (effective January 1, 2010).	Incorporated by reference to Exhibit 10.1 to Walgreen Co.’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2010 (File No. 1-00604).

10.36	Walgreen Co. Retirement Plan for Outside Directors.	Incorporated by reference to Exhibit 10 to Walgreen Co.’s Annual Report on Form 10-K for the fiscal year ended August 31, 1989 (File No. 1-00604).

10.37	Walgreen Section 162(m) Deferred Compensation Plan (effective October 12, 1994).	Incorporated by reference to Exhibit 10(d) to Walgreen Co.’s Quarterly Report on Form 10-Q for the quarter ended November 30, 1994 (File No. 1-00604).

10.38	Walgreen Section 162(m) Deferred Compensation Plan Amendment No. 1 (effective July 9, 2003).	Incorporated by reference to Exhibit 10(n) to Walgreen Co.’s Annual Report on Form 10-K for the fiscal year ended August 31, 2003 (File No. 1-00604).

10.39	Walgreen Section 162(m) Deferred Compensation Plan Amendment No. 2 (effective January 1, 2008).	Incorporated by reference to Exhibit 10(a) to Walgreen Co.’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2007 (File No. 1-00604).

10.40	Walgreen Co. Nonemployee Director Stock Plan, as amended and restated (effective January 14, 2004).	Incorporated by reference to Exhibit 10(a) to Walgreen Co.’s Quarterly Report on Form 10-Q for the quarter ended February 29, 2004 (File No. 1-00604).

10.41	Walgreen Co. Nonemployee Director Stock Plan Amendment No. 1 (effective October 12, 2005).	Incorporated by reference to Exhibit 10(a) to Walgreen Co.’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2005 (File No. 1-00604).

10.42	Walgreen Co. Nonemployee Director Stock Plan Amendment No. 2 (effective October 11, 2006).	Incorporated by reference to Exhibit 10(f) to Walgreen Co.’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2006 (File No. 1-00604).

10.43	Walgreen Co. Nonemployee Director Stock Plan Amendment No. 3 (effective September 1, 2009).	Filed herewith.

10.44	Walgreen Co. Broad-Based Stock Option Plan (effective July 10, 2002).	Incorporated by reference to Exhibit 10(p) to Walgreen Co.’s Annual Report on Form 10-K for the fiscal year ended August 31, 2002 (File No. 1-00604).

10.45	Walgreen Co. Broad-Based Employee Stock Option Plan Amendment No. 1 (effective April 1, 2003).	Incorporated by reference to Exhibit 10(c) to Walgreen Co.’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2003 (File No. 1-00604).

10.46	Walgreen Co. Broad-Based Employee Stock Option Plan Amendment No. 2 (effective October 11, 2006).	Incorporated by reference to Exhibit 10(e) to Walgreen Co.’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2006 (File No. 1-00604).

10.47	Form of Memorandum Summarizing Executive Retirement Benefits.	Incorporated by reference to Exhibit 10(a) to Walgreen Co.’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2005 (File No. 1-00604).

10.48	Form of Change of Control Employment Agreements.	Incorporated by reference to Exhibit 10 to Walgreen Co.’s Current Report on Form 8-K dated October 18, 1988 (File No. 1-00604).

10.49	Amendment to Employment Agreements adopted July 12, 1989.	Incorporated by reference to Exhibit 10 to Walgreen Co.’s Annual Report on Form 10-K for the fiscal year ended August 31, 1989 (File No. 1-00604).

10.50	Separation and Release Agreement entered into between Walgreen Co. and Trent E. Taylor, dated February 27, 2008.	Incorporated by reference to Exhibit 99.1 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on March 4, 2008.

10.51	Retirement and Non-Competition Agreement effective as of October 10, 2008 between Jeffrey A. Rein and Walgreen Co.	Incorporated by reference to Exhibit 99.1 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on October 17, 2008

10.52	Executive Stock Option Plan – Stock Option Agreement made as of October 10, 2008 between Alan G. McNally and Walgreen Co.	Incorporated by reference to Exhibit 10.8 to Walgreen Co.’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2008 (File No. 1-00604).

10.53	Long-Term Performance Incentive – Plan Restricted Stock Unit Award Agreement made as of October 10, 2008 between Alan G. McNally and Walgreen Co.	Incorporated by reference to Exhibit 10.9 to Walgreen Co.’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2008 (File No. 1-00604)

10.54	Form of Amendment to Restricted Stock Unit Award Agreement (effective January 1, 2009).	Incorporated by reference to Exhibit 10.1 to Walgreen Co.’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2009 (File No. 1-00604).

10.55	Form of Amendment to Change of Control Employment Agreements (effective January 1, 2009).	Incorporated by reference to Exhibit 10.2 to Walgreen Co.’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2009 (File No. 1-00604)

10.56	Amendment to the Walgreen Co. 1986, 1988, 1992 (Series 1), 1992 (Series 2), 1997 (Series 1), 1997 (Series 2), 2001 and 2002 Executive Deferred Compensation/ Capital Accumulation Plans.	Incorporated by reference to Exhibit 10.3 to Walgreen Co.’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2009 (File No. 1-00604).

10.57	Separation and Release Agreement effective as of March 31, 2009 between Walgreen Co. and William M. Rudolphsen, filed with the SEC as Exhibit to Walgreen Co.’s, and incorporated by reference herein.	Incorporated by reference to Exhibit 10.1 to Walgreen Co.’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2009 (File No. 1-00604).

10.58	Amended and Restated Senior Executive Severance Agreement effective as of July 31, 2006 between Medmark, Inc. and Stanley B. Blaylock.	Incorporated by reference to Exhibit 10.1 to Walgreen Co.’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2009 (File No. 1-00604).

10.59	Separation and Release Agreement, effective April, 2, 2010, between Stanley B. Blaylock and Walgreen Co.	Incorporated by reference to Exhibit 10.1 to Walgreen Co.’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2010 (File No. 1-00604).

10.60	Voluntary Separation and Release Agreement, dated January 8, 2010, between George Riedl and Walgreen Co.	Filed herewith.

12.	Computation of Ratio of Earnings to Fixed Charges.	Filed herewith.

13.	Portions of the Walgreen Co. Annual Report to Shareholders for the fiscal year ended August 31, 2010.
This report, except for those portions thereof which are expressly incorporated by reference in this Form 10-K, is being furnished for the information of the SEC and is not deemed to be "filed" as a part of the filing of this Form 10-K.

21.	Subsidiaries of the Registrant.	Filed herewith.

23.	Consent of Independent Registered Public Accounting Firm.	Filed herewith.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.	Furnished herewith.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.	Furnished herewith.

101**
The following financial statements and footnotes from the Walgreen Co. Annual Report on Form 10-K for the year ended August 31, 2010, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statement of Earnings; (ii) Consolidated Statement of Cash Flows; (iii) Consolidated Balance Sheet; (iv) Consolidated Statement of Shareholders' Equity, and (v) the Notes to Consolidated Financial Statements.
Furnished herewith.

*
Other instruments defining the rights of holders of long-term debt of the registrant and its consolidated subsidiaries may be omitted from Exhibit 4 in accordance with Item 601(b)(4)(iii)(A) of Regulation S-K.  Copies of such agreements will be furnished to the SEC upon request.

**	In accordance with Rule 406T under Regulation S-T, the XBRL-related information in Exhibit 101 to this Annual Report on Form 10-K shall be deemed to be “furnished” and not “filed”.

WALGREEN CO. AND SUBSIDIARIES

SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED AUGUST 31, 2010, 2009 AND 2008

(Dollars in Millions)

Classification	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions	Balance at End of Period

Allowances deducted from receivables for doubtful accounts -

Year Ended August 31, 2010	$110	$111	$(117)	$104

Year Ended August 31, 2009	$96	$116	$(102)	$110

Year Ended August 31, 2008	$69	$88	$(61)	$96

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Walgreen Co.:

We have audited the consolidated financial statements of Walgreen Co. and Subsidiaries (the “Company”) as of August 31, 2010 and 2009, and for each of the three years in the period ended August 31, 2010, and the Company’s internal control over financial reporting as of August 31, 2010, and have issued our report thereon dated October 26, 2010; such consolidated financial statements and report are included in your 2010 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of the Company listed in Item 15. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois
October 26, 2010

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                    WALGREEN CO.

October 26, 2010                                    By:   /s/  Wade D. Miquelon             Executive Vice President and Chief Financial Officer
                         Wade D. Miquelon

Pursuant to the requirements of the Securities and Exchange Act of 1934 this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Gregory D. Wasson	President and Chief Executive Officer	October 26, 2010
Gregory D. Wasson	(Principal Executive Officer)

/s/ Wade D. Miquelon	Executive Vice President and Chief	October 26, 2010
Wade D. Miquelon	Financial Officer (Principal Financial Officer)

/s/ Mia M. Scholz	Vice President, Controller and Chief	October 26, 2010
Mia M. Scholz	Accounting Officer (Principal Accounting Officer)

/s/ David J. Brailer	Director	October 26, 2010
David J. Brailer

/s/ Steven A. Davis	Director	October 26, 2010
Steven A. Davis

/s/ William C. Foote	Director	October 26, 2010
William C. Foote

/s/ Mark P. Frissora	Director	October 26, 2010
Mark P. Frissora

/s/ Ginger L. Graham	Director	October 26, 2010
Ginger L. Graham

/s/ Alan G. McNally	Chairman of the Board	October 26, 2010
Alan G. McNally

/s/ Nancy M. Schlichting	Director	October 26, 2010
Nancy M. Schlichting

/s/ David Y. Schwartz	Director	October 26, 2010
David Y. Schwartz

/s/ Alejandro Silva	Director	October 26, 2010
Alejandro Silva

/s/ James A. Skinner	Director	October 26, 2010
James A. Skinner

INDEX

Exhibit No.	Description

10.11	Form of Restricted Stock Unit Award Agreement (effective September 1, 2010).

10.43	Walgreen Co. Nonemployee Director Stock Plan Amendment No. 3 (effective September 1, 2009).

10.60	Voluntary Separation and Release Agreement, dated January 8, 2010, between George Riedl and Walgreen Co.

12	Computation of Ratio of Earnings to Fixed Charges.

13
Annual Report to shareholders for the fiscal year ended August 31, 2010.  This report, except for those portions thereof which are expressly incorporated by reference in this Form 10-K, is being furnished for the information of the Securities and Exchange Commission and is not deemed to be "filed" as a part of the filing of this Form 10-K.

21	Subsidiaries of the Registrant.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

101*
The following financial statements and footnotes from the Walgreen Co. Annual Report on Form 10-K for the year ended August 31, 2010, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statement of Earnings; (ii) Consolidated Statement of Cash Flows; (iii) Consolidated Balance Sheet; (iv) Consolidated Statement of Shareholders' Equity, and (v) the Notes to Consolidated Financial Statements.

*	In accordance with Rule 406T under Regulation S-T, the XBRL-related information in Exhibit 101 to this Annual Report on Form 10-K shall be deemed to be “furnished” and not “filed”.