Form 10-Q
period 2010-11-30
WALGREEN CO
filed 2011-01-03
CIK 104207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended November 30, 2010

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
Yes ☐ No ☑

The number of shares outstanding of the registrant's Common Stock, $.078125 par value, as of November 30, 2010 was 922,415,432.

WALGREEN CO.

FORM 10-Q FOR THE QUARTER ENDED NOVEMBER 30, 2010

TABLE OF CONTENTS

PART I.         FINANCIAL INFORMATION

Item 1.	Consolidated Condensed Financial Statements (Unaudited)
	a)	Balance Sheets
	b)	Statements of Earnings
	c)	Statements of Cash Flows
	d)	Notes to Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosure about Market Risk
Item 4.	Controls and Procedures

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings
Item 1A.	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 6.	Exhibits

PART I. FINANCIAL INFORMATION

Item 1.  Consolidated Condensed Financial Statements (Unaudited)

The consolidated condensed financial statements of Walgreen Co. and subsidiaries included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  The Consolidated Condensed Balance Sheets as of November 30, 2010, August 31, 2010 and November 30, 2009, the Consolidated Condensed Statements of Earnings for the three months ended November 30, 2010 and 2009, and the Consolidated Condensed Statements of Cash Flows for the three months ended November 30, 2010 and 2009, have been prepared without audit.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  It is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest Annual Report on Form 10-K.

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

WALGREEN CO. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(UNAUDITED)
(In millions, except per share amounts)

	November 30,	August 31,	November 30,
	2010	2010	2009
Assets
Current Assets:
Cash and cash equivalents	$2,062	$1,880	$2,552
Short-term investments	-	-	600
Accounts receivable, net	2,472	2,450	2,577
Inventories	7,909	7,378	7,474
Other current assets	220	214	170
Total Current Assets	12,663	11,922	13,373
Non-Current Assets:
Property and equipment, at cost, less accumulated depreciation and amortization	11,197	11,184	10,865
Goodwill	1,896	1,887	1,467
Other non-current assets	1,288	1,282	843
Total Non-Current Assets	14,381	14,353	13,175
Total Assets	$27,044	$26,275	$26,548

Liabilities & Shareholders' Equity
Current Liabilities:
Short-term borrowings	$13	$12	$13
Trade accounts payable	4,955	4,585	5,043
Accrued expenses and other liabilities	2,780	2,763	2,446
Income taxes	401	73	320
Total Current Liabilities	8,149	7,433	7,822
Non-Current Liabilities:
Long-term debt	2,389	2,389	2,366
Deferred income taxes	360	318	275
Other non-current liabilities	1,783	1,735	1,464
Total Non-Current Liabilities	4,532	4,442	4,105
Commitments and Contingencies (see Note 13)
Shareholders' Equity:
Preferred stock $.0625 par value; authorized 32 million shares, none issued	-	-	-
Common stock $.078125 par value; authorized 3.2 billion shares; issued 1,025,400,000 at November 30, 2010, August 31, 2010 and November 30, 2009	80	80	80
Paid-in capital	708	684	633
Employee stock loan receivable	(74)	(87)	(127)
Retained earnings	17,266	16,848	15,679
Accumulated other comprehensive (loss) income	(23)	(24)	36
Treasury stock, at cost; 102,984,568 shares at November 30, 2010, 86,794,947 at August 31, 2010 and 40,226,063 at November 30, 2009	(3,594)	(3,101)	(1,680)
Total Shareholders' Equity	14,363	14,400	14,621
Total Liabilities & Shareholders' Equity	$27,044	$26,275	$26,548

The accompanying Notes to Consolidated Condensed Financial
Statements are an integral part of these Statements.

WALGREEN CO. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
(UNAUDITED)
(In millions, except per share amounts)

	Three Months Ended
	November 30, 2010	November 30, 2009

Net sales	$17,344	$16,364
Cost of sales	12,399	11,826
Gross Profit	4,945	4,538

Selling, general and administrative expenses	4,004	3,741
Operating Income	941	797

Interest expense, net	20	21

Earnings Before Income Tax Provision	921	776
Income tax provision	341	287
Net Earnings	$580	$489

Net earnings per common share – basic	$.62	$.49
Net earnings per common share – diluted	$.62	$.49

Dividends declared	$.1750	$.1375

Average shares outstanding	928.8	988.4
Dilutive effect of stock options	5.5	5.0
Average shares outstanding assuming dilution	934.3	993.4

The accompanying Notes to Consolidated Condensed Financial
Statements are an integral part of these Statements.

WALGREEN CO. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In millions)

	Three Months Ended November 30,
	2010	2009

Cash Flows from Operating Activities:
Net earnings	$580	$489
Adjustments to reconcile net earnings to net cash provided by operating activities -
Depreciation and amortization	273	257
Deferred income taxes	(1)	(4)
Stock compensation expense	26	24
Income tax savings from employee stock plans	-	3
Other	4	5
Changes in operating assets and liabilities -
Accounts receivable, net	(30)	(54)
Inventories	(526)	(682)
Other assets	17	3
Trade accounts payable	370	735
Accrued expenses and other liabilities	76	65
Income taxes	327	259
Other non-current liabilities	49	68
Net cash provided by operating activities	1,165	1,168

Cash Flows from Investing Activities:
Purchases of short-term investments held to maturity	-	(600)
Proceeds from short-term investments held to maturity	-	500
Additions to property and equipment	(273)	(304)
Proceeds from sale of assets	13	5
Business and intangible asset acquisitions, net of cash received	(63)	(32)
Other	(11)	-
Net cash used for investing activities	(334)	(431)

Cash Flows from Financing Activities:
Stock purchases	(510)	(195)
Proceeds related to employee stock plans	29	63
Cash dividends paid	(166)	(136)
Other	(2)	(4)
Net cash used for financing activities	(649)	(272)

Changes in Cash and Cash Equivalents:
Net increase in cash and cash equivalents	182	465
Cash and cash equivalents at September 1	1,880	2,087
Cash and cash equivalents at November 30	$2,062	$2,552

The accompanying Notes to Consolidated Condensed Financial
Statements are an integral part of these Statements.

WALGREEN CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(1) The consolidated condensed financial statements include the accounts of the Company and its subsidiaries.  All intercompany transactions have been eliminated.  The consolidated condensed financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and include amounts based on management’s prudent judgments and estimates.  Actual results may differ from these estimates.  For a complete discussion of all our significant accounting policies please see our 2010 Annual Report on Form 10-K.

(2) On October 30, 2008, the Company announced a series of strategic initiatives, approved by the Board of Directors, to enhance shareholder value.  One of these initiatives was a program known as “Rewiring for Growth”, which was designed to reduce cost and improve productivity through strategic sourcing of indirect spend, reducing corporate overhead and work throughout the Company’s stores, rationalization of inventory categories, and transforming community pharmacy.

The following pre-tax charges associated with Rewiring for Growth have been recorded in the Consolidated Condensed Statements of Earnings (In millions):

	Three Months Ended November 30,
	2010	2009
Severance and other benefits	$2	$7
Inventory charges	-	19
Restructuring expense	2	26
Consulting	5	7
Restructuring and restructuring related expenses	$7	$33

Cost of sales	$-	$19
Selling, general and administrative expenses	7	14
	$7	$33

Severance and other benefits include the charges associated with employees who were separated from the Company.  In the current fiscal year, 27 employees have been separated from the Company.  Since inception, a total of 917 employees have been separated from the Company as a result of these initiatives.

Inventory charges relate to on-hand inventory that has been reduced from cost to a selling price below cost.

We have recorded the following balances in accrued expenses and other liabilities on our Consolidated Condensed Balance Sheets (In millions):

Severance and Other Benefits
November 30, 2009 reserve balance	$1
Charges	10
Cash payments	(11)
August 31, 2010 reserve balance	-
Charges	2
Cash payments	(2)
November 30, 2010 reserve balance	$-

Additionally, as a part of the Company’s Customer Centric Retailing (CCR) initiative, it is enhancing the store format to ensure that it has the proper assortments, better category layouts and adjacencies, better shelf height and sight lines, and better assortment and brand and private brand layout, all of which are designed to positively enhance the shopper experience and increase customer frequency and purchase size.  The Company expects this format will be rolled out to approximately 5,500 existing stores.  At November 30, 2010, in total, the company has converted 1,714 stores and opened 431 new stores with the CCR format.  The Company expects to convert approximately 3,400 stores and open approximately 140 new stores with the CCR format in the remaining months of fiscal 2011.  For the remaining remodels, the Company expects the total cost, which includes both selling, general and administrative expenses and capital, to be $40 to $45 thousand per store.  For the three months ended November 30, 2010, the Company incurred $10 million in total program costs, of which $6 million was included in selling, general and administrative expenses and $4 million in capital costs.  During the same period last year, we incurred $11 million in total program costs, of which $8 million was included in selling, general and administrative expenses and $3 million in capital costs.

(3) Inventories are valued on a lower of last-in, first-out (LIFO) cost or market basis.  At November 30, 2010, August 31, 2010 and November 30, 2009, inventories would have been greater by $1,421 million, $1,379 million and $1,273 million respectively, if they had been valued on a lower of first-in, first-out (FIFO) cost or market basis.  LIFO inventory costs can only be determined annually when inflation rates and inventory levels are finalized; therefore, LIFO inventory costs for interim financial statements are estimated. Inventory includes product cost, inbound freight, warehousing costs and vendor allowances not included as a reduction of advertising expense.

(4) The Company provides for future costs related to closed locations.  The liability is based on the present value of future rent obligations and other related costs (net of estimated sublease rent) to the first lease option date.  During the three month period ended November 30, 2010, the Company recorded charges of $12 million for facilities that were closed or relocated under long-term leases.  This compares to $22 million for the three month period ended November 30, 2009.  These charges are reported in selling, general and administrative expenses on the Consolidated Condensed Statement of Earnings.

The changes in reserve for facility closings and related lease termination charges include the following (In millions):

	November 30,	August 31,	November 30,
	2010	2010	2009
Balance – beginning of period	$151	$99	$99
Provision for present value of non-cancellable lease payments of closed facilities	14	77	18
Assumptions about future sublease income, terminations, and changes in interest rates	(7)	(9)	(2)
Interest accretion	5	22	6
Cash payments, net of sublease income	(12)	(45)	(10)
Reserve acquired through acquisition	-	7	-
Balance – end of period	$151	$151	$111

(5) The principal retirement plan for employees is the Walgreen Profit-Sharing Retirement Trust to which both the Company and participating employees contribute.  The Company's contribution, which has historically related to pre-tax income and a portion of which is in the form of a guaranteed match, is determined annually at the discretion of the Board of Directors.  The profit-sharing provision was $82 million for the first quarter compared to $69 million last year.  The Company made no cash or other contributions in first quarter of fiscal 2011 or 2010.

(6) The Company granted 8,105,918 and 6,950,306 stock options under the Walgreen Co. Executive Stock Option Plan and the Walgreen Co. Stock Purchase/Option Plan (Share Walgreens) for the quarters ended November 30, 2010 and 2009, respectively.  Total stock-based compensation expense was $26 million for the quarter ended November 30, 2010 compared to $24 million last year.  In accordance with ASC topic 718 Compensation – Stock Compensation, compensation expense is recognized on a straight-line basis over the employee's vesting period or to the employee's retirement eligible date, if earlier.  For the quarter ended November 30, 2010 and 2009, the Company fully recognized retiree eligible expenses of $5 million and $6 million, respectively.  Therefore, compensation expense for the quarters ended November 30, 2010 and 2009 are not representative of compensation expense for the entire fiscal year.  There have been no material changes in the assumptions used to compute compensation expense during the current quarter.

The Company granted 758,957 and 599,117 restricted stock units under the Walgreen Co. Restricted Stock Unit Award Program for the quarters ended November 30, 2010 and 2009, respectively.  Dividends issued under the program, paid in the form of additional restricted stock units, totaled 9,393 units for the quarter ended November 30, 2010 versus 3,655 units in the same period last year.  The Company also granted 787,467 and 602,568 performance shares under the Walgreen Co. Performance Share Program for the quarters ended November 30, 2010 and 2009, respectively.  In accordance with ASC topic 718, compensation expense is recognized on a straight line basis based on a three year cliff vesting schedule for the Restricted Stock Unit Award Program and straight line over a three year performance period for the Performance Share Program.  For the quarters ended November 30, 2010 and 2009, the Company recognized $10 million and $3 million of expense related to these plans, respectively.

(7) The dilutive effect of outstanding stock options on earnings per share is calculated using the treasury stock method.  Stock options are anti-dilutive and excluded from the earnings per share calculation if the exercise price exceeds the average market price of the common shares for the periods presented.  At November 30, 2010 and 2009, outstanding options to purchase common shares of 37,678,621 and 21,820,384, respectively were excluded from the calculation.

(8) The Company provides certain health insurance benefits for retired employees who meet eligibility requirements, including age, years of service and date of hire.  The costs of these benefits are accrued over the service life of the employee. The Company's postretirement health benefit plans are not funded.

	Three Months Ended November 30,
Components of Net Periodic Benefit Costs (In millions):	2010	2009
Service cost	$4	$3
Interest cost	5	5
Amortization of actuarial loss	4	2
Amortization of prior service cost	(3)	(3)
Total postretirement benefit cost	$10	$7

(9) Short-term borrowings and long-term debt consists of the following at November 30, 2010, August 31, 2010 and November 30, 2009 (In millions):

	November 30, 2010	August 31, 2010	November 30, 2009
Short-Term Borrowings -
Current maturities of loans assumed through the purchase of land, buildings and equipment; various interest rates from 5.00% to 8.75%; various maturities from 2015 to 2035	$8	$7	$9
Other	5	5	4
Total short-term borrowings	$13	$12	$13

Long-Term Debt -
4.875% unsecured notes due 2013 net of unamortized discount and interest rate swap fair market value adjustment (see Note 11)	$1,348	$1,348	$1,325
5.250% unsecured notes due 2019 net of unamortized discount	996	995	995
Loans assumed through the purchase of land, buildings and equipment; various interest rates from 5.00% to 8.75%; various maturities from 2015 to 2035	53	53	55
	2,397	2,396	2,375
Less current maturities	(8)	(7)	(9)
Total-long term debt	$2,389	$2,389	$2,366

The Company has had no activity or outstanding balances in its commercial paper program since the second quarter of fiscal 2009.  In connection with the commercial paper program, the Company maintains two unsecured backup syndicated lines of credit that total $1,100 million.  The first $500 million facility expires on July 20, 2011, and allows for the issuance of up to $250 million in letters of credit, which reduces the amount available for borrowing.  The second $600 million facility expires on August 12, 2012.  The Company’s ability to access these facilities is subject to our compliance with the terms and conditions of the credit facilities, including financial covenants.  The covenants require the Company to maintain certain financial ratios related to minimum net worth and priority debt, along with limitations on the sale of assets and purchases of investments.  At November 30, 2010, the Company was in compliance with all such covenants.  The Company pays a facility fee to the financing banks to keep these lines of credit active.  At November 30, 2010, there were no letters of credit issued against these credit facilities and the Company does not anticipate any future letters of credit to be issued against these facilities.

On July 17, 2008, the Company issued notes totaling $1,300 million bearing an interest rate of 4.875% paid semiannually in arrears on February 1 and August 1 of each year, beginning on February 1, 2009. The notes will mature on August 1, 2013. The Company may redeem the notes, at any time in whole or from time to time in part, at its option at a redemption price equal to the greater of: (1) 100% of the principal amount of the notes to be redeemed; or (2) the sum of the present values of the remaining scheduled payments of principal and interest thereon (not including any portion of such payments of interest accrued as of the date of redemption), discounted to the date of redemption on a semiannual basis (assuming a 360-day year consisting of twelve 30-day months) at the Treasury Rate, plus 30 basis points, plus accrued interest on the notes to be redeemed to, but excluding, the date of redemption.  If a change of control triggering event occurs, unless the Company has exercised its option to redeem the notes, it will be required to offer to repurchase the notes at a purchase price equal to 101% of the principal amount of the notes plus accrued and unpaid interest to the date of redemption.  The notes are unsecured senior debt obligations and rank equally with all other unsecured senior indebtedness of the Company. The notes are not convertible or exchangeable.  Total issuance costs relating to this offering were $9 million, which included $8 million in underwriting fees.  The fair value of the notes as of November 30, 2010, was $1,431 million.  Fair value for these notes was determined based upon quoted market prices.

On January 13, 2009, the Company issued notes totaling $1,000 million bearing an interest rate of 5.25% paid semiannually in arrears on January 15 and July 15 of each year, beginning on July 15, 2009. The notes will mature on January 15, 2019. The Company may redeem the notes, at any time in whole or from time to time in part, at its option at a redemption price equal to the greater of: (1) 100% of the principal amount of the notes to be redeemed; or (2) the sum of the present values of the remaining scheduled payments of principal and interest thereon (not including any portion of such payments of interest accrued as of the date of redemption), discounted to the date of redemption on a semiannual basis (assuming a 360-day year consisting of twelve 30-day months) at the Treasury Rate, plus 45 basis points, plus accrued interest on the notes to be redeemed to, but excluding, the date of redemption.  If a change of control triggering event occurs, unless the Company has exercised its option to redeem the notes, it will be required to offer to repurchase the notes at a purchase price equal to 101% of the principal amount of the notes plus accrued and unpaid interest to the date of redemption.  The notes are unsecured senior debt obligations and rank equally with all other unsecured senior indebtedness of the Company. The notes are not convertible or exchangeable.  Total issuance costs relating to this offering were $8 million, which included $7 million in underwriting fees.  The fair value of the notes as of November 30, 2010, was $1,146 million.  Fair value for these notes was determined based upon quoted market prices.

(10) Changes in the carrying amount of goodwill consist of the following activity (In millions):

Net book value – December 1, 2009
Goodwill	$1,479
Accumulated impairment losses	(12)
Total	1,467
Acquisitions	435
Impairment charges	(16)
Other	1
Net book value – August 31, 2010	1,887
Acquisitions	33
Other	(24)
Net book value – November 30, 2010	$1,896

Other primarily represents immaterial final purchase accounting adjustments completed in November 2010 for the Company’s Duane Reade acquisition.

The carrying amount and accumulated amortization of intangible assets consists of the following (In millions):

	November 30, 2010	August 31, 2010	November 30, 2009
Gross Intangible Assets
Purchased prescription files	$778	$749	$589
Favorable lease interests	383	377	81
Purchasing and payor contracts	280	280	273
Trade name	44	44	25
Other amortizable intangible assets	108	103	64
Total gross intangible assets	1,593	1,553	1,032

Accumulated amortization
Purchased prescription files	(316)	(293)	(221)
Favorable lease interests	(48)	(38)	(21)
Purchasing and payor contracts	(74)	(68)	(51)
Trade name	(5)	(3)	(13)
Other amortizable intangibles	(40)	(37)	(25)
Total accumulated amortization	(483)	(439)	(331)
Total intangible assets, net	$1,110	$1,114	$701

Amortization expense for intangible assets was $52 million and $39 million for the quarters ended November 30, 2010 and 2009, respectively. The estimated annual amortization expense related to intangible assets as of November 30, 2010 is as follows (In millions):

2011	2012	2013	2014	2015
$213	$194	$169	$140	$110

 (11) The Company uses a derivative instrument to manage its interest rate exposure associated with some of its fixed-rate borrowings.  The Company does not use derivative instruments for trading or speculative purposes.  All derivative instruments are recognized in the consolidated condensed balance sheets at fair value.  The Company designates interest rate swaps as fair value hedges of fixed-rate borrowings.  For derivatives designated as fair value hedges, the change in the fair value of both the derivative instrument and the hedged item are recognized in earnings in the current period.  At the inception of a hedge transaction, the Company formally documents the hedge relationship and the risk management objective for undertaking the hedge.  In addition, it assess both at inception of the hedge and on an ongoing basis, whether the derivative in the hedging transaction has been highly effective in offsetting changes in fair value of the hedged item and whether the derivative is expected to continue to be highly effective.  The impact of any ineffectiveness is recognized currently in earnings.

Counterparties to derivative financial instruments expose the Company to credit-related losses in the event of nonperformance, but the Company currently does not expect any counterparties to fail to meet their obligations given their high credit ratings.

Fair Value Hedges
For derivative instruments that are designated and qualify as fair value hedges, the gain or loss on the derivative, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk, are recognized in current earnings.

The notional amounts of derivative instruments outstanding as of November 30, 2010, August 31, 2010 and November 30, 2009 were as follows (In millions):

Notional Amount
Derivatives designated as hedges:
Interest rate swaps	$1,300

The changes in fair value of the notes attributable to the hedged risk are included in long-term debt on the Consolidated Condensed Balance Sheets (see Note 9) and amortized through maturity.  At November 30, 2010, August 31, 2010 and November 30, 2009, the Company had net unamortized fair value changes of $51 million, $51 million and $28 million, respectively.

The fair value and balance sheet presentation of derivative instruments as of November 30, 2010, were as follows (In millions):

	Location in Consolidated Condensed Balance Sheet	November 30, 2010	August 31, 2010	November 30, 2009
Asset derivatives designated as hedges:
Interest rate swaps	Other non-current assets	$47	$44	$28

Gains and losses relating to the ineffectiveness of the Company’s derivative instruments are recorded in interest expense on the Consolidated Condensed Statement of Earnings.  The amounts recorded for the quarters ended November 30, 2010 and 2009 were immaterial.

(12) The Company measures its assets and liabilities in accordance with ASC topic 820 Fair Value Measurements and Disclosures.  ASC topic 820 defines fair value as the price that would be received for an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date.  In addition, it establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels:

Level 1 -	Quoted prices in active markets that are accessible at the measurement date for identical assets and liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.
Level 2 -	Observable inputs other than quoted prices in active markets.
Level 3 -	Unobservable inputs for which there is little or no market data available. The fair value hierarchy gives the lowest priority to Level 3 inputs.

Assets measured at fair value on a recurring basis were as follows (In millions):

	November 30, 2010	Level 1	Level 2	Level 3
Assets:
Money market funds	$1,382	$1,382	-	-
Interest rate swaps	47	-	$47	-

	August 31, 2010	Level 1	Level 2	Level 3
Assets:
Money market funds	$1,030	$1,030	-	-
Liabilities:
Interest rate swaps	44	-	$44	-

	November 30, 2009	Level 1	Level 2	Level 3
Assets:
Money market funds	$1,964	$1,964	-	-
Interest rate swaps	28	-	$28	-

Interest rate swaps are valued using six month LIBOR in arrears rates.  See Note 11 for additional disclosures regarding financial instruments.

Assets measured at fair value on a non-recurring basis were as follows (In millions):

	August 31, 2010	Level 1	Level 2	Level 3
Assets:
Goodwill	$3	-	-	$3

Our debt instruments are not reported at fair value in our statement of financial position and as a result, we will continue to report under the guidance of ASC topic 825 Financial Instruments, which requires us to disclose the fair value of our debt in the footnotes.

(13) The Company is involved in legal proceedings, including those described below, and is subject to investigations, inspections, audits, inquiries and similar actions by governmental authorities, arising in the normal course of the Company’s business.  Although the outcome of these legal proceedings and other matters cannot be forecast with certainty, management believes the final disposition of these matters will not have a material adverse effect on the Company’s business or consolidated financial position.

On April 16, 2008, the Plumbers and Steamfitters Local No. 7 Pension Fund filed a putative class action suit against the Company and its former and current chief executive officers in the United States District Court for the Northern District of Illinois.  The plaintiffs amended the complaint on October 16, 2008, which upon the Company’s motion the District Court dismissed on September 24, 2009.  Subsequently, the plaintiffs moved for the District Court to reconsider the dismissal and to allow plaintiffs leave to further amend the complaint.  The District Court granted plaintiffs’ motion on November 11, 2009.   The second amended complaint was then filed on behalf of purchasers of Company common stock during the period between June 25, 2007 and October 1, 2007.  As in the first amended complaint, the second amended complaint charges the Company and its former and current chief executive officers with violations of Section 10(b) of the Securities Exchange Act of 1934, claiming that the Company misled investors by failing to disclose (i) declining rates of growth in generic drug sales and (ii) increasing selling, general and administrative expenses in the fourth quarter of 2007, which allegedly had a negative impact on earnings.  On February 1, 2010, the Company filed a motion to dismiss the second amended complaint.  On September 29, 2010, the District Court dismissed the second amended complaint with prejudice.  The plaintiffs did not appeal the District Court’s dismissal.

On August 31, 2009, a Walgreen Co. shareholder named Dan Himmel filed a lawsuit, purportedly on the Company’s behalf, against several current and former officers and directors (each, an “Individual Defendant”).  The case is captioned Himmel v. Wasson, et. al. and was filed in the Circuit Court of Lake County, Illinois.  The allegations in the lawsuit are similar to the securities fraud lawsuit described above.  Himmel alleges that the Company’s management: (i) knew, or was reckless in not knowing, that selling, general and administrative expenses in the fourth quarter of 2007 were too high, in light of decreased profits from generic drug sales; (ii) knew, or was reckless in not knowing, that the Company would not realize gross profits near what many Wall Street analysts were predicting; and (iii) the directors and officers had a duty both to prevent the drop in gross profits and to disclose the expected drop to the public and failed to do either.  The Company’s investigation to date suggests that the allegations are without merit, and that the Individual Defendants acted in good faith, exercised prudent business judgment and acted in a manner that they reasonably believed to be in the Company’s best interests during the period at issue.  The Company intends to vigorously contest the allegations.  The case is set for a status hearing on January 21, 2011, at which time a briefing schedule may be set for the Individual Defendants to file a motion to dismiss.

The Company guarantees a credit agreement on behalf of SureScripts-RxHub, LLC, which provides electronic prescription data services.  This credit agreement, for which SureScripts-RxHub, LLC is primarily liable, has an expiration date of November 1, 2013.  The guarantee arose as a result of a business decision between parties to ensure that the operations of SureScripts-RxHub, LLC would have additional support to access financing.  The liability was $10 million at November 30, 2010, August 31, 2010 and November 30, 2009.  The maximum amount of future payments that could be required under the guaranty is $10 million.  The Company’s guarantee could be reduced to $5 million or fully released, should SureScripts-RxHub, LLC achieve specific net income and EBITDA targets.  If SureScripts-RxHub, LLC defaulted or became unable to pay its debts, the Company would be required to fulfill its portion of this guarantee.

(14)  On April 9, 2010, the Company completed the stock acquisition of Duane Reade Holdings, Inc., and Duane Reade Shareholders, LLC (Duane Reade), which consisted of 258 Duane Reade stores located in the New York City metropolitan area, as well as the corporate office and two distribution centers.  Total purchase price was $1,134 million, which included the assumption of debt.  Included in the purchase price is a fair market value adjustment to increase debt assumed by $81 million.  This acquisition increased the Company’s presence in the New York metropolitan area.

The allocation of the purchase price of Duane Reade was accounted for under the purchase method of accounting with the Company as the acquirer in accordance with ASC Topic 805, Business Combinations.  Goodwill, none of which is deductible for tax purposes, and other intangible assets recorded in connection with the acquisition totaled $401 million and $445 million, respectively.  Goodwill consists of expected purchasing synergies, consolidation of operations and reductions in selling, general and administrative expenses.  Intangible assets consist of $303 million of favorable lease interests (10-year weighted average useful life), $75 million in customer relationships (10-year useful life), $38 million in trade name (5-year useful life) and $29 million in other intangible assets (10-year useful life).

Assets acquired and liabilities assumed in the transaction were recorded at their acquisition date fair values while transaction costs associated with the acquisition were expensed as incurred.  The Company’s allocation was based on an evaluation of the appropriate fair values and represented management’s best estimate based on available data.  The final purchase accounting has been completed.  There were no material adjustments to the preliminary purchase price allocation.  The final fair values of assets acquired and liabilities assumed on April 9, 2010, are as follows (in millions):

Accounts receivable	$52
Inventory	228
Other current assets	99
Property and equipment	219
Other non-current assets	3
Intangible assets	445
Goodwill	401
Total assets acquired	1,447
Liabilities assumed	313
Debt assumed	574
Net cash paid	$560

The fair values of goodwill and intangible assets associated with the acquisition of Duane Reade were determined to be Level 3 under the fair value hierarchy.  Intangible asset values were estimated based on future cash flows and customer attrition rates discounted using an estimated weighted average cost of capital.

We assumed federal net operating losses of $286 million and state net operating losses of $261 million, both of which begin to expire in 2018, in conjunction with the Duane Reade acquisition.

The Company incurred $8 million in costs related to the acquisition in the current quarter, all of which was included in selling, general and administrative expenses.  Actual results from Duane Reade operations are included in the Consolidated Statements of Earnings as follows (in millions, except per share amounts):

Three Months Ended November 30, 2010
Net sales	$458
Net loss	(5)
Net earnings per common share:
Basic	$0.00
Diluted	$0.00

The aggregate purchase price of all business and intangible asset acquisitions, excluding Duane Reade, was $63 million for the three months ended November 30, 2010.  These acquisitions added $33 million to goodwill and $46 million to intangible assets, primarily prescription files.  The remaining fair value relates to immaterial amounts of tangible assets, less liabilities assumed.  Operating results of the businesses acquired have been included in the Consolidated Statements of Earnings from their respective acquisition dates forward.  Pro forma results of the Company, assuming all of the acquisitions had occurred at the beginning of each period presented, would not be materially different from the results reported.

 (15) We have recorded the following depreciation and amortization expense in the Consolidated Condensed Statements of Earnings (In millions):

	Three Months Ended November 30,
	2010	2009
Depreciation expense	$208	$207
Intangible asset amortization	52	39
System development costs amortization	13	11
Total depreciation and amortization expense	$273	$257

(16)  There was no cash interest paid for the three month period ended November 30, 2010 compared to $2 million in the prior year’s three month period.  Cash paid for income taxes was $14 million and $18 million for the three months ended November 30, 2010 and 2009, respectively.

 (17)  In August 2010, the Financial Accounting Standards Board (FASB) issued an exposure draft on lease accounting that would require entities to recognize assets and liabilities arising from lease contracts on the balance sheet.  The proposed exposure draft states that lessees and lessors should apply a “right-of-use model” in accounting for all leases.  Under the proposed model, lessees would recognize an asset for the right to use the leased asset, and a liability for the obligation to make rental payments over the lease term.  The lease term is defined as the longest possible term that is “more likely than not” to occur.  The accounting by a lessor would reflect its retained exposure to the risks or benefits of the underlying leased asset.  A lessor would recognize an asset representing its right to receive lease payments based on the expected term of the lease.  Comments on this exposure draft were due by December 15, 2010 and the final standard is expected to be issued in calendar 2011.  The proposed standard, as currently drafted, will have a material impact on the Company’s reported results of operations and financial position.  This exposure draft is non-cash in nature and will not impact the Company’s cash position.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with the financial statements and the related notes included elsewhere herein and our consolidated financial statements, accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended August 31, 2010.   This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in forward-looking statements. Factors that might cause a difference include, but are not limited to, those discussed under “Cautionary Note Regarding Forward-Looking Statements” below and in Item 1A (Risk Factors) in our Annual Report on Form 10-K.

INTRODUCTION

Walgreens is principally a retail drugstore chain that sells prescription and non-prescription drugs and general merchandise.  General merchandise includes, among other things, household items, convenience foods, personal care, beauty care, candy, photofinishing and seasonal items.  Customers can have prescriptions filled in retail pharmacies as well as through the mail, and customers may also place orders by telephone and via the Internet.  At November 30, 2010, we operated 8,133 locations in 50 states, the District of Columbia, Guam and Puerto Rico.  Total locations do not include 358 convenient care clinics operated by Take Care Health Systems, Inc.

	Number of Locations
Location Type	November 30, 2010	November 30, 2009
Drugstores	7,651	7,147
Worksite Facilities	370	382
Home Care Facilities	100	104
Specialty Pharmacies	10	14
Mail Service Facilities	2	2
Total	8,133	7,649

The drugstore industry is highly competitive.  In addition to other drugstore chains, independent drugstores and mail order prescription providers, we compete with various other retailers including grocery stores, convenience stores, mass merchants and dollar stores.

The Company’s sales, gross profit margin and gross profit dollars are impacted by both the percentage of prescriptions that we fill that are generic and the rate at which new generic versions are introduced to the market.  In general, generic versions of drugs generate lower total sales dollars per prescription, but higher gross profit margins and gross profit dollars, as compared with patent-protected brand name drugs.  The positive impact on gross profit margins and gross profit dollars has been significant in the first several months after a generic version of a drug is first allowed to compete with the branded version, which is generally referred to as a "generic conversion."  In any given year, the number of blockbuster drugs that undergo a conversion from branded to generic status can increase or decrease, which can have a significant impact on our sales, gross profit margins and gross profit dollars.  And, because any number of factors outside of the Company’s control or ability to foresee can affect timing for a generic conversion, we face substantial uncertainty in predicting when such conversions will occur and what effect they will have on particular future periods.

The long-term outlook for prescription utilization is strong due in part to the aging population, the increasing utilization of multi-source (i.e., generic) drugs, the continued development of innovative drugs that improve quality of life and control health care costs, and the expansion of health care insurance coverage under the Patient Protection and Affordable Care Act signed into law on March 23, 2010 (the ACA).  The ACA seeks to reduce federal spending by altering the Medicaid reimbursement formula (AMP) for multi-source drugs, and when implemented, is expected to reduce Medicaid reimbursements.

In conjunction with a class action settlement with two entities that publish the average wholesale price (AWP) of pharmaceuticals, the methodology used to calculate the AWP, a pricing reference widely used in the pharmacy industry, was changed in a way that reduced the AWP for many brand-name prescription drugs effective September 26, 2009.  The Company has reached understandings with most of its third party payers to adjust reimbursements to correct for this change in methodology; however, most state Medicaid programs that utilize AWP as a pricing reference did not take action to make similar adjustments, resulting in reduced Medicaid reimbursement for drugs affected by the change.

Total front-end sales have grown due to acquired stores and new store openings, as well as sales gains in existing stores.  Personal care, non-prescription drugs, convenience foods, liquor and beauty care front-end sales have increased.  Total front-end sales continue to be impacted by the overall economic impact of the recession and high unemployment rates.

We continue to expand into new markets and increase penetration in existing markets. To support our growth, we are investing in prime locations, technology and customer service initiatives.  We are focused on retail organic growth; however, consideration is given to retail and other acquisitions that provide unique opportunities and fit our business objectives, such as our acquisition of Duane Reade Holdings, Inc., which consisted of 258 Duane Reade stores located in the New York City metropolitan area, as well as the corporate office and two distribution centers.  This acquisition increased the Company’s presence in the New York metropolitan area.

RESTRUCTURING CHARGES

On October 30, 2008, we announced a series of strategic initiatives, approved by the Board of Directors, to enhance shareholder value.  One of these initiatives was a program known as “Rewiring for Growth,” which was designed to reduce cost and improve productivity through strategic sourcing of indirect spend, reducing corporate overhead and work throughout our stores, rationalization of inventory categories, and transforming community pharmacy.  We expect to complete these initiatives in the current fiscal year.

We have recorded the following pre-tax charges associated with our Rewiring for Growth program in the Consolidated Condensed Statements of Earnings (In millions):

	Three Months Ended November 30,
	2010	2009
Severance and other benefits	$2	$7
Inventory charges	-	19
Restructuring expense	2	26
Consulting	5	7
Restructuring and restructuring related expenses	$7	$33

Cost of sales	$-	$19
Selling, general and administrative expenses	7	14
	$7	$33

Severance and other benefits include the charges associated with employees who were separated from the Company.  In the current fiscal year, 27 employees have been separated from the Company.  Since inception, a total of 917 employees have been separated from the Company as a result of these initiatives.

Inventory charges relate to on-hand inventory that has been reduced from cost to a selling price below cost.  In addition, as a part of our restructuring efforts we sold an incremental amount of inventory below traditional retail prices.  The dilutive effect of these sales on gross profit was $1 million in the current quarter compared to $9 million last year.

We incurred pre-tax costs of $8 million ($7 million restructuring and restructuring related expenses and $1 million of gross profit dilution) in the first quarter.  Since inception, we have incurred $366 million ($312 million of restructuring and restructuring related expenses, and $54 million of gross profit dilution).  We anticipate approximately $40 million of pre-tax restructuring and restructuring related expenses and gross profit dilution in the remaining months of fiscal 2011.
We have recorded the following balances within the accrued expenses and other liabilities section of our Consolidated Condensed Balance Sheets (In millions):

Severance and Other Benefits
November 30, 2009 reserve balance	$1
Charges	10
Cash payments	(11)
August 31, 2010 reserve balance	-
Charges	2
Cash payments	(2)
November 30, 2010 reserve balance	$-

We have realized incremental savings related to the Rewiring for Growth program of approximately $140 million for the three month period ended November 30, 2010.  Selling, general and administrative expenses realized incremental savings of $122 million in the quarter while cost of sales benefited by $18 million.  Since inception, we have realized total savings related to Rewiring for Growth of approximately $861 million.  Selling, general and administrative expenses realized total savings of $763 million, while cost of sales benefited by approximately $98 million.  The savings are primarily the result of expense reduction initiatives, reduced store labor and personnel reductions.

Additionally, as a part of our Customer Centric Retailing (CCR) initiative, we are enhancing the store format to ensure we have the proper assortments, better category layouts and adjacencies, better shelf height and sight lines and brand and private brand layout, all of which are designed to positively enhance the shopper experience and increase customer frequency and purchase size.  We expect this format will be rolled out to approximately 5,500 existing stores.  At November 30, 2010, in total, we have converted 1,714 stores and opened 431 new stores with the CCR format.  We expect to convert approximately 3,400 stores and open approximately 140 new stores with the CCR format in the remaining months of fiscal 2011.  For the remaining remodels, we expect the total cost, which includes both selling, general and administrative expenses and capital, to be $40 to $45 thousand per store.  For the three months ended November 30, 2010, we incurred $10 million in total program costs, of which $6 million was included in selling, general and administrative expenses and $4 million in capital costs.  During the same period last year, we incurred $11 million in total program costs, of which $8 million was included in selling, general and administrative expenses and $3 million in capital costs.

OPERATING STATISTICS

	Percentage Increases/(Decreases)
	Three Months Ended November 30,
	2010	2009
Net Sales	6.0	9.5
Net Earnings	18.8	19.6
Comparable Drugstore Sales	0.8	4.9
Prescription Sales	5.3	10.0
Comparable Drugstore Prescription Sales	0.9	6.1
Front-End Sales	7.3	8.5
Comparable Drugstore Front-End Sales	0.4	2.7
Gross Profit	9.0	9.3
Selling, General and Administrative Expenses	7.0	7.4

	Percent to Net Sales
	Three Months Ended November 30,
	2010	2009
Gross Margin	28.5	27.7
Selling, General and Administrative Expenses	23.1	22.8

	Other Statistics
	Three Months Ended November 30,
	2010	2009
Prescription Sales as a % of Net Sales	65.8	66.2
Third Party Sales as a % of Total Prescription Sales	95.3	94.7
Total Number of Prescriptions (in millions)	181	174
30 Day Equivalent Prescriptions (in millions) *	202	194
Total Number of Locations	8,133	7,649

* Includes the adjustment to convert prescriptions greater than 84 days to the equivalent of three 30-day prescriptions. This adjustment reflects the fact that these prescriptions include approximately three times the amount of product days supplied compared to a normal prescription.

RESULTS OF OPERATIONS

Net earnings for the first quarter ended November 30, 2010 were $580 million or $.62 per share (diluted).  This was an 18.8% increase over the same quarter last year.  The net earnings increase in the quarter was primarily attributable to improved gross margins, partially offset by higher selling, general and administrative expenses as a percentage of sales.  Duane Reade, including costs associated with the acquisition, recorded a pre-tax loss of $8 million in the current quarter.  Additionally, for the quarter ended November 30, 2010 we recorded pre-tax Rewiring for Growth expenses of $7 million and margin dilution of $1 million.  This compares to pre-tax Rewiring for Growth expenses of $33 million, or $.02 per share (diluted) and pre-tax margin dilution of $9 million, or $.01 per share (diluted), in the prior year’s quarter.

Net sales for the quarter ended November 30, 2010 increased by 6.0% to $17,344 million. The acquisition of Duane Reade increased total sales by 2.8% in the current quarter.  Drugstore sales increases resulted from sales gains in existing stores and added sales from new stores, each of which include an indeterminate amount of market-driven price changes.  Sales in comparable drugstores were up 0.8% in the current quarter.  Comparable drugstores are defined as those that have been open for at least twelve consecutive months without closure for seven or more consecutive days and without a major remodel or a natural disaster in the past twelve months.  Remodels associated with our CCR initiative are not considered major and therefore do not affect comparable drugstore results.  Relocated and acquired stores (including Duane Reade) are not included as comparable stores for the first twelve months after the relocation or acquisition.  We operated 8,133 locations (7,651 drugstores) as of November 30, 2010, compared to 7,649 locations (7,147 drugstores) a year earlier.

Prescription sales increased by 5.3% and represented 65.8% of total sales for the quarter ended November 30, 2010.  The acquisition of Duane Reade increased prescription sales by 1.9% in the current quarter.  In the prior year’s quarter, prescription sales increased 10.0% and represented 66.2% of total sales.  Comparable drugstore prescription sales were up 0.9% for the quarter ended November 30, 2010.  The effect of generic drugs, which have a lower retail price, replacing brand name drugs reduced prescription sales by 3.0% in the current quarter versus to 2.3% in the prior year’s quarter.  The effect of generics on total sales was a reduction of 1.8% in the current quarter compared to 1.4% in the prior year’s quarter.  Third party sales, where reimbursement is received from managed care organizations, the government, employers or private insurers were 95.3% of prescription sales for the quarter ended November 30, 2010, compared to 94.7% in the prior year.  We receive market driven reimbursements from non-governmental payors, a number of which typically reset in January.  The total number of prescriptions filled for the current quarter (including immunizations) was approximately 181 million compared to 174 million for the same period last year.  Prescriptions adjusted to 30 day equivalents were 202 million in the current quarter versus 194 million in last year’s quarter.

Front-end sales increased 7.3% and were 34.2% of total sales for the quarter ended November 30, 2010.  The acquisition of Duane Reade increased front-end sales by 4.6% in the quarter.  In the prior year’s quarter front end sales increased 8.5% and comprised 33.8% of total sales.  In addition to the impact of Duane Reade, the increase in front-end sales is due in part to new store openings and improved sales dollars related to non-prescription drugs, liquor, personal care and beauty care.  Comparable drugstore front-end sales increased 0.4% for the current quarter compared to the prior year, which increased 2.7%.  The increase in comparable front end sales in the quarter was primarily attributed to liquor, non-prescription drugs and beauty care, which was partially offset by decreased sales in household and photo products and convenience foods.

Gross margin as a percent of sales was 28.5% in the current quarter compared to 27.7% last year.  Overall margins in the quarter were positively impacted by higher front-end margins, including reduced Rewiring for Growth costs.  Also impacting margins was an increase in retail pharmacy margins where the positive effect of generic drug sales more than offset market driven reimbursements and a $34 million pre-tax, or $.02 per share (diluted), writedown of flu shot inventory.

We use the LIFO method of inventory valuation, which can only be determined annually when inflation rates and inventory levels are finalized; therefore, LIFO inventory costs for the interim financial statements are estimated.  Cost of sales included a LIFO provision of $42 million for the quarter ended November 30, 2010 versus $34 million a year ago.  Our estimated annual inflation rate at November 30, 2010 was 2.00% compared to 1.75% in the prior year’s period.  The prior year’s rate anticipated lower inflation on non-prescription inventory.

Selling, general and administrative expenses as a percentage of sales were 23.1% for the first quarter compared to 22.8% a year ago.  As a percentage of sales, the current quarter increase was due to Duane Reade operational expenses and other corporate miscellaneous expenses, partially offset by incremental savings from our Rewiring for Growth initiatives, primarily reduced store payroll and expenses and lower advertising expenses.

Interest was a net expense of $20 million and $21 million for the quarters ending November 30, 2010 and 2009, respectively.  The decrease in interest expense for the three month period is primarily attributed to reduced interest rates tied to our fixed to variable interest rate swap.  The current and prior years’ interest expense is net of $3 million, which was capitalized to construction projects.

The effective tax rate was 37.0% for the periods ended November 30, 2010 and 2009.

CRITICAL ACCOUNTING POLICIES

The consolidated condensed financial statements are prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses as well as related disclosures.  Management bases its estimates and judgments on historical experience and other assumptions, which it believes to be reasonable under the circumstances.  Actual results may differ from these estimates.  To the extent that the estimates used differ from actual results, adjustments to the statement of earnings and corresponding balance sheet accounts would be necessary.  These adjustments would be made in future statements.  For a complete discussion of all our significant accounting policies please see our 2010 Annual Report on Form 10-K.  Some of the more significant estimates include goodwill and other intangible asset impairment, allowance for doubtful accounts, vendor allowances, liability for closed locations, liability for insurance claims, cost of sales, and income taxes.  We use the following methods to determine our estimates:

Goodwill and other intangible asset impairment -

Goodwill and other indefinite-lived intangible assets are not amortized, but are evaluated for impairment annually during the fourth quarter, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.  As part of our impairment analysis for each reporting unit, we engaged a third party appraisal firm to assist in the determination of estimated fair value for each unit.  This determination included estimating the fair value using both the income and market approaches.  The income approach requires management to estimate a number of factors for each reporting unit, including projected future operating results, economic projections, anticipated future cash flows and discount rates.  The market approach estimates fair value using comparable marketplace fair value data from within a comparable industry grouping.

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

Vendor allowances -

Vendor allowances are principally received as a result of purchases, sales or promotion of vendors' products.   Allowances are generally recorded as a reduction of inventory and are recognized as a reduction of cost of sales when the related merchandise is sold.  Those allowances received for promoting vendors' products are offset against advertising expense and result in a reduction of selling, general and administrative expenses to the extent of advertising incurred, with the excess treated as a reduction of inventory costs.  We have not made any material changes to the method of estimating our vendor allowances during the last three years.  Based on current knowledge, we do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions used to determine vendor allowances.

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

In determining our provision for income taxes, we use an annual effective income tax rate based on full-year income, permanent differences between book and tax income, and statutory income tax rates. The effective income tax rate also reflects our assessment of the ultimate outcome of tax audits. Discrete events such as audit settlements or changes in tax laws are recognized in the period in which they occur.  Based on current knowledge, we do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions used to determine the amounts recorded for income taxes.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $2,062 million at November 30, 2010, compared to $2,552 million at November 30, 2009.  Short-term investment objectives are to minimize risk, maintain liquidity and maximize after-tax yields.  To attain these objectives, investment limits are placed on the amount, type and issuer of securities.  Investments are principally in U.S. Treasury market funds and Treasury Bills.

Net cash provided by operating activities for the three months ended November 30, 2010 was $1,165 million compared to $1,168 million a year ago.  When compared to the prior year, higher net earnings in the current period were offset by lower working capital improvements.  For the three months ended November 30, 2010, we generated $234 million in cash flow from working capital improvements, as compared to the prior year’s period where working capital improvements generated $326 million of cash.  Cash provided by operations is the principal source of funds for expansion, acquisitions, remodeling programs, dividends to shareholders and stock repurchases.

Net cash used for investing activities was $334 million for the three months ended November 30, 2010 compared to $431 million a year ago.  Additions to property and equipment were $273 million compared to $304 million last year.  During the current year’s first quarter we added a total of 131 locations (87 net) compared to 184 last year (153 net).  There were 29 owned locations added during the first quarter and 57 under construction at November 30, 2010 versus 30 owned locations added and 50 under construction last year.

	Drugstores	Worksites	Home Care	Specialty Pharmacy	Mail Service	Total
August 31, 2010	7,562	367	101	14	2	8,046
New/Relocated	109	5	-	1	-	115
Acquired	12	-	4	-	-	16
Closed/Replaced	(32)	(2)	(5)	(5)	-	(44)
November 30, 2010	7,651	370	100	10	2	8,133

Business acquisitions this year were $63 million versus $32 million in the prior year.  Business acquisitions in the current year include the purchase of $29 million of home care assets with the remaining balances relating primarily to the purchase of prescription files.  The prior year acquisitions are primarily related to the purchase of prescription files.

Capital expenditures for fiscal 2011 are expected to be approximately $1.4 billion, excluding business acquisitions and prescription file purchases.  We expect new drugstore organic growth of approximately 2.5 to 3.0 percent in fiscal 2011.  In the first quarter, we added a total of 131 locations, of which 109 were new or relocated drugstores. We are continuing to relocate stores to more convenient and profitable freestanding locations.

Net cash used for financing activities was $649 million compared to the prior year’s net cash use of $272 million.  On October 14, 2009, our Board of Directors approved a long-term capital policy: to maintain a strong balance sheet and financial flexibility; reinvest in our core strategies; invest in strategic opportunities that reinforce our core strategies and meet return requirements; and return surplus cash flow to shareholders in the form of dividends and share repurchases over the long term.  In connection with our capital policy, our Board of Directors authorized a share repurchase program (2009 repurchase program) and set a long-term dividend payout ratio target between 30 and 35 percent.  The 2009 repurchase program, which was completed in September 2010, allowed for the repurchase of up to $2,000 million of the Company’s common stock prior to its expiration on December 31, 2013.  For the three months ended November 30, 2010 and 2009 shares totaling $360 million and $150 million were purchased in conjunction with the 2009 repurchase program, respectively.  On October 13, 2010, our Board of Directors authorized a new share repurchase program (2011 repurchase program) which allows for the repurchase of up to $1,000 million of the Company’s common stock prior to its expiration on December 31, 2012.  For the three months ended November 30, 2010, shares totaling $150 million were purchased in conjunction with the 2011 repurchase program.  To support the needs of the employee stock plans, we did not purchase any shares in the current year compared to $45 million a year ago.  We had proceeds related to employee stock plans of $29 million during the first three months versus $63 million for the same period last year.  Cash dividends paid were $166 million during the first three months versus $136 million for the same period a year ago.

We had no commercial paper outstanding at November 30, 2010.  In connection with our commercial paper program, we maintain two unsecured backup syndicated lines of credit that total $1,100 million.  The first $500 million facility expires on July 20, 2011, and allows for the issuance of up to $250 million in letters of credit, which reduce the amount available for borrowing.  The second $600 million facility expires on August 12, 2012.  Our ability to access these facilities is subject to our compliance with the terms and conditions of the credit facility, including financial covenants.  The covenants require us to maintain certain financial ratios related to minimum net worth and priority debt, along with limitations on the sale of assets and purchases of investments.  At November 30, 2010, we were in compliance with all such covenants.  The Company pays a facility fee to the financing banks to keep these lines of credit active.  At November 30, 2010, there were no letters of credit issued against these facilities and we do not anticipate any future letters of credit to be issued against these facilities.

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

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The following table lists our contractual obligations and commitments as of November 30, 2010:

	Payments Due by Period (In millions)
	Total	Less than 1 Year	1-3 Years	3-5 Years	Over 5 Years
Operating leases (1)	$36,107	$2,286	$4,587	$4,398	$24,836
Purchase obligations (2):
Open inventory purchase orders	1,579	1,579	-	-	-
Real estate development	353	189	140	24	-
Other corporate obligations	851	375	363	93	20
Long-term debt*(3)	2,354	9	1,304	9	1,032
Interest payment on long-term debt	636	113	232	105	186
Insurance*	574	226	175	83	90
Retiree health*	446	12	27	33	374
Closed location obligations*	151	42	39	22	48
Capital lease obligations *(1)	95	4	6	6	79
Other long-term liabilities reflected on the balance sheet*(4)	895	94	184	152	465
Total	$44,041	$4,929	$7,057	$4,925	$27,130
* Recorded on balance sheet.

(1)
Amounts for operating leases and capital leases do not include certain operating expenses under the leases such as common area maintenance, insurance and real estate taxes.  These expenses for the Company's most recent fiscal year were $375 million.

(2)	The purchase obligations include agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including open purchase orders.
(3)	Total long-term debt on the Consolidated Condensed Balance Sheet includes a $51 million fair market value adjustment and $7 million of unamortized discount.
(4)	Includes $79 million ($31 million due in 1-3 years, $34 million due in 3-5 years and $14 million due in over 5 years) of unrecognized tax benefits recorded under ASC topic 740.

The expected timing of payments of the obligations above is estimated based on current information. Timing of payments and actual amounts paid may be different, depending on the time of receipt of goods or services, or changes to agreed-upon amounts for some obligations.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any unconsolidated special purpose entities and, except as described herein, we do not have significant exposure to any off-balance sheet arrangements. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have: (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

Letters of credit are issued to support purchase obligations and commitments (as reflected on the Contractual Obligations and Commitments table) as follows (In millions):

Insurance	$233
Inventory obligations	83
Real estate development	19
Total	$335

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

RECENT ACCOUNTING PRONOUNCEMENTS

In August 2010, the Financial Accounting Standards Board (FASB) issued an exposure draft on lease accounting that would require entities to recognize assets and liabilities arising from lease contracts on the balance sheet.  The proposed exposure draft states that lessees and lessors should apply a “right-of-use model” in accounting for all leases.  Under the proposed model, lessees would recognize an asset for the right to use the leased asset, and a liability for the obligation to make rental payments over the lease term.  The lease term is defined as the longest possible term that is “more likely than not” to occur.  The accounting by a lessor would reflect its retained exposure to the risks or benefits of the underlying leased asset.  A lessor would recognize an asset representing its right to receive lease payments based on the expected term of the lease.  Comments on this exposure draft were due by December 15, 2010 and the final standard is expected to be issued in the second calendar quarter of 2011.  The proposed standard, as currently drafted, will have a material impact on the Company’s reported results of operations and financial position.  This exposure draft is non-cash in nature and will not impact the Company’s cash position.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report and other documents that we file with the Securities and Exchange Commission contain forward-looking statements that are based on current expectations, estimates, forecasts and projections about our future performance, our business, our beliefs and our management’s assumptions.  Statements that are not historical facts are forward-looking statements, including forward-looking information concerning pharmacy sales trends, prescription margins, number and location of new store openings, outcomes of litigation, the level of capital expenditures, industry trends, demographic trends, growth strategies, financial results, cost reduction initiatives, acquisition synergies, regulatory approvals, and competitive strengths.  Words such as “expect,” “outlook,” “forecast,” “would,” “could,” “should,” “project,” “intend,” “plan,” “continue,” “believe,” “seek,” “estimate,” “anticipate,” “may,” “assume,” and variations of such words and similar expressions are often used to identify such forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements are not guarantees of future performance and involve risks, assumptions and uncertainties, including, but not limited to, those described in Item 1A “Risk Factors” in our Form 10-K for the fiscal year ended August 31, 2010 and in other reports that we file or furnish with the Securities and Exchange Commission.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those indicated or anticipated by such forward-looking statements.  Accordingly, you are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date they are made.  Except to the extent required by law, we undertake no obligation to update publicly any forward-looking statements after the date they are made, whether as a result of new information, future events, changes in assumptions or otherwise.

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

In January 2010, we entered into two interest rate swap transactions converting our $1,300 million 4.875% fixed rate notes to a floating interest rate tied to the six month LIBOR in arrears plus a constant spread.  These financial instruments are sensitive to changes in interest rates.  On November 30, 2010, we had $1,053 million in long-term debt obligations that had fixed interest rates.  A one percentage point increase or decrease in interest rates would increase or decrease the annual interest expense we recognize and the cash we pay for interest expense by approximately $13 million.

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q.  The controls evaluation was conducted under the supervision and with the participation of the Company’s management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”).  Based upon the controls evaluation, our CEO and CFO have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC, and that such information is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

In connection with the evaluation pursuant to Exchange Act Rule 13a-15(d) of the Company's internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) by the Company's management, including its CEO and CFO, no changes during the quarter ended November 30, 2010 were identified that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 1A.   Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended August 31, 2010, which could materially affect our business, financial condition or future results.

Our quarterly results may be volatile.

Our operating results have historically varied on a quarterly basis and are likely to vary in the future based upon a number of factors, some of which we have little or no control over. Factors that may affect our quarterly operating results include, but are not limited to, economic conditions, including the rate of unemployment, seasonality, product mix, the timing of the introduction of new generic and brand name prescription drugs, the severity and timing of cold and flu season, the timing and magnitude of certain Company initiatives, changes in reimbursement rates and the other risk factors discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended August 31, 2010. Accordingly, we believe that period-to-period comparisons of our operating results may not necessarily be indicative of our future quarterly or annual performance.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)
The following table provides information about purchases by the Company during the quarter ended November 30, 2010 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Program (2)
9/1/2010 – 9/30/2010	12,361,469	$29.12	12,361,469	$-
10/1/2010 - 10/31/2010	-	$-	-	$1,000,000,000
11/1/2010 - 11/30/2010	4,316,600	$34.68	4,316,600	$850,317,849
Total	16,678,069	$30.56	16,678,069	$850,317,849

(1)
The Company did not purchase any shares of its common stock in open-market transactions to satisfy the requirements of the Company's employee stock purchase and option plans, as well as the Company's Nonemployee Director Stock Plan.

(2)
On October 14, 2009, the Board of Directors approved a share repurchase program (2009 repurchase program). The 2009 repurchase program, which was completed in September 2010, authorized the repurchase of up to $2,000 million of the Company’s common stock prior to its expiration on December 31, 2013. On October 13, 2010, the Board of Directors approved a new share repurchase program (2011 repurchase program) which allows for the repurchase of up to $1,000 million of the Company’s common stock prior to its expiration on December 31, 2012. The total remaining authorization under the 2011 repurchase program is $850 million as of November 30, 2010.

Item 6.   EXHIBITS

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

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time.

Exhibit No.		Description	SEC Document Reference
3.1		Articles of Incorporation of Walgreen Co., as amended.	Incorporated by reference to Exhibit 3(a) to Walgreen Co.’s Quarterly Report on Form 10-Q for the quarter ended February 28, 1999 (File No. 1-00604)

3.2		Amended and Restated By-Laws of Walgreen Co., as amended effective as of September 1, 2008.	Incorporated by reference to Exhibit 3.1 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on September 5, 2008

10.1	*	Walgreen Co. 2011 Executive Deferred Compensation Plan	Incorporated by reference to Exhibit 10.1 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on November 12, 2010

10.2	*	Walgreen Co. 162(m) Deferred Compensation Plan, as amended	Incorporated by reference to Exhibit 10.1 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on December 6, 2010

10.3	*	Amendment to the Walgreen Co. Profit Sharing Restoration Plan	Filed herewith.

12		Computation of Ratio of Earnings to Fixed Charges.	Filed herewith.

31.1		Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2		Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1		Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.	Filed herewith.

32.2		Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.	Filed herewith.

101	**
The following financial statements and footnotes from the Walgreen Co. Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2010, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Condensed Balance Sheets; (ii) Consolidated Condensed Statement of Earnings; (iii) Consolidated Condensed Statement of Cash Flows; and (iv) the Notes to Consolidated Condensed Financial Statements.
Furnished herewith.

*	Management contract or compensatory plan or arrangement.
**	In accordance with Rule 406T under Regulation S-T, the XBRL-related information in Exhibit 101 to this Annual Report on Form 10-K shall be deemed to be “furnished” and not “filed”.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WALGREEN CO.
(Registrant)

Dated: 1/03/11	/s/ W.D. Miquelon
W.D. Miquelon
Executive Vice President
(Chief Financial Officer)

Dated: 1/03/11	/s/ M.M. Scholz
M.M. Scholz
Controller
(Chief Accounting Officer)