Form 10-Q
period 2011-02-28
WALGREEN CO
filed 2011-04-05
CIK 104207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended February 28, 2011

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
Yes ☐ No ☑

The number of shares outstanding of the registrant's Common Stock, $.078125 par value, as of February 28, 2011 was 915,459,402.

WALGREEN CO.

FORM 10-Q FOR THE QUARTER ENDED FEBRUARY 28, 2011

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

PART I. FINANCIAL INFORMATION

Item 1.  Consolidated Condensed Financial Statements (Unaudited)

The consolidated condensed financial statements of Walgreen Co. and subsidiaries included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  The Consolidated Condensed Balance Sheets as of February 28, 2011, August 31, 2010 and February 28, 2010, the Consolidated Condensed Statements of Earnings for the three and six months ended February 28, 2011 and 2010, and the Consolidated Condensed Statements of Cash Flows for the six months ended February 28, 2011 and 2010, have been prepared without audit.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  It is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest Annual Report on Form 10-K.

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

WALGREEN CO. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(UNAUDITED)
(In millions, except per share amounts)

	February 28,	August 31,	February 28,
	2011	2010	2010
Assets
Current Assets:
Cash and cash equivalents	$2,243	$1,880	$2,501
Short-term investments	-	-	600
Accounts receivable, net	2,497	2,450	2,694
Inventories	7,607	7,378	7,200
Other current assets	190	214	164
Total Current Assets	12,537	11,922	13,159
Non-Current Assets:
Property and equipment, at cost, less accumulated depreciation and amortization	11,148	11,184	10,891
Goodwill	1,898	1,887	1,480
Other non-current assets	1,295	1,282	804
Total Non-Current Assets	14,341	14,353	13,175
Total Assets	$26,878	$26,275	$26,334

Liabilities & Shareholders' Equity
Current Liabilities:
Short-term borrowings	$13	$12	$8
Trade accounts payable	4,890	4,585	4,611
Accrued expenses and other liabilities	2,492	2,763	2,415
Income taxes	149	73	263
Total Current Liabilities	7,544	7,433	7,297
Non-Current Liabilities:
Long-term debt	2,380	2,389	2,347
Deferred income taxes	423	318	253
Other non-current liabilities	1,850	1,735	1,489
Total Non-Current Liabilities	4,653	4,442	4,089
Commitments and Contingencies (see Note 13)
Shareholders' Equity:
Preferred stock $.0625 par value; authorized 32 million shares, none issued	-	-	-
Common stock $.078125 par value; authorized 3.2 billion shares; issued 1,025,400,000 at February 28, 2011, August 31, 2010 and February 28, 2010	80	80	80
Paid-in capital	725	684	653
Employee stock loan receivable	(59)	(87)	(114)
Retained earnings	17,845	16,848	16,215
Accumulated other comprehensive (loss) income	(22)	(24)	36
Treasury stock, at cost; 109,940,598 shares at February 28, 2011, 86,794,947 at August 31, 2010 and 46,970,697 at February 28, 2010	(3,888)	(3,101)	(1,922)
Total Shareholders' Equity	14,681	14,400	14,948
Total Liabilities & Shareholders' Equity	$26,878	$26,275	$26,334

The accompanying Notes to Consolidated Condensed Financial
Statements are an integral part of these Statements.

WALGREEN CO. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
(UNAUDITED)
(In millions, except per share amounts)

	Three Months Ended February 28,		Six Months Ended February 28,
	2011	2010	2011	2010

Net sales	$18,502	$16,987	$35,846	$33,351
Cost of sales	13,178	12,090	25,577	23,916
Gross Profit	5,324	4,897	10,269	9,435

Selling, general and administrative expenses	4,117	3,811	8,121	7,553
Operating Income	1,207	1,086	2,148	1,882

Interest expense, net	18	22	38	43

Earnings Before Income Tax Provision	1,189	1,064	2,110	1,839
Income tax provision	450	395	791	681
Net Earnings	$739	$669	$1,319	$1,158

Net earnings per common share – basic	$.80	$.68	$1.43	$1.17
Net earnings per common share – diluted	$.80	$.68	$1.42	$1.17

Dividends declared	$.1750	$.1375	$.3500	$.2750

Average shares outstanding	919.1	982.9	925.3	986.6
Dilutive effect of stock options	8.9	6.9	6.1	5.8
Average shares outstanding assuming dilution	928.0	989.8	931.4	992.4

The accompanying Notes to Consolidated Condensed Financial
Statements are an integral part of these Statements.

WALGREEN CO. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In millions)

	Six Months Ended February 28,
	2011	2010

Cash Flows from Operating Activities:
Net earnings	$1,319	$1,158
Adjustments to reconcile net earnings to net cash provided by operating activities -
Depreciation and amortization	529	505
Deferred income taxes	68	(26)
Stock compensation expense	46	45
Income tax savings from employee stock plans	3	2
Other	13	6
Changes in operating assets and liabilities -
Accounts receivable, net	(57)	(144)
Inventories	(211)	(382)
Other assets	29	31
Trade accounts payable	305	302
Accrued expenses and other liabilities	(194)	14
Income taxes	80	174
Other non-current liabilities	121	78
Net cash provided by operating activities	2,051	1,763

Cash Flows from Investing Activities:
Purchases of short-term investments held to maturity	-	(1,200)
Proceeds from short-term investments held to maturity	-	1,100
Additions to property and equipment	(469)	(524)
Proceeds from sale of assets	24	19
Business and intangible asset acquisitions, net of cash received	(141)	(116)
Other	(27)	-
Net cash used for investing activities	(613)	(721)

Cash Flows from Financing Activities:
Stock purchases	(890)	(447)
Proceeds related to employee stock plans	123	102
Cash dividends paid	(328)	(272)
Other	20	(11)
Net cash used for financing activities	(1,075)	(628)

Changes in Cash and Cash Equivalents:
Net increase in cash and cash equivalents	363	414
Cash and cash equivalents at September 1	1,880	2,087
Cash and cash equivalents at February 28	$2,243	$2,501

The accompanying Notes to Consolidated Condensed Financial
Statements are an integral part of these Statements.

WALGREEN CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(1) The consolidated condensed financial statements include the accounts of the Company and its subsidiaries.  All intercompany transactions have been eliminated.  The consolidated condensed financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and include amounts based on management’s prudent judgments and estimates.  Actual results may differ from these estimates.  For a complete discussion of all significant accounting policies please see the Company’s 2010 Annual Report on Form 10-K.

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

The following pre-tax charges associated with Rewiring for Growth have been recorded in the Consolidated Condensed Statements of Earnings (In millions):

	Three Months Ended February 28,		Six Months Ended February 28,
	2011	2010	2011	2010
Severance and other benefits	$-	$5	$2	$12
Inventory charges	-	-	-	19
Restructuring expense	-	5	2	31
Consulting	6	17	11	24
Restructuring and restructuring related expenses	$6	$22	$13	$55

Cost of sales	$-	$-	$-	$19
Selling, general and administrative expenses	6	22	13	36
	$6	$22	$13	$55

Severance and other benefits include the charges associated with employees who were separated from the Company.  In the current fiscal year, 27 employees have been separated from the Company.  Since inception, a total of 917 employees have been separated from the Company as a result of these initiatives.

Inventory charges relate to on-hand inventory that has been reduced from cost to a selling price below cost.

We have recorded the following balances in accrued expenses and other liabilities on our Consolidated Condensed Balance Sheets (In millions):

Severance and Other Benefits
February 28, 2010 reserve balance	$-
Charges	5
Cash payments	(5)
August 31, 2010 reserve balance	-
Charges	2
Cash payments	(2)
February 28, 2011 reserve balance	$-

Additionally, as a part of the Company’s Customer Centric Retailing (CCR) initiative, it is modifying the store format to enhance category layouts and adjacencies, shelf heights and sight lines, and brand and private brand assortments, all of which are designed to positively impact the shopper experience and increase customer frequency and purchase size.  The Company expects this format will be rolled out to over 5,500 existing stores.  At February 28, 2011, in total, the Company has converted 1,873 stores and opened 450 new stores with the CCR format.  The Company expects to convert approximately 3,200 stores and open approximately 100 new stores with the CCR format in the remaining months of fiscal 2011.  For the remaining remodels, the Company expects the average total cost, which includes both selling, general and administrative expenses and capital, to be approximately $45 thousand per store.  For the three months ended February 28, 2011, we incurred $7 million in total program costs, of which $4 million was included in selling, general and administrative expenses and $3 million in capital costs.  For the six months ended February 28, 2011, we incurred $17 million in total program costs, of which $10 million was included in selling, general and administrative expenses and $7 million in capital costs.  There were no CCR program costs in the prior year’s quarter.  In the prior year’s six month period, we incurred $12 million in total program costs, of which $8 million was included in selling, general and administrative expenses and $4 million in capital costs.

(3) Inventories are valued on a lower of last-in, first-out (LIFO) cost or market basis.  At February 28, 2011, August 31, 2010 and February 28, 2010, inventories would have been greater by $1,477 million, $1,379 million and $1,301 million respectively, if they had been valued on a lower of first-in, first-out (FIFO) cost or market basis.  LIFO inventory costs can only be determined annually when inflation rates and inventory levels are finalized; therefore, LIFO inventory costs for interim financial statements are estimated. Inventory includes product costs, inbound freight, warehousing costs and vendor allowances not included as a reduction of advertising expense.

(4) The Company provides for future costs related to closed locations.  The liability is based on the present value of future rent obligations and other related costs (net of estimated sublease rent) to the first lease option date.  During the three and six month periods ended February 28, 2011, the Company recorded charges of $25 million and $37 million for facilities that were closed or relocated under long-term leases.  This compares to $2 million and $24 million for the three and six month periods ended February 28, 2010.  These charges are reported in selling, general and administrative expenses on the Consolidated Condensed Statement of Earnings.

The changes in reserve for facility closings and related lease termination charges include the following (In millions):

	February 28, 2011	August 31, 2010	February 28, 2010
Balance – beginning of period	$151	$99	$99
Provision for present value of non-cancellable lease payments of closed facilities	31	77	19
Assumptions about future sublease income, terminations, and changes in interest rates	(4)	(9)	(7)
Interest accretion	10	22	12
Cash payments, net of sublease income	(32)	(45)	(21)
Reserve acquired through acquisition	-	7	-
Balance – end of period	$156	$151	$102

(5) The principal retirement plan for employees is the Walgreen Profit-Sharing Retirement Trust to which both the Company and participating employees contribute.  The Company's contribution, which has historically related to pre-tax income and a portion of which is in the form of a guaranteed match, is determined annually at the discretion of the Board of Directors.  The profit-sharing provision was $106 million for the quarter and $188 million for the six month period compared to $95 million and $164 million in the same periods last year.  The company’s contributions, which are made annually in the second quarter, were $322 million during the current period.  This compares to $293 million for the prior year.

(6) The Company granted 192,583 and 8,298,501 stock options under the Walgreen Co. Executive Stock Option Plan and the Walgreen Co. Stock Purchase/Option Plan (Share Walgreens) for the quarter and six month periods ended February 28, 2011, respectively.  This compares to 476,333 and 7,426,639 stock options granted in the quarter and six month period ended under the plans last year.  Total stock-based compensation expense was $20 million for the quarter and $46 million for the six month period ended February 28, 2011 compared to $21 million and $45 million for the same periods last year.  In accordance with ASC topic 718 Compensation – Stock Compensation, compensation expense is recognized on a straight-line basis over the employee's vesting period or to the employee's retirement eligible date, if earlier.  There was no fully recognized retiree eligible expense recorded in the quarter and $5 million recorded for the six months.  This compares to no fully recognized retiree eligible expense for the quarter and $6 million for the six month period ended February 28, 2010.  Therefore, compensation expense for the quarter and six month periods are not representative of compensation expense for the entire fiscal year.  There were no material changes in the assumptions used to compute compensation expense during the current quarter.

The Company granted 24,387 and 783,344 restricted stock units under the Walgreen Co. Restricted Stock Unit Award Program for the quarter and six month period ended February 28, 2011, compared to 88,318 and 687,435 restricted stock units in the same periods last year.  Dividends issued under the program, paid in the form of additional restricted stock units, totaled 7,684 units for the quarter and 17,077 units for the six month period ended February 28, 2011 versus 4,322 units and 7,977 units in the same periods last year.  The Company also granted 19,324 and 806,791 performance shares under the Walgreen Co. Performance Share Program for the quarter and six month period ended February 28, 2011 versus 16,755 and 619,323 shares in the same period last year.  In accordance with ASC topic 718, compensation expense is recognized on a straight line basis based on a three year cliff vesting schedule for the Restricted Stock Unit Award Program and straight line over a three year performance period for the Performance Share Program.  For the quarter and six month period ended February 28, 2011, the Company recognized $10 million and $20 million of expense related to these plans, respectively.  In the same periods last year, the Company recognized $6 million and $10 million.

(7) The dilutive effect of outstanding stock options on earnings per share is calculated using the treasury stock method.  Stock options are anti-dilutive and excluded from the earnings per share calculation if the exercise price exceeds the average market price of the common shares for the periods presented.  At February 28, 2011 and 2010, outstanding options to purchase common shares of 16,654,957 and 21,766,086, respectively were excluded from the calculation.

(8) The Company provides certain health insurance benefits for retired employees who meet eligibility requirements, including age, years of service and date of hire.  The costs of these benefits are accrued over the service life of the employee. The Company's postretirement health benefit plan is not funded.

	Three Months Ended February 28,		Six Months Ended February 28,
Components of Net Periodic Benefit Costs (In millions):	2011	2010	2011	2010
Service cost	$4	$3	$7	$6
Interest cost	5	5	11	10
Amortization of actuarial loss	4	2	7	4
Amortization of prior service cost	(3)	(3)	(5)	(6)
Total postretirement benefit cost	$10	$7	$20	$14

(9) Short-term borrowings and long-term debt consists of the following at February 28, 2011, August 31, 2010 and February 28, 2010 (In millions):

	February 28, 2011	August 31, 2010	February 28, 2010
Short-Term Borrowings -
Current maturities of loans assumed through the purchase of land, buildings and equipment; various interest rates from 5.00% to 8.75%; various maturities from 2015 to 2035	$9	$7	$4
Other	4	5	4
Total short-term borrowings	$13	$12	$8

Long-Term Debt -
4.875% unsecured notes due 2013 net of unamortized discount and interest rate swap fair market value adjustment (see Note 11)	$1,338	$1,348	$1,306
5.250% unsecured notes due 2019 net of unamortized discount	996	995	995
Loans assumed through the purchase of land, buildings and equipment; various interest rates from 5.00% to 8.75%; various maturities from 2015 to 2035	55	53	50
	2,389	2,396	2,351
Less current maturities	(9)	(7)	(4)
Total-long term debt	$2,380	$2,389	$2,347

The Company has had no activity or outstanding balances in its commercial paper program since the second quarter of fiscal 2009.  In connection with the commercial paper program, the Company maintains two unsecured backup syndicated lines of credit that total $1,100 million.  The first $500 million facility expires on July 20, 2011, and allows for the issuance of up to $250 million in letters of credit, which reduces the amount available for borrowing.  The second $600 million facility expires on August 12, 2012.  The Company’s ability to access these facilities is subject to our compliance with the terms and conditions of the credit facilities, including financial covenants.  The covenants require the Company to maintain certain financial ratios related to minimum net worth and priority debt, along with limitations on the sale of assets and purchases of investments.  At February 28, 2011, the Company was in compliance with all such covenants.  The Company pays a facility fee to the financing banks to keep these lines of credit active.  At February 28, 2011, there were no letters of credit issued against these credit facilities and the Company does not anticipate any future letters of credit to be issued against these facilities.

On July 17, 2008, the Company issued notes totaling $1,300 million bearing an interest rate of 4.875% paid semiannually in arrears on February 1 and August 1 of each year, beginning on February 1, 2009. The notes will mature on August 1, 2013. The Company may redeem the notes, at any time in whole or from time to time in part, at its option at a redemption price equal to the greater of: (1) 100% of the principal amount of the notes to be redeemed; or (2) the sum of the present values of the remaining scheduled payments of principal and interest thereon (not including any portion of such payments of interest accrued as of the date of redemption), discounted to the date of redemption on a semiannual basis (assuming a 360-day year consisting of twelve 30-day months) at the Treasury Rate, plus 30 basis points, plus accrued interest on the notes to be redeemed to, but excluding, the date of redemption.  If a change of control triggering event occurs, unless the Company has exercised its option to redeem the notes, it will be required to offer to repurchase the notes at a purchase price equal to 101% of the principal amount of the notes plus accrued and unpaid interest to the date of redemption.  The notes are unsecured senior debt obligations and rank equally with all other unsecured senior indebtedness of the Company. The notes are not convertible or exchangeable.  Total issuance costs relating to this offering were $9 million, which included $8 million in underwriting fees.  The fair value of the notes as of February 28, 2011, August 31, 2010 and February 28, 2010 was $1,412 million, $1,446 million and $1,431 million, respectively.  Fair value for these notes was determined based upon quoted market prices.

On January 13, 2009, the Company issued notes totaling $1,000 million bearing an interest rate of 5.25% paid semiannually in arrears on January 15 and July 15 of each year, beginning on July 15, 2009. The notes will mature on January 15, 2019. The Company may redeem the notes, at any time in whole or from time to time in part, at its option at a redemption price equal to the greater of: (1) 100% of the principal amount of the notes to be redeemed; or (2) the sum of the present values of the remaining scheduled payments of principal and interest thereon (not including any portion of such payments of interest accrued as of the date of redemption), discounted to the date of redemption on a semiannual basis (assuming a 360-day year consisting of twelve 30-day months) at the Treasury Rate, plus 45 basis points, plus accrued interest on the notes to be redeemed to, but excluding, the date of redemption.  If a change of control triggering event occurs, unless the Company has exercised its option to redeem the notes, it will be required to offer to repurchase the notes at a purchase price equal to 101% of the principal amount of the notes plus accrued and unpaid interest to the date of redemption.  The notes are unsecured senior debt obligations and rank equally with all other unsecured senior indebtedness of the Company. The notes are not convertible or exchangeable.  Total issuance costs relating to this offering were $8 million, which included $7 million in underwriting fees.  The fair value of the notes as of February 28, 2011, August 31, 2010 and February 28, 2010 was $1,087 million, $1,167 million and $1,079 million, respectively.  Fair value for these notes was determined based upon quoted market prices.

(10) Changes in the carrying amount of goodwill consist of the following activity (In millions):

Net book value – March 1, 2010
Goodwill	$1,492
Accumulated impairment losses	(12)
Total	1,480
Acquisitions	419
Impairment charges	(16)
Other	4
Net book value – August 31, 2010	1,887
Acquisitions	39
Other	(28)
Net book value – February 28, 2011	$1,898

Other primarily represents immaterial final purchase accounting adjustments, both of which were completed in the current fiscal year, for the Company’s acquisitions of Duane Reade and Snyders drugstores.

The carrying amount and accumulated amortization of intangible assets consists of the following (In millions):

	February 28, 2011	August 31, 2010	February 28, 2010
Gross Intangible Assets
Purchased prescription files	$795	$749	$622
Favorable lease interests	385	377	81
Purchasing and payer contracts	303	280	269
Trade name	44	44	26
Other amortizable intangible assets	90	103	66
Total gross intangible assets	1,617	1,553	1,064

Accumulated amortization
Purchased prescription files	(309)	(293)	(238)
Favorable lease interests	(58)	(38)	(23)
Purchasing and payer contracts	(81)	(68)	(57)
Trade name	(7)	(3)	(14)
Other amortizable intangibles	(41)	(37)	(29)
Total accumulated amortization	(496)	(439)	(361)
Total intangible assets, net	$1,121	$1,114	$703

Amortization expense for intangible assets was $98 million and $77 million for the six month period ended February 28, 2011 and 2010, respectively.  The estimated annual amortization expense related to intangible assets is as follows (In millions):

2011	2012	2013	2014	2015
$211	$195	$170	$141	$110

 (11) The Company uses a derivative instrument to manage its interest rate exposure associated with some of its fixed-rate borrowings.  The Company does not use derivative instruments for trading or speculative purposes.  All derivative instruments are recognized in the consolidated condensed balance sheets at fair value.  The Company designates interest rate swaps as fair value hedges of fixed-rate borrowings.  For derivatives designated as fair value hedges, the change in the fair value of both the derivative instrument and the hedged item are recognized in earnings in the current period.  At the inception of a hedge transaction, the Company formally documents the hedge relationship and the risk management objective for undertaking the hedge.  In addition, it assesses both at inception of the hedge and on an ongoing basis, whether the derivative in the hedging transaction has been highly effective in offsetting changes in fair value of the hedged item and whether the derivative is expected to continue to be highly effective.  The impact of any ineffectiveness is recognized currently in earnings.

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

The notional amounts of derivative instruments outstanding as of February 28, 2011, August 31, 2010 and February 28, 2010 were as follows (In millions):

Notional Amount
Derivatives designated as hedges:
Interest rate swaps	$1,300

The changes in fair value of the notes attributable to the hedged risk are included in long-term debt on the Consolidated Condensed Balance Sheets (see Note 9) and amortized through maturity.  At February 28, 2011, August 31, 2010 and February 28, 2010, the Company had net unamortized fair value changes of $40 million, $51 million and $9 million, respectively.

The fair value and balance sheet presentation of derivative instruments at February 28, 2011, August 31, 2010 and February 28, 2010, were as follows (In millions):

	Location in Consolidated Condensed Balance Sheet	February 28, 2011	August 31, 2010	February 28, 2010
Asset derivatives designated as hedges:
Interest rate swaps	Other non-current assets	$38	$44	-
Liability derivatives designated as hedges:
Interest rate swaps	Other non-current liabilities	-	-	$1

Gains and losses relating to the ineffectiveness of the Company’s derivative instruments are recorded in interest expense on the Consolidated Condensed Statement of Earnings.  The Company recorded a net $2 million expense in the quarter and six month periods ended February 28, 2011.

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

Level 1 -	Quoted prices in active markets that are accessible at the measurement date for identical assets and liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.
Level 2 -	Observable inputs other than quoted prices in active markets.
Level 3 -	Unobservable inputs for which there is little or no market data available. The fair value hierarchy gives the lowest priority to Level 3 inputs.

Assets measured at fair value on a recurring basis were as follows (In millions):

	February 28, 2011	Level 1	Level 2	Level 3
Assets:
Money market funds	$1,138	$1,138	-	-
Interest rate swaps	38	-	$38	-

	August 31, 2010	Level 1	Level 2	Level 3
Assets:
Money market funds	$1,030	$1,030	$-	$-
Interest rate swaps	44	-	44	-

	February 28, 2010	Level 1	Level 2	Level 3
Assets:
Money market funds	$2,073	$2,073	$-	$-
Liabilities:
Interest rate swaps	1	-	1	-

Interest rate swaps are valued using six month LIBOR in arrears rates.  See Note 11 for additional disclosures regarding financial instruments.

Assets measured at fair value on a non-recurring basis were as follows (In millions):

	August 31, 2010	Level 1	Level 2	Level 3
Assets:
Goodwill	$3	-	-	$3

Our debt instruments are not reported at fair value in our statement of financial position and as a result, we will continue to report under the guidance of ASC topic 825 Financial Instruments, which requires us to disclose the fair value of our debt in the footnotes.

(13) The Company is involved in legal proceedings, including that described below, and is subject to investigations, inspections, audits, inquiries and similar actions by governmental authorities, arising in the normal course of the Company’s business.  Although the outcome of these legal proceedings and other matters cannot be forecast with certainty, management believes the final disposition of these matters will not have a material adverse effect on the Company’s business or consolidated financial position.

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

The Company guarantees a credit agreement on behalf of SureScripts-RxHub, LLC, which provides electronic prescription data services.  This credit agreement, for which SureScripts-RxHub, LLC is primarily liable, has an expiration date of November 1, 2013.  The guarantee arose as a result of a business decision between parties to ensure that the operations of SureScripts-RxHub, LLC would have additional support to access financing.  The liability was $10 million at February 28, 2011, August 31, 2010 and February 28, 2010.  The maximum amount of future payments that could be required under the guaranty is $10 million.  The Company’s guarantee could be reduced to $5 million or fully released, should SureScripts-RxHub, LLC achieve specific net income and EBITDA targets.  If SureScripts-RxHub, LLC defaulted or became unable to pay its debts, the Company would be required to fulfill its portion of this guarantee.

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

Assets acquired and liabilities assumed in the transaction were recorded at their acquisition date fair values while transaction costs associated with the acquisition were expensed as incurred.  The Company’s allocation was based on an evaluation of the appropriate fair values and represented management’s best estimate based on available data.  Final purchase accounting was completed in the first quarter of fiscal 2011.  There were no material adjustments to the preliminary purchase price allocation.  The final fair values of assets acquired and liabilities assumed on April 9, 2010, are as follows (in millions):

Accounts receivable	$ 52
Inventory	228
Other current assets	99
Property and equipment	219
Other non-current assets	3
Intangible assets	445
Goodwill	401
Total assets acquired	1,447
Liabilities assumed	313
Debt assumed	574
Net cash paid	$ 560

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

For the three and six month periods ended February 28, 2011, the Company incurred $12 million and $20 million, respectively  in costs related to the acquisition, all of which was included in selling, general and administrative expenses.  Actual results from Duane Reade operations are included in the Consolidated Condensed Statements of Earnings as follows (in millions, except per share amounts):

	Three Months Ended February 28, 2011	Six Months Ended February 28, 2011
Net sales	$455	$913
Net loss	(7)	(12)
Net earnings per common share:
Basic	$(0.01)	$(0.01)
Diluted	$(0.01)	$(0.01)

The aggregate purchase price of all business and intangible asset acquisitions, excluding Duane Reade, was $141 million for the six months ended February 28, 2011.  These acquisitions added $39 million to goodwill and $103 million to intangible assets, primarily prescription files.  The remaining fair value relates to immaterial amounts of tangible assets, less liabilities assumed.  Operating results of the businesses acquired have been included in the Consolidated Condensed Statements of Earnings from their respective acquisition dates forward.  Pro forma results of the Company, assuming all of the acquisitions had occurred at the beginning of each period presented, would not be materially different from the results reported.

 (15) We have recorded the following depreciation and amortization expense in the Consolidated Condensed Statements of Earnings (In millions):

	Three Months Ended February 28,		Six Months Ended February 28,
	2011	2010	2011	2010
Depreciation expense	$200	$198	408	$405
Intangible asset amortization	46	38	98	77
System development costs amortization	10	12	23	23
Total depreciation and amortization expense	$256	$248	529	505

(16)  Cash interest paid for the six month period ended February 28, 2011 was $42 compared to $45 million in the prior year’s six month period.  Cash paid for income taxes was $634 million and $530 million for the six months ended February 28, 2011 and 2010, respectively.

(17)  On March 9, 2011, the Company announced a definitive agreement with Catalyst Health Solutions, Inc. under which Catalyst will acquire the Company’s pharmacy benefit management business, Walgreens Health Initiatives, Inc. (WHI), in a cash transaction for $525 million, subject to certain adjustments. The transaction is structured as an acquisition of all of the capital stock of WHI.  Completion of the transaction is subject to customary conditions, including receipt of regulatory approvals and clearances.  We anticipate recording a gain on the transaction which is expected to close by the end of June 2011.

On March 24, 2011, the Company announced a definitive merger agreement pursuant to which it will acquire drugstore.com.  Under the terms of the merger agreement, drugstore.com stockholders will receive $3.80 in cash for each share of stock, which represents an equity value of approximately $429 million.  Consummation of the merger is subject to customary conditions, including satisfaction of regulatory requirements and approval of the transaction by drugstore.com’s stockholders.  The Company will fund the acquisition with existing cash and anticipates the merger will close by the end of June 2011.

(18)  In August 2010, the Financial Accounting Standards Board (FASB) issued an exposure draft on lease accounting that would require entities to recognize assets and liabilities arising from lease contracts on the balance sheet.  The proposed exposure draft states that lessees and lessors should apply a “right-of-use model” in accounting for all leases.  Under the proposed model, lessees would recognize an asset for the right to use the leased asset, and a liability for the obligation to make rental payments over the lease term.  The lease term is defined as the longest possible term that is “more likely than not” to occur.  The accounting by a lessor would reflect its retained exposure to the risks or benefits of the underlying leased asset.  A lessor would recognize an asset representing its right to receive lease payments based on the expected term of the lease.  The final standard is expected to be issued in calendar 2011.  The proposed standard, as currently drafted, will have a material impact on the Company’s reported results of operations and financial position.  This exposure draft is non-cash in nature and will not impact the Company’s cash position.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with the financial statements and the related notes included elsewhere herein and our consolidated financial statements, accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended August 31, 2010.   This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in forward-looking statements. Factors that might cause a difference include, but are not limited to, those discussed under “Cautionary Note Regarding Forward-Looking Statements” below and in Item 1A (Risk Factors) in our Annual Report on Form 10-K for the year ended August 31, 2010 and our Quarterly Report on Form 10-Q for the quarter ended  November 30, 2010.

INTRODUCTION

Walgreens is principally a retail drugstore chain that sells prescription and non-prescription drugs and general merchandise.  General merchandise includes, among other things, household items, convenience foods, personal care, beauty care, candy, photofinishing and seasonal items.  Customers can have prescriptions filled in retail pharmacies as well as through the mail, and customers may also place orders by telephone and via the Internet.  At February 28, 2011, we operated 8,161 locations in 50 states, the District of Columbia, Guam and Puerto Rico.  Total locations do not include 359 convenient care clinics operated by Take Care Health Systems, Inc.

	Number of Locations
Location Type	February 28, 2011	February 28, 2010
Drugstores	7,690	7,180
Worksite Facilities	367	381
Home Care Facilities	93	103
Specialty Pharmacies	9	14
Mail Service Facilities	2	2
Total	8,161	7,680

The drugstore industry is highly competitive.  In addition to other drugstore chains, independent drugstores and mail order prescription providers, we compete with various other retailers including grocery stores, convenience stores, mass merchants and dollar stores.

The Company’s sales, gross profit margin and gross profit dollars are impacted by, among other things, both the percentage of prescriptions that we fill that are generic and the rate at which new generic versions are introduced to the market.  In general, generic versions of drugs generate lower total sales dollars per prescription, but higher gross profit margins and gross profit dollars, as compared with patent-protected brand name drugs.  The positive impact on gross profit margins and gross profit dollars has been significant in the first several months after a generic version of a drug is first allowed to compete with the branded version, which is generally referred to as a "generic conversion."  In any given year, the number of blockbuster drugs that undergo a conversion from branded to generic status can increase or decrease, which can have a significant impact on our sales, gross profit margins and gross profit dollars.  And, because any number of factors outside of the Company’s control or ability to foresee can affect timing for a generic conversion, we face substantial uncertainty in predicting when such conversions will occur and what effect they will have on particular future periods.

The long-term outlook for prescription utilization is strong due in part to the aging population, the increasing utilization of generic drugs, the continued development of innovative drugs that improve quality of life and control health care costs, and the expansion of health care insurance coverage under the Patient Protection and Affordable Care Act signed into law on March 23, 2010 (the ACA).  The ACA seeks to reduce federal spending by altering the Medicaid reimbursement formula (AMP) for multi-source drugs, and when implemented, is expected to reduce Medicaid reimbursements.  State Medicaid programs are also expected to continue to seek reductions in reimbursements independent of AMP.  In addition, the Company continuously faces reimbursement pressure from pharmacy benefit management (PBM) companies, health maintenance organizations, managed care organizations, and other commercial third party payers, and the Company’s agreements with these payers are regularly subject to expiration, termination or renegotiation.

Total front-end sales have grown due to acquired stores and new store openings, as well as sales gains in existing stores.  Front-end sales have increased in the non-prescription drugs, beer and wine, personal care and photofinishing categories.

We continue to increase our penetration in existing markets. To support our growth, we are investing in prime locations, technology and customer service initiatives.  We are focused on retail organic growth; however, consideration is given to retail and other acquisitions that provide unique opportunities and fit our business objectives, such as our acquisition of Duane Reade Holdings, Inc., which consisted of 258 Duane Reade stores located in the New York City metropolitan area, as well as the corporate office and two distribution centers.

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

We have recorded the following pre-tax charges associated with our Rewiring for Growth program in the Consolidated Condensed Statements of Earnings (In millions):

	Three Months Ended February 28,		Six Months Ended February 28,
	2011	2010	2011	2010
Severance and other benefits	$-	$5	$2	$12
Inventory charges	-	-	-	19
Restructuring expense	-	5	2	31
Consulting	6	17	11	24
Restructuring and restructuring related expenses	$6	$22	$13	$55

Cost of sales	$-	$-	$-	$19
Selling, general and administrative expenses	6	22	13	36
	$6	$2 2	$13	$55

Severance and other benefits include the charges associated with employees who were separated from the Company.  In the current fiscal year, 27 employees have been separated from the Company.  Since inception, a total of 917 employees have been separated from the Company as a result of these initiatives.

Inventory charges relate to on-hand inventory that has been reduced from cost to a selling price below cost.  In addition, as a part of our restructuring efforts we sold an incremental amount of inventory below traditional retail prices.  The dilutive effect of these sales on gross profit for the six month period ended February 28, 2011 was $1 million, all of which was recorded in the first quarter.  This compares to gross profit dilution of $6 million and $15 million in the quarter and six month periods ended February 28, 2010, respectively.

We incurred pre-tax costs of $6 million of restructuring and restructuring related expenses in the second quarter and $14 million ($13 million of restructuring and restructuring related expenses, and $1 million of gross profit dilution) for the six month period ended February 28, 2011.  Since inception, we have incurred $372 million in total costs ($318 million of restructuring and restructuring related expenses, and $54 million of gross profit dilution).  We anticipate approximately $35 million of pre-tax restructuring and restructuring related expenses and gross profit dilution in the remaining months of fiscal 2011.

We have recorded the following balances within the accrued expenses and other liabilities section of our Consolidated Condensed Balance Sheets (In millions):

Severance and Other Benefits
February 28, 2010 reserve balance	$-
Charges	5
Cash payments	(5)
August 31, 2010 reserve balance	-
Charges	2
Cash payments	(2)
February 28, 2011 reserve balance	$-

We have realized incremental savings related to the Rewiring for Growth program of approximately $77 million in the current quarter and $217 million for the six month period ended February 28, 2011.  Selling, general and administrative expenses realized incremental savings of $76 million and $198 million in the quarter and six month period, respectively, while cost of sales benefited by $1 million and $19 million in the same periods.  We have realized total savings related to Rewiring for Growth of approximately $938 million compared to our base year of fiscal 2008.  Selling, general and administrative expenses realized total savings of $839 million, while cost of sales benefited by approximately $99 million.  The savings are primarily the result of expense reduction initiatives, reduced store labor and personnel reductions.

Additionally, as a part of the Company’s Customer Centric Retailing (CCR) initiative, it is modifying the store format to enhance category layouts and adjacencies, shelf heights and sight lines, and brand and private brand assortments, all of which are designed to positively impact the shopper experience and increase customer frequency and purchase size.  We expect this format will be rolled out to over 5,500 existing stores.  At February 28, 2011, in total, we have converted 1,873 stores and opened 450 new stores with the CCR format.  We expect to convert approximately 3,200 stores and open approximately 100 new stores with the CCR format in the remaining months of fiscal 2011.  For the remaining remodels, we expect the average total cost, which includes both selling, general and administrative expenses and capital, to be approximately $45 thousand per store.  For the three months ended February 28, 2011, we incurred $7 million in total program costs, of which $4 million was included in selling, general and administrative expenses and $3 million in capital costs.  For the six months ended February 28, 2011, we incurred $17 million in total program costs, of which $10 million was included in selling, general and administrative expenses and $7 million in capital costs.  There were no CCR program costs in the prior year’s quarter.  In the prior year’s six month period, we incurred $12 million in total program costs, of which $8 million was included in selling, general and administrative expenses and $4 million in capital costs.

OPERATING STATISTICS

	Percentage Increases/(Decreases)
	Three Months Ended February 28,		Six Months Ended February 28,
	2011	2010	2011	2010
Net Sales	8.9	3.1	7.5	6.1
Net Earnings	10.4	4.6	13.9	10.5
Comparable Drugstore Sales	4.1	(0.2)	2.4	2.2
Prescription Sales	7.7	3.2	6.5	6.5
Comparable Drugstore Prescription Sales	3.9	0.6	2.4	3.3
Front-End Sales	11.0	3.0	9.2	5.5
Comparable Drugstore Front-End Sales	4.3	(1.6)	2.4	0.3
Gross Profit	8.7	5.1	8.8	7.1
Selling, General and Administrative Expenses	8.0	5.1	7.5	6.2

	Percent to Net Sales
	Three Months Ended February 28,		Six Months Ended February 28,
	2011	2010	2011	2010
Gross Margin	28.8	28.8	28.6	28.3
Selling, General and Administrative Expenses	22.3	22.4	22.6	22.7

	Other Statistics
	Three Months Ended February 28,		Six Months Ended February 28,
	2011	2010	2011	2010
Prescription Sales as a % of Net Sales	62.6	63.3	64.1	64.7
Third Party Sales as a % of Total Prescription Sales	95.5	95.2	95.4	95.1
Total Number of Prescriptions (in millions)	181	172	362	346
30 Day Equivalent Prescriptions (in millions) *	205	192	407	385
Total Number of Locations			8,161	7,680

* Includes the adjustment to convert prescriptions greater than 84 days to the equivalent of three 30-day prescriptions. This adjustment reflects the fact that these prescriptions include approximately three times the amount of product days supplied compared to a normal prescription.

RESULTS OF OPERATIONS

Net earnings for the second quarter ended February 28, 2011 were $739 million or $.80 per share (diluted).  This was a 10.4% increase over the same quarter last year.  The net earnings increase in the quarter was primarily attributable to higher sales growth and lower selling, general and administrative expenses as a percentage of sales.  Duane Reade, including costs associated with the acquisition, recorded a pre-tax loss of $11 million, or $.01 per share (diluted) in the current quarter.  Additionally, we recorded pre-tax Rewiring for Growth expenses of $6 million, or $.01 per share (diluted) in the current quarter compared to pre-tax expenses of $28 million ($22 million of restructuring and restructuring related expenses and $6 million in margin dilution), or $.02 per share (diluted) in the prior year.

For the six month period ended February 28, 2011, net earnings increased 13.9% to $1,319 million or $1.42 per share (diluted).  The net earnings increase for the six month period was primarily attributable to higher sales growth, improved margins and lower selling, general and administrative expenses as a percentage of sales.  Duane Reade, including costs associated with the acquisition, recorded a pre-tax loss of $19 million, or $.01 per share (diluted) for the six month period ended February 28, 2011.  Pre-tax rewiring for growth expenses for the six month period ended February 28, 2011 were $14 million ($13 million of restructuring and restructuring related expenses and $1 million in margin dilution), or $.01 per share (diluted).  This compares to pre-tax expenses of $70 million ($55 million of restructuring and restructuring related expenses and $15 million in margin dilution), or $.05 per share (diluted) in the prior year’s period.

Net sales for the quarter ended February 28, 2011 increased by 8.9% to $18,502 million. The acquisition of Duane Reade increased total sales by 2.7% in the current quarter.  Drugstore sales increases resulted from sales gains in existing stores and added sales from new stores, each of which include an indeterminate amount of market-driven price changes.  Sales in comparable drugstores were up 4.1% in the current quarter and 2.4% for the six month period ended February 28, 2011.  Comparable drugstores are defined as those that have been open for at least twelve consecutive months without closure for seven or more consecutive days and without a major remodel or a natural disaster in the past twelve months.  Remodels associated with our CCR initiative are not considered major and therefore do not affect comparable drugstore results.  Relocated and acquired stores (including Duane Reade) are not included as comparable stores for the first twelve months after the relocation or acquisition.  We operated 8,161 locations (7,690 drugstores) as of February 28, 2011, compared to 7,680 locations (7,180 drugstores) a year earlier.

Prescription sales increased by 7.7% for the second quarter and 6.5% for the first six months and represented 62.6% and 64.1% of total sales, respectively.  The acquisition of Duane Reade increased prescription sales by 1.8% in the current quarter and 1.9% for the six month period.  In the prior year, prescription sales increased 3.2% in the quarter and 6.5% year to date and represented 63.3% and 64.7% of total sales.  Comparable drugstore prescription sales were up 3.9% in the current quarter and 2.4% for the six month period.  The effect of generic drugs, which have a lower retail price, replacing brand name drugs reduced prescription sales by 2.8% in the current quarter and 2.9% for the first six months versus 2.3% in the prior year’s quarter and six month periods.  The effect of generics on total sales was a reduction of 1.6% in the current quarter and 1.7% year to date compared to 1.3% and 1.4% in the quarter and six month periods in the prior year.  Third party sales, where reimbursement is received from managed care organizations, the government, employers or private insurers were 95.5% of prescription sales for the quarter and 95.4% for the first six months compared to 95.2% for the quarter and 95.1% for the first six months last year.  We receive market driven reimbursements from third party payers, a number of which typically reset in January.  The total number of prescriptions filled for the current quarter (including immunizations) was approximately 181 million compared to 172 million for the same period last year.  Prescriptions adjusted to 30 day equivalents were 205 million in the current quarter versus 192 million in last year’s quarter.

Front-end sales increased 11.0% for the current quarter and 9.2% for the first six months and were 37.4% and 35.9% of total sales, respectively.  The acquisition of Duane Reade increased front-end sales by 4.1% in the quarter and 4.4% for the first six months.  In comparison, prior year front end sales increased 3.0% and 5.5% and comprised 36.7% and 35.3% of total sales.    In addition to the impact of Duane Reade, the increase in the current quarter’s front-end sales is due in part to new store openings and improved sales dollars related to non-prescription drugs, personal care, beer and wine and convenience foods.   Comparable drugstore front-end sales increased 4.3% for the current quarter and increased 2.4% year to date compared to the prior year, which decreased 1.6% for the quarter and increased 0.3% year to date from fiscal 2009.  The increase in comparable front end sales in the quarter was primarily attributed to non-prescription drugs, beer and wine, personal care and photofinishing.

Gross margin as a percent of sales was 28.8% in the current quarter and 28.6% for the first six months compared to 28.8% and 28.3% last year.  Overall margins in the quarter were positively impacted by higher front-end margins, but were offset by a higher provision for LIFO.  Retail pharmacy margins in the quarter were flat as the positive effect of generic drug sales was offset by market driven reimbursements.  Gross margins for the six month period were positively impacted by higher front-end margins.  Also impacting margins for the six month period were higher retail pharmacy margins where the positive effect of generic drug sales more than offset market driven reimbursements and the first quarter writedown of flu shot inventory.  These positive effects were partially offset by a higher provision for LIFO.

We use the LIFO method of inventory valuation, which can only be determined annually when inflation rates and inventory levels are finalized; therefore, LIFO inventory costs for the interim financial statements are estimated.  Cost of sales included a LIFO provision of $56 million and $98 million for the quarter and six month period ended February 28, 2011 versus $27 million and $61 million a year ago.  This quarter, our estimated annual inflation rate was increased from 2.00% to 2.25% primarily due to higher than anticipated non-prescription drug inflation.  The prior year’s estimated annual inflation rate was 1.50%.  The increase in our estimated annual inflation rate from the prior year is primarily due to higher inflation on non-prescription drugs.

Selling, general and administrative expenses as a percentage of sales were 22.3% for the second quarter and 22.6% for the first six months compared to 22.4% and 22.7% a year ago.  As a percentage of sales, the current quarter and six month period decrease was due to incremental savings from our Rewiring for Growth initiatives, primarily reduced store payroll and expense.  This was partially offset by Duane Reade operational expenses and transaction expenses associated with the Duane Reade acquisition.

Interest was a net expense of $18 million in the quarter and $38 million year to date compared to $22 million and $43 million for the prior quarter and year to date, respectively.  The decrease in interest expense for the three and six month periods is primarily attributed to reduced interest rates tied to our fixed to variable interest rate swap.  The current year’s interest expense is net of $2 million in the quarter and $5 million year to date, which was capitalized to construction projects, versus $3 million and $5 million year to date capitalized last year.

The effective tax rate was 37.8% compared to 37.0% in the prior year’s quarter.  For the six month period, the effective tax rate was 37.5% compared to 37.0% in the prior year.  Increased current year state tax rates combined with a  Federal tax settlement in the prior year, contributed to the increase in the effective tax rate for the quarter and six month period.  We expect our annual effective tax rate for fiscal 2011 to be approximately 37.4%.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $2,243 million at February 28, 2011, compared to $2,501 million at February 28, 2010.  Short-term investment objectives are to minimize risk, maintain liquidity and maximize after-tax yields.  To attain these objectives, investment limits are placed on the amount, type and issuer of securities.  Investments are principally in U.S. Treasury market funds and Treasury Bills.

Net cash provided by operating activities for the six months ended February 28, 2011 was $2,051 million compared to $1,763 million a year ago.  When compared to the prior year, cash from operating activities increased as a result of higher net earnings but was partially offset by less cash generated from working capital.  For the six months ended February 28, 2011, working capital was a net use of $48 million in cash, as compared to the prior year’s period where working capital was a net use of $5 million.  Cash provided by operations is the principal source of funds for expansion, acquisitions, remodeling programs, dividends to shareholders and stock repurchases.

Net cash used for investing activities was $613 million for the six months ended February 28, 2011 compared to $721 million a year ago.  Additions to property and equipment were $469 million compared to $524 million last year.  During the first six months we added a total of 181 locations (115 net) compared to 233 last year (184 net).  There were 39 owned locations added during the first six months and 53 under construction at February 28, 2011 versus 47 owned locations added and 73 under construction last year.

	Drugstores	Worksites	Home Care	Specialty Pharmacy	Mail Service	Total
August 31, 2010	7,562	367	101	14	2	8,046
New/Relocated	149	7	-	1	-	157
Acquired	20	-	4	-	-	24
Closed/Replaced	(41)	(7)	(12)	(6)	-	(66)
February 28, 2011	7,690	367	93	9	2	8,161

Business acquisitions this year were $141 million versus $116 million in the prior year.  Business acquisitions in the current year include the purchase of $29 million of home care assets with the remaining balances relating primarily to the purchase of prescription files.  The prior year acquisitions are primarily related to the purchase of prescription files.  Additionally, as described in Note 17 of the Consolidated Condensed Financial Statements the Company signed definitive agreements to sell the Company’s pharmacy benefit management business, Walgreens Health Initiatives, Inc. (WHI), in a cash transaction for $525 million and to purchase drugstore.com in a cash transaction for approximately $429 million.

Capital expenditures for fiscal 2011 are expected to be approximately $1.1 billion to $1.3 billion, excluding business acquisitions and prescription file purchases.  We expect new drugstore organic growth of approximately 2.5 to 3.0 percent in fiscal 2011.  In the first six months, we added a total of 181 locations, of which 149 were new or relocated drugstores. We are continuing to relocate stores to more convenient and profitable freestanding locations.

Net cash used for financing activities was $1,075 million compared to the prior year’s net cash use of $628 million.  On October 14, 2009, our Board of Directors approved a long-term capital policy: to maintain a strong balance sheet and financial flexibility; reinvest in our core strategies; invest in strategic opportunities that reinforce our core strategies and meet return requirements; and return surplus cash flow to shareholders in the form of dividends and share repurchases over the long term.  In connection with our capital policy, our Board of Directors authorized a share repurchase program (2009 repurchase program) and set a long-term dividend payout ratio target between 30 and 35 percent.  The 2009 repurchase program, which was completed in September 2010, allowed for the repurchase of up to $2,000 million of the Company’s common stock prior to its expiration on December 31, 2013.  For the six months ended February 28, 2011 and 2010 shares totaling $360 million and $384 million were purchased in conjunction with the 2009 repurchase program, respectively.  On October 13, 2010, our Board of Directors authorized a new share repurchase program (2011 repurchase program) which allows for the repurchase of up to $1,000 million of the Company’s common stock prior to its expiration on December 31, 2012.  For the six months ended February 28, 2011, shares totaling $450 million were purchased in conjunction with the 2011 repurchase program.  To support the needs of the employee stock plans, we purchased shares totaling $80 million in the current year compared to $63 million a year ago.  We had proceeds related to employee stock plans of $123 million during the first six months versus $102 million for the same period last year.  Cash dividends paid were $328 million during the first six months versus $272 million for the same period a year ago.

We had no commercial paper outstanding at February 28, 2011.  In connection with our commercial paper program, we maintain two unsecured backup syndicated lines of credit that total $1,100 million.  The first $500 million facility expires on July 20, 2011, and allows for the issuance of up to $250 million in letters of credit, which reduce the amount available for borrowing.  The second $600 million facility expires on August 12, 2012.  Our ability to access these facilities is subject to our compliance with the terms and conditions of the credit facility, including financial covenants.  The covenants require us to maintain certain financial ratios related to minimum net worth and priority debt, along with limitations on the sale of assets and purchases of investments.  At February 28, 2011, we were in compliance with all such covenants.  The Company pays a facility fee to the financing banks to keep these lines of credit active.  At February 28, 2011, there were no letters of credit issued against these facilities and we do not anticipate any future letters of credit to be issued against these facilities.

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

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The following table lists our contractual obligations and commitments as of February 28, 2011:

	Payments Due by Period (In millions)
	Total	Less than 1 Year	1-3 Years	3-5 Years	Over 5 Years
Operating leases (1)	$35,884	$2,240	$4,546	$4,397	$24,701
Purchase obligations (2):
Open inventory purchase orders	1,255	1,255	-	-	-
Real estate development	288	183	89	16	-
Other corporate obligations	539	273	227	25	14
Long-term debt*(3)	2,355	9	1,304	10	1,032
Interest payment on long-term debt	581	116	200	105	160
Insurance*	601	243	181	89	88
Retiree health*	454	12	27	34	381
Closed location obligations*	156	38	44	24	50
Capital lease obligations *(1)	94	4	6	6	78
Other long-term liabilities reflected on the balance sheet*(4)	924	81	197	156	490
Total	$43,131	$4,454	$6,821	$4,862	$26,994
* Recorded on balance sheet.

(1)
Amounts for operating leases and capital leases do not include certain operating expenses under the leases such as common area maintenance, insurance and real estate taxes.  These expenses for the Company's most recent fiscal year were $375 million.

(2)	The purchase obligations include agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including open purchase orders.
(3)	Total long-term debt on the Consolidated Condensed Balance Sheet includes a $40 million fair market value adjustment and $6 million of unamortized discount.
(4)	Includes $84 million ($35 million due in 1-3 years, $30 million due in 3-5 years and $19 million due in over 5 years) of unrecognized tax benefits recorded under ASC topic 740.

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

Insurance	$231
Inventory obligations	42
Real estate development	14
Total	$287

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report and other documents that we file with the Securities and Exchange Commission contain forward-looking statements that are based on current expectations, estimates, forecasts and projections about our future performance, our business, our beliefs and our management’s assumptions.  Statements that are not historical facts are forward-looking statements, including forward-looking information concerning pharmacy sales trends, prescription margins, number and location of new store openings, outcomes of litigation, the level of capital expenditures, industry trends, demographic trends, growth strategies, financial results, cost reduction initiatives, acquisition synergies, regulatory approvals, and competitive strengths.  Words such as “expect,” “outlook,” “forecast,” “would,” “could,” “should,” “project,” “intend,” “plan,” “continue,” “sustain”, “on track”, “believe,” “seek,” “estimate,” “anticipate,” “may,” “assume,” and variations of such words and similar expressions are often used to identify such forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements are not guarantees of future performance and involve risks, assumptions and uncertainties, including, but not limited to, those described in Item 1A “Risk Factors” in our Form 10-K for the fiscal year ended August 31, 2010, in our Quarterly Report on Form 10-Q for the quarter ended November 30, 2010, and in other reports that we file or furnish with the Securities and Exchange Commission.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those indicated or anticipated by such forward-looking statements.  Accordingly, you are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date they are made.  Except to the extent required by law, we undertake no obligation to update publicly any forward-looking statements after the date they are made, whether as a result of new information, future events, changes in assumptions or otherwise.

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

In January 2010, we entered into two interest rate swap transactions converting our $1,300 million 4.875% fixed rate notes to a floating interest rate tied to the six month LIBOR in arrears plus a constant spread.  These financial instruments are sensitive to changes in interest rates.  On February 28, 2011, we had $1,055 million in long-term debt obligations that had fixed interest rates.  A one percentage point increase or decrease in interest rates would increase or decrease the annual interest expense we recognize and the cash we pay for interest expense by approximately $13 million.

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

Changes in Internal Control over Financial Reporting

In connection with the evaluation pursuant to Exchange Act Rule 13a-15(d) of the Company's internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) by the Company's management, including its CEO and CFO, no changes during the quarter ended February 28, 2011 were identified that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 1A.   Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended August 31, 2010 and in Part II, Item 1A “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended November 30, 2010, which could materially affect our business, financial condition or future results.

Item 2. Unregistered Sales of Equity Securities and Use Of Proceeds

(c)
The following table provides information about purchases by the Company during the quarter ended February 28, 2011 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Program (2)
12/1/2010 – 12/31/2010	1,364,930	$36.62	1,364,930	$800,328,125
1/1/2011 - 1/31/2011	6,187,163	$41.21	4,262,652	$625,329,106
2/1/2011 - 2/28/2011	1,778,157	$42.17	1,778,157	$550,336,816
Total	9,330,250	$40.73	7,405,739	$550,336,816

(1)
The Company purchased 1,924,511 shares of its common stock in open-market transactions to satisfy the requirements of the Company's employee stock purchase and option plans, as well as the Company's Nonemployee Director Stock Plan.

(2)
On October 13, 2010, the Board of Directors approved a new share repurchase program (2011 repurchase program) which allows for the repurchase of up to $1,000 million of the Company’s common stock prior to its expiration on December 31, 2012.  The total remaining authorization under the 2011 repurchase program is $550 million as of February 28, 2011.

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

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time.

Exhibit No.	Description	SEC Document Reference
3.1	Amended and Restated Articles of Incorporation of Walgreen Co.	Incorporated by reference to Exhibit 3.1 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on January 19, 2011.

3.2	Amended and Restated By-Laws of Walgreen Co., as amended effective as of September 1, 2008.	Incorporated by reference to Exhibit 3.1 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on September 5, 2008

10.1*	Walgreen Co. 162(m) Deferred Compensation Plan, as amended	Incorporated by reference to Exhibit 10.1 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on December 6, 2010

10.2*	Amendment No. 1 to Walgreen Co. 2011 Executive Deferred Compensation Plan	Incorporated by reference to Exhibit 10.1 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on January 19, 2011.

10.3*	Amendment to the Walgreen Co. Profit-Sharing Restoration Plan	Incorporated by reference to Exhibit 10.2 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on January 19, 2011.

12	Computation of Ratio of Earnings to Fixed Charges.	Filed herewith.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.	Filed herewith.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.	Filed herewith.

101**
The following financial statements and footnotes from the Walgreen Co. Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Condensed Balance Sheets; (ii) Consolidated Condensed Statement of Earnings; (iii) Consolidated Condensed Statement of Cash Flows; and (iv) the Notes to Consolidated Condensed Financial Statements.
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

WALGREEN CO.
(Registrant)

Dated: 4/05/11	/s/ W.D. Miquelon
W.D. Miquelon
Executive Vice President
(Chief Financial Officer)

Dated: 4/05/11	/s/ M.M. Scholz
M.M. Scholz
Controller
(Chief Accounting Officer)