Form 10-Q/A
period 2011-02-28
WALGREEN CO
filed 2011-04-06
CIK 104207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

Explanatory Note

This Amendment No. 1 to our quarterly report on Form 10-Q for the quarterly period ended February 28, 2011 (the “10-Q Report”) is being filed solely to furnish Exhibit 101 XBRL interactive data files in accordance with Rule 405 (a)(2) of Regulation S-T that were inadvertently omitted.  This amendment does not otherwise change or update the disclosures set forth in the 10-Q Report as originally filed and does not otherwise reflect events occurring after the original filing of the 10-Q Report.

Pursuant to Rule 406T of Regulation S-T, the interactive data files contained in Exhibit 101 are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

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

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time.

Exhibit No.	Description	SEC Document Reference
3.1	Amended and Restated Articles of Incorporation of Walgreen Co.	Incorporated by reference to Exhibit 3.1 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on January 19, 2011.

3.2	Amended and Restated By-Laws of Walgreen Co., as amended effective as of September 1, 2008.	Incorporated by reference to Exhibit 3.1 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on September 5, 2008

10.1*	Walgreen Co. 162(m) Deferred Compensation Plan, as amended	Incorporated by reference to Exhibit 10.1 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on December 6, 2010

10.2*	Amendment No. 1 to Walgreen Co. 2011 Executive Deferred Compensation Plan	Incorporated by reference to Exhibit 10.1 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on January 19, 2011.

10.3*	Amendment to the Walgreen Co. Profit-Sharing Restoration Plan	Incorporated by reference to Exhibit 10.2 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on January 19, 2011.

12	Computation of Ratio of Earnings to Fixed Charges.	Incorporated by reference to Exhibit 12 to Walgreen Co's Quarterly Report on Form 10-Q (File No. 1-00604) filed with the SEC on April 5, 2011.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Previously filed as Exhibit 31.1 to Walgreen Co's Quarterly Report on Form 10-Q (File No. 1-00604) filed with the SEC on April 5, 2011.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Previously filed as Exhibit 31.2 to Walgreen Co's Quarterly Report on Form 10-Q (File No. 1-00604) filed with the SEC on April 5, 2011.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.	Previously furnished as Exhibit 32.1 to Walgreen Co's Quarterly Report on Form 10-Q (File No. 1-00604) filed with the SEC on April 5, 2011.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.	Previously furnished as Exhibit 32.2 to Walgreen Co's Quarterly Report on Form 10-Q (File No. 1-00604) filed with the SEC on April 5, 2011.

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
Furnished herewith.

*           Management contract or compensatory plan or arrangement.

**	In accordance with Rule 406T under Regulation S-T, the XBRL-related information in Exhibit 101 shall be deemed to be “furnished” and not “filed”.

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