Form 10-Q
period 2011-05-31
WALGREEN CO
filed 2011-06-27
CIK 104207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended May 31, 2011

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
Yes ☐ No ☑

The number of shares outstanding of the registrant's Common Stock, $.078125 par value, as of May 31, 2011 was 905,418,846.

WALGREEN CO.

FORM 10-Q FOR THE QUARTER ENDED MAY 31, 2011

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

PART I. FINANCIAL INFORMATION

Item 1.  Consolidated Condensed Financial Statements (Unaudited)

The consolidated condensed financial statements of Walgreen Co. and subsidiaries included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  The Consolidated Condensed Balance Sheets as of May 31, 2011, August 31, 2010 and May 31, 2010, the Consolidated Condensed Statements of Earnings for the three and nine months ended May 31, 2011 and 2010, and the Consolidated Condensed Statements of Cash Flows for the nine months ended May 31, 2011 and 2010, have been prepared without audit.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  It is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest Annual Report on Form 10-K.

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

WALGREEN CO. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(UNAUDITED)
(In millions, except per share amounts)

	May 31,	August 31,	May 31,
	2011	2010	2010
Assets
Current Assets:
Cash and cash equivalents	$2,652	$1,880	$1,712
Short-term investments	-	-	600
Accounts receivable, net	2,598	2,450	2,729
Inventories	7,552	7,378	7,110
Other current assets	203	214	185
Total Current Assets	13,005	11,922	12,336
Non-Current Assets:
Property and equipment, at cost, less accumulated depreciation and amortization	11,130	11,184	11,154
Goodwill	1,898	1,887	1,894
Other non-current assets	1,283	1,282	1,323
Total Non-Current Assets	14,311	14,353	14,371
Total Assets	$27,316	$26,275	$26,707

Liabilities & Shareholders' Equity
Current Liabilities:
Short-term borrowings	$11	$12	$9
Trade accounts payable	5,015	4,585	4,584
Accrued expenses and other liabilities	2,809	2,763	2,531
Income taxes	83	73	217
Total Current Liabilities	7,918	7,433	7,341
Non-Current Liabilities:
Long-term debt	2,384	2,389	2,359
Deferred income taxes	419	318	268
Other non-current liabilities	1,872	1,735	1,627
Total Non-Current Liabilities	4,675	4,442	4,254
Commitments and Contingencies (see Note 13)
Shareholders' Equity:
Preferred stock $.0625 par value; authorized 32 million shares, none issued	-	-	-
Common stock $.078125 par value; authorized 3.2 billion shares; issued 1,025,400,000 at May 31, 2011, August 31, 2010 and May 31, 2010	80	80	80
Paid-in capital	741	684	669
Employee stock loan receivable	(46)	(87)	(101)
Retained earnings	18,289	16,848	16,543
Accumulated other comprehensive (loss) income	(22)	(24)	35
Treasury stock, at cost; 119,981,154 shares at May 31, 2011, 86,794,947 at August 31, 2010 and 52,221,907 at May 31, 2010	(4,319)	(3,101)	(2,114)
Total Shareholders' Equity	14,723	14,400	15,112
Total Liabilities & Shareholders' Equity	$27,316	$26,275	$26,707

The accompanying Notes to Consolidated Condensed Financial
Statements are an integral part of these Statements.

WALGREEN CO. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
(UNAUDITED)
(In millions, except per share amounts)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2011	2010	2011	2010

Net sales	$18,371	$17,199	$54,217	$50,550
Cost of sales	13,217	12,450	38,794	36,366
Gross Profit	5,154	4,749	15,423	14,184

Selling, general and administrative expenses	4,203	3,920	12,324	11,474
Operating Income	951	829	3,099	2,710

Interest expense, net	18	24	56	67

Earnings Before Income Tax Provision	933	805	3,043	2,643
Income tax provision	330	342	1,121	1,022
Net Earnings	$603	$463	$1,922	$1,621

Net earnings per common share – basic	$.66	$.47	$2.08	$1.65
Net earnings per common share – diluted	$.65	$.47	$2.07	$1.64

Dividends declared	$.1750	$.1375	$.5250	$.4125

Average shares outstanding	911.3	976.4	922.2	984.5
Dilutive effect of stock options	10.9	5.6	6.8	6.1
Average shares outstanding assuming dilution	922.2	982.0	929.0	990.6

The accompanying Notes to Consolidated Condensed Financial
Statements are an integral part of these Statements.

WALGREEN CO. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In millions)

	Nine Months Ended May 31,
	2011	2010

Cash Flows from Operating Activities:
Net earnings	$1,922	$1,621
Adjustments to reconcile net earnings to net cash provided by operating activities -
Depreciation and amortization	798	768
Deferred income taxes	136	(19)
Stock compensation expense	67	64
Income tax savings from employee stock plans	5	6
Other	34	28
Changes in operating assets and liabilities -
Accounts receivable, net	(114)	(139)
Inventories	(151)	(37)
Other assets	(8)	41
Trade accounts payable	430	163
Accrued expenses and other liabilities	51	64
Income taxes	(29)	139
Other non-current liabilities	140	120
Net cash provided by operating activities	3,281	2,819

Cash Flows from Investing Activities:
Purchases of short-term investments held to maturity	-	(2,400)
Proceeds from short-term investments held to maturity	-	2,300
Additions to property and equipment	(699)	(786)
Proceeds from sale of assets	54	29
Business and intangible asset acquisitions, net of cash received	(182)	(764)
Other	(17)	(31)
Net cash used for investing activities	(844)	(1,652)

Cash Flows from Financing Activities:
Payments of debt	-	(576)
Stock purchases	(1,393)	(754)
Proceeds related to employee stock plans	203	206
Cash dividends paid	(488)	(407)
Other	13	(11)
Net cash used for financing activities	(1,665)	(1,542)

Changes in Cash and Cash Equivalents:
Net increase (decrease) in cash and cash equivalents	772	(375)
Cash and cash equivalents at beginning of year	1,880	2,087
Cash and cash equivalents at end of period	$2,652	$1,712

The accompanying Notes to Consolidated Condensed Financial
Statements are an integral part of these Statements.

WALGREEN CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1.  Basis of Presentation

The consolidated condensed financial statements include the accounts of the Company and its subsidiaries.  All intercompany transactions have been eliminated.  The consolidated condensed financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and include amounts based on management’s prudent judgments and estimates.  Actual results may differ from these estimates.  For a complete discussion of all significant accounting policies, please see the Company’s 2010 Annual Report on Form 10-K.

Note 2.  Restructuring

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

The following pre-tax charges associated with Rewiring for Growth have been recorded in the Consolidated Condensed Statements of Earnings (In millions):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2011	2010	2011	2010
Severance and other benefits	$-	$3	$2	$15
Inventory charges	-	-	-	19
Restructuring expense	-	3	2	34
Consulting	10	10	21	34
Restructuring and restructuring related expenses	$10	$13	$23	$68

Cost of sales	$-	$-	$-	$19
Selling, general and administrative expenses	10	13	23	49
	$10	$13	$23	$68

Severance and other benefits include the charges associated with employees who were separated from the Company.  In the current fiscal year, 39 employees have been separated from the Company.  Since inception, a total of 929 employees have been separated from the Company as a result of these initiatives.

Inventory charges relate to on-hand inventory that has been reduced from cost to a selling price below cost.

The following balances have been recorded in accrued expenses and other liabilities on the Consolidated Condensed Balance Sheets (In millions):

Severance and Other Benefits
May 31, 2010 reserve balance	$-
Charges	2
Cash payments	(2)
August 31, 2010 reserve balance	-
Charges	2
Cash payments	(2)
May 31, 2011 reserve balance	$-

Additionally, as a part of the Company’s Customer Centric Retailing (CCR) initiative, it is modifying the store format to enhance category layouts and adjacencies, shelf heights and sight lines, and brand and private brand assortments, all of which are designed to positively impact the shopper experience and increase customer frequency and purchase size.  The Company expects this format will be rolled out to over 5,500 existing stores.  At May 31, 2011, in total, the Company has converted 3,301 stores and opened 475 new stores with the CCR format.  The Company expects to convert approximately 1,800 stores and open approximately 60 new stores with the CCR format in the remaining months of fiscal 2011.  For the remaining remodels, the Company expects the average total cost, which includes both selling, general and administrative expenses and capital, to be approximately $45 thousand per store.  For the three months ended May 31, 2011, the Company incurred $46 million in total program costs, of which $33 million was included in selling, general and administrative expenses and $13 million in capital costs.  For the nine months ended May 31, 2011, the Company incurred $63 million in total program costs, of which $43 million was included in selling, general and administrative expenses and $20 million in capital costs.  In the prior year’s quarter, the Company incurred $29 million in total program costs, of which $20 million was included in selling, general and administrative expenses and $9 million in capital costs.  In the prior year’s nine month period, the Company incurred $41 million in total program costs, of which $28 million was included in selling, general and administrative expenses and $13 million in capital costs.

Note 3.  Inventories

Inventories are valued on a lower of last-in, first-out (LIFO) cost or market basis.  At May 31, 2011, August 31, 2010 and May 31, 2010, inventories would have been greater by $1,527 million, $1,379 million and $1,318 million, respectively, if they had been valued on a lower of first-in, first-out (FIFO) cost or market basis.  LIFO inventory costs can only be determined annually when inflation rates and inventory levels are finalized; therefore, LIFO inventory costs for interim financial statements are estimated. Inventory includes product costs, inbound freight, warehousing costs and vendor allowances not included as a reduction of advertising expense.

Note 4.  Future Costs Related to Closed Locations

The Company provides for future costs related to closed locations.  The liability is based on the present value of future rent obligations and other related costs (net of estimated sublease rent) to the first lease option date.  During the three and nine month periods ended May 31, 2011, the Company recorded charges of $5 million and $42 million, respectively, for facilities that were closed or relocated under long-term leases.  This compares to $11 million and $35 million, respectively, for the three and nine month periods ended May 31, 2010.  These charges are reported in selling, general and administrative expenses on the Consolidated Condensed Statement of Earnings.

The changes in reserve for facility closings and related lease termination charges include the following (In millions):
	May 31,	August 31,	May 31,
	2011	2010	2010
Balance – beginning of period	$151	$99	$99
Provision for present value of non-cancellable lease payments of closed facilities	38	77	27
Assumptions about future sublease income, terminations and changes in interest rates	(13)	(9)	(9)
Interest accretion	17	22	17
Cash payments, net of sublease income	(45)	(45)	(32)
Reserve acquired through acquisition	-	7	7
Balance – end of period	$148	$151	$109

Note 5.  Employee Retirement Plan

The principal retirement plan for employees is the Walgreen Profit-Sharing Retirement Trust to which both the Company and participating employees contribute.  The Company's contribution, which has historically related to pre-tax income and a portion of which is in the form of a guaranteed match, is determined annually at the discretion of the Board of Directors.  The profit-sharing provision was $83 million for the quarter and $271 million for the nine month period of 2011 compared to $72 million and $235 million, respectively, in the same periods last year.  The Company’s contributions, which are made annually in the second quarter, were $322 million during the nine month period ended May 31, 2011.  This compares to $293 million for the prior year.

Note 6.  Stock Based Compensation

The Company granted 334,344 and 8,632,845 stock options under the Walgreen Co. Executive Stock Option Plan and the Walgreen Co. Stock Purchase/Option Plan (Share Walgreens) for the quarter and nine month periods ended May 31, 2011, respectively.  This compares to 119,620 and 7,546,259 stock options granted in the quarter and nine month periods last year under the plans.  Total stock-based compensation expense was $21 million for the quarter and $67 million for the nine month period ended May 31, 2011 compared to $20 million and $64 million, respectively, for the same periods last year.  In accordance with Accounting Standards Codification (“ASC”) Topic 718 Compensation – Stock Compensation, compensation expense is recognized on a straight-line basis over the employee's vesting period or to the employee's retirement eligible date, if earlier.  There was no fully recognized retiree eligible expense recorded in the quarter and $5 million recorded for the nine month period ended May 31, 2011.  This compares to no fully recognized retiree eligible expense for the quarter and $6 million for the nine month period ended May 31, 2010.  Compensation expense for the quarter and nine month periods may not be representative of compensation expense for the entire fiscal year.  There were no material changes in the assumptions used to compute compensation expense during the current quarter.

The Company granted 51,238 and 834,582 restricted stock units under the Walgreen Co. Restricted Stock Unit Award Program for the quarter and nine month period ended May 31, 2011, compared to 12,752 and 700,187 restricted stock units in the same periods last year.  Dividends issued under the program, paid in the form of additional restricted stock units, totaled 7,542 units for the quarter and 24,619 units for the nine month period ended May 31, 2011 versus 4,642 units and 12,619 units in the same periods last year.  The Company also granted 24,665 and 831,456 performance shares under the Walgreen Co. Performance Share Program for the quarter and nine month period ended May 31, 2011 versus 9,759 and 629,082 shares in the same period last year.  In accordance with ASC Topic 718, compensation expense is recognized on a straight line basis based on a three year cliff vesting schedule for the Restricted Stock Unit Award Program and straight line over a three year performance period for the Performance Share Program.  For the quarter and nine month period ended May 31, 2011, the Company recognized $14 million and $34 million of expense related to these plans, respectively.  In the same periods last year, the Company recognized $6 million and $16 million of expense.

Note 7.  Earnings Per Share

The dilutive effect of outstanding stock options on earnings per share is calculated using the treasury stock method.  Stock options are anti-dilutive and excluded from the earnings per share calculation if the exercise price exceeds the average market price of the common shares for the periods presented.  At May 31, 2011 and 2010, outstanding options to purchase common shares of 10,876,070 and 25,196,994, respectively, were excluded from the year to date earnings per share calculation because they were anti-dilutive.

Note 8.  Post Employment Benefits

The Company provides certain health insurance benefits for retired employees who meet eligibility requirements, including age, years of service and date of hire.  The costs of these benefits are accrued over the service life of the employee. The Company's postretirement health benefit plan is not funded.

	Three Months Ended May 31,		Nine Months Ended May 31,
Components of Net Periodic Benefit Costs (In millions):	2011	2010	2011	2010
Service cost	$4	$3	$11	$9
Interest cost	5	5	16	15
Amortization of actuarial loss	4	2	11	6
Amortization of prior service cost	(2)	(3)	(7)	(9)
Total postretirement benefit cost	$11	$7	$31	$21

Note 9.  Debt

Short-term borrowings and long-term debt consist of the following at May 31, 2011, August 31, 2010 and May 31, 2010 (In millions):

	May 31, 2011	August 31, 2010	May 31, 2010
Short-Term Borrowings -
Current maturities of loans assumed through the purchase of land, buildings and equipment; various interest rates from 5.00% to 8.75%; various maturities from 2015 to 2035	$8	$7	$4
Other	3	5	5
Total short-term borrowings	$11	$12	$9

Long-Term Debt -
4.875% unsecured notes due 2013 net of unamortized discount and interest rate swap fair market value adjustment (see Note 11)	$1,341	$1,348	$1,318
5.250% unsecured notes due 2019 net of unamortized discount and interest rate swap fair market value adjustment (see Note 11)	997	995	995
Loans assumed through the purchase of land, buildings and equipment; various interest rates from 5.00% to 8.75%; various maturities from 2015 to 2035	54	53	50
	2,392	2,396	2,363
Less current maturities	(8)	(7)	(4)
Total-long term debt	$2,384	$2,389	$2,359

On July 17, 2008, the Company issued notes totaling $1,300 million bearing an interest rate of 4.875% paid semiannually in arrears on February 1 and August 1 of each year, beginning on February 1, 2009. The notes will mature on August 1, 2013. The Company may redeem the notes, at any time in whole or from time to time in part, at its option at a redemption price equal to the greater of: (1) 100% of the principal amount of the notes to be redeemed; or (2) the sum of the present values of the remaining scheduled payments of principal and interest, discounted to the date of redemption on a semiannual basis at the Treasury Rate, plus 30 basis points, plus accrued interest on the notes to be redeemed to, but excluding, the date of redemption.  If a change of control triggering event occurs, unless the Company has exercised its option to redeem the notes, it will be required to offer to repurchase the notes at a purchase price equal to 101% of the principal amount of the notes plus accrued and unpaid interest to the date of redemption.  The notes are unsecured senior debt obligations and rank equally with all other unsecured senior indebtedness of the Company. The notes are not convertible or exchangeable.  Total issuance costs relating to this offering were $9 million, which included $8 million in underwriting fees.  The fair value of the notes as of May 31, 2011, August 31, 2010 and May 31, 2010 was $1,411 million, $1,446 million and $1,438 million, respectively.  Fair value for these notes was determined based upon quoted market prices.

On January 13, 2009, the Company issued notes totaling $1,000 million bearing an interest rate of 5.25% paid semiannually in arrears on January 15 and July 15 of each year, beginning on July 15, 2009. The notes will mature on January 15, 2019. The Company may redeem the notes, at any time in whole or from time to time in part, at its option at a redemption price equal to the greater of: (1) 100% of the principal amount of the notes to be redeemed; or (2) the sum of the present values of the remaining scheduled payments of principal and interest thereon, discounted to the date of redemption on a semiannual basis at the Treasury Rate, plus 45 basis points, plus accrued interest on the notes to be redeemed to, but excluding, the date of redemption.  If a change of control triggering event occurs, unless the Company has exercised its option to redeem the notes, it will be required to offer to repurchase the notes at a purchase price equal to 101% of the principal amount of the notes plus accrued and unpaid interest to the date of redemption.  The notes are unsecured senior debt obligations and rank equally with all other unsecured senior indebtedness of the Company. The notes are not convertible or exchangeable.  Total issuance costs relating to this offering were $8 million, which included $7 million in underwriting fees.  The fair value of the notes as of May 31, 2011, August 31, 2010 and May 31, 2010 was $1,124 million, $1,167 million and $1,116 million, respectively.  Fair value for these notes was determined based upon quoted market prices.

The Company has had no activity or outstanding balances in its commercial paper program since the second quarter of fiscal 2009.  In connection with the commercial paper program, the Company maintains two unsecured backup syndicated lines of credit that total $1,100 million.  The first $500 million facility expires on July 20, 2011, and allows for the issuance of up to $250 million in letters of credit, which reduces the amount available for borrowing.  The second $600 million facility expires on August 12, 2012.  The Company’s ability to access these facilities is subject to compliance with the terms and conditions of the credit facilities, including financial covenants.  The covenants require the Company to maintain certain financial ratios related to minimum net worth and priority debt, along with limitations on the sale of assets and purchases of investments.  At May 31, 2011, the Company was in compliance with all such covenants.  The Company pays a facility fee to the financing banks to keep these lines of credit active.  At May 31, 2011, there were no letters of credit issued against these credit facilities and the Company does not anticipate any future letters of credit to be issued against these facilities.

Note 10.  Goodwill and Intangible Assets

Changes in the carrying amount of goodwill consist of the following activity (In millions):

Net book value – June 1, 2010
Goodwill	$1,906
Accumulated impairment losses	(12)
Total	1,894
Acquisitions	-
Impairment charges	(16)
Other	9
Net book value – August 31, 2010	1,887
Acquisitions	39
Other	(28)
Net book value – May 31, 2011	$1,898

Other primarily represents immaterial purchase accounting adjustments for the Company’s acquisitions.

The carrying amount and accumulated amortization of intangible assets consists of the following (In millions):

	May 31, 2011	August 31, 2010	May 31, 2010
Gross Intangible Assets
Purchased prescription files	$809	$749	$785
Favorable lease interests	386	377	373
Purchasing and payer contracts	303	280	288
Non-compete agreements	89	69	67
Trade name	44	44	72
Other amortizable intangible assets	4	34	5
Total gross intangible assets	1,635	1,553	1,590

Accumulated amortization
Purchased prescription files	(325)	(293)	(264)
Favorable lease interests	(67)	(38)	(30)
Purchasing and payer contracts	(88)	(68)	(64)
Non-compete agreements	(41)	(33)	(30)
Trade name	(9)	(3)	(17)
Other amortizable intangibles	(2)	(4)	(2)
Total accumulated amortization	(532)	(439)	(407)
Total intangible assets, net	$1,103	$1,114	$1,183

Amortization expense for intangible assets was $152 million and $129 million for the nine month period ended May 31, 2011 and 2010, respectively.  The estimated annual amortization expense related to intangible assets is as follows (In millions):

2011	2012	2013	2014	2015
$202	$192	$167	$135	$104

Note 11.  Derivatives

The Company uses derivative instruments to manage its interest rate exposure associated with some of its fixed-rate borrowings.  The Company does not use derivative instruments for trading or speculative purposes.  All derivative instruments are recognized in the consolidated condensed balance sheets at fair value.  The Company designates interest rate swaps as fair value hedges of fixed-rate borrowings.  For derivatives designated as fair value hedges, the change in the fair value of both the derivative instrument and the hedged item are recognized in earnings in the current period.  At the inception of a hedge transaction, the Company formally documents the hedge relationship and the risk management objective for undertaking the hedge.  In addition, it assesses both at inception of the hedge and on an ongoing basis, whether the derivative in the hedging transaction has been highly effective in offsetting changes in fair value of the hedged item and whether the derivative is expected to continue to be highly effective.  The impact of any ineffectiveness is recognized currently in earnings.

Counterparties to derivative financial instruments expose the Company to credit-related losses in the event of nonperformance, but the Company regularly monitors the creditworthiness of each counterparty.

Fair Value Hedges

For derivative instruments that are designated and qualify as fair value hedges, the gain or loss on the derivative, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk, are recognized in current earnings.

In May 2011, the Company entered into interest rate swaps with two counterparties converting $250 million of its 5.25% fixed rate notes to a floating interest rate based on the six month LIBOR in arrears plus a constant spread.  The swap termination date coincides with the notes maturity date, January 15, 2019.

The notional amounts of derivative instruments outstanding as of May 31, 2011, August 31, 2010 and May 31, 2010 were as follows (In millions):

	Notional Amount
	May 31, 2011	August 31, 2010	May 31, 2010
Derivatives designated as hedges:
Interest rate swaps	$1,550	$1,300	$1,300

The changes in fair value of the notes attributable to the hedged risk are included in long-term debt on the Consolidated Condensed Balance Sheets (see Note 9) and amortized through maturity.  At May 31, 2011, August 31, 2010 and May 31, 2010, the Company had net unamortized fair value changes of $45 million, $51 million and $21 million, respectively.

The fair value and balance sheet presentation of derivative instruments at May 31, 2011, August 31, 2010 and May 31, 2010, were as follows (In millions):

	Location in Consolidated Condensed Balance Sheet	May 31, 2011	August 31, 2010	May 31, 2010
Asset derivatives designated as hedges:
Interest rate swaps	Other non-current assets	$46	$44	$12

Gains and losses relating to the ineffectiveness of the Company’s derivative instruments are recorded in interest expense on the Consolidated Condensed Statement of Earnings.  The Company recorded income of $1 million in the current quarter and $1 million of expense for the nine month period ended May 31, 2011.  This compares to $1 million of income for the quarter and nine month periods last year.

Note 12.  Fair Value Measurements

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

Level 1 -	Quoted prices in active markets that are accessible at the measurement date for identical assets and liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.
Level 2 -	Observable inputs other than quoted prices in active markets.
Level 3 -	Unobservable inputs for which there is little or no market data available. The fair value hierarchy gives the lowest priority to Level 3 inputs.

Assets measured at fair value on a recurring basis were as follows (In millions):

	May 31, 2011	Level 1	Level 2	Level 3
Assets:
Money market funds	$1,383	$1,383	$-	$-
Interest rate swaps	46	-	46	-

	August 31, 2010	Level 1	Level 2	Level 3
Assets:
Money market funds	$1,030	$1,030	$-	$-
Interest rate swaps	44	-	44	-

	May 31, 2010	Level 1	Level 2	Level 3
Assets:
Money market funds	$1,195	$1,195	$-	$-
Interest rate swaps	12	-	12	-

Interest rate swaps are valued using the six month LIBOR in arrears.  See Note 11 for additional disclosures regarding financial instruments.

Assets measured at fair value on a non-recurring basis were as follows (In millions):

	August 31, 2010	Level 1	Level 2	Level 3
Assets:
Goodwill	$3	$-	$-	$3

The Company reports its debt instruments under the guidance of ASC Topic 825 Financial Instruments, which requires disclosure of the fair value of the Company’s debt in the footnotes to the consolidated condensed financial statements.

Note 13.  Legal Proceedings and Guarantees

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

The Company previously guaranteed a credit agreement on behalf of SureScripts-RxHub, LLC, which provides electronic prescription data services.  The guarantee arose as a result of a business decision between parties to ensure that the operations of SureScripts-RxHub, LLC would have additional support to access financing.  The liability was $10 million at August 31, 2010 and May 31, 2010.  In the third quarter of the current fiscal year, the Company was fully released from its guarantee obligation.

Note 14.  Business Acquisitions

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

The allocation of the purchase price of Duane Reade was accounted for under the purchase method of accounting in accordance with ASC Topic 805 Business Combinations.  Goodwill, none of which is deductible for tax purposes, and other intangible assets recorded in connection with the acquisition totaled $401 million and $445 million, respectively.  Goodwill consists of expected purchasing synergies, consolidation of operations and reductions in selling, general and administrative expenses.  Intangible assets consist of $303 million of favorable lease interests (10 year weighted average useful life), $75 million in customer relationships (10 year useful life), $38 million in trade name (5 year useful life) and $29 million in other intangible assets (10 year useful life).

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

The fair values of goodwill and intangible assets associated with the acquisition of Duane Reade were determined to be Level 3 measurements under the fair value hierarchy.  Intangible asset values were estimated based on future cash flows and customer attrition rates discounted using an estimated weighted average cost of capital.

The Company assumed federal net operating losses of $286 million and state net operating losses of $261 million, both of which begin to expire in 2018, in conjunction with the Duane Reade acquisition.

For the three and nine month periods ended May 31, 2011, the Company incurred $8 million and $28 million, respectively, in costs related to the acquisition, all of which was included in selling, general and administrative expenses.  Actual results from Duane Reade operations are included in the Consolidated Condensed Statements of Earnings as follows (in millions, except per share amounts):
	Three Months Ended May 31, 2011	Nine Months Ended May 31, 2011
Net sales	$484	$1,397
Net income (loss)	-	(12)
Net earnings per common share:
Basic	$0.00	$(0.01)
Diluted	$0.00	$(0.01)

The aggregate purchase price of all business and intangible asset acquisitions was $182 million for the nine months ended May 31, 2011.  These acquisitions added $39 million to goodwill and $139 million to intangible assets, primarily prescription files.  The remaining fair value relates to immaterial amounts of tangible assets, less liabilities assumed.  Operating results of the businesses acquired have been included in the Consolidated Condensed Statements of Earnings from their respective acquisition dates forward.  Pro forma results of the Company, assuming all of the acquisitions had occurred at the beginning of each period presented, would not be materially different from the results reported.

Note 15.  Depreciation and Amortization

The Company has recorded the following depreciation and amortization expense in the Consolidated Condensed Statements of Earnings (In millions):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2011	2010	2011	2010
Depreciation expense	$194	$200	$602	$605
Intangible asset amortization	54	52	152	129
System development costs amortization	21	11	44	34
Total depreciation and amortization expense	$269	$263	$798	$768

Note 16.  Supplemental Cash Flow Disclosures

Cash interest paid for the nine month period ended May 31, 2011 was $47 million compared to $46 million in the prior year’s nine month period.  Cash paid for income taxes was $1,003 million and $896 million for the nine months ended May 31, 2011 and 2010, respectively.

Note 17.  Subsequent Events

On June 3, 2011, the Company completed its acquisition of drugstore.com, inc. (drugstore.com) in a cash transaction totaling $421 million including the assumption of $17 million of debt.  The addition of drugstore.com's online business across its health, personal care, beauty and vision categories better positions the Company as the most convenient multi-channel retailer of health and daily living needs in America.

On June 13, 2011, the Company completed the sale of its pharmacy benefit management business, Walgreens Health Initiatives, Inc. (WHI), to Catalyst Health Solutions, Inc. in a cash transaction for $525 million.  The Company anticipates recording a pre-tax gain in the fourth fiscal quarter in the range of $430 million to $480 million on the transaction.

Note 18.  Recent Accounting Pronouncements

In August 2010, the Financial Accounting Standards Board (FASB) issued an exposure draft on lease accounting that would require entities to recognize assets and liabilities arising from lease contracts on the balance sheet.  The proposed exposure draft states that lessees and lessors should apply a “right-of-use model” in accounting for all leases.  Under the proposed model, lessees would recognize an asset for the right to use the leased asset, and a liability for the obligation to make rental payments over the lease term.  The lease term is defined as the longest possible term that is “more likely than not” to occur.  The accounting by a lessor would reflect its retained exposure to the risks or benefits of the underlying leased asset.  A lessor would recognize an asset representing its right to receive lease payments based on the expected term of the lease.  The proposed standard, as currently drafted, will have a material impact on the Company’s reported results of operations and financial position.  The impact of this exposure draft is non-cash in nature and will not affect the Company’s cash position.

In April 2011, the FASB issued a proposed Accounting Standards Update (ASU), “Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment” which is intended to simplify how an entity is required to test goodwill for impairment. This ASU would allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under the proposed ASU, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The proposed ASU includes a number of factors to consider in conducting the qualitative assessment.  The proposed ASU would be effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  Early adoption would be permitted. The proposed standard is not expected to have a material impact on the Company’s reported results of operations and financial position.

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

INTRODUCTION

Walgreens is principally a retail drugstore chain that sells prescription and non-prescription drugs and general merchandise.  General merchandise includes, among other things, household items, convenience foods, personal care, beauty care, candy, photofinishing and seasonal items.  Customers can have prescriptions filled in retail pharmacies as well as through the mail, and customers may also place orders by telephone and via the Internet.  At May 31, 2011, we operated 8,171 locations in 50 states, the District of Columbia, Guam and Puerto Rico.  Total locations do not include 360 Take Care clinics that are operated within other Walgreens locations.

	Number of Locations
Location Type	May 31, 2011	May 31, 2010
Drugstores	7,715	7,522
Worksite Facilities	362	378
Home Care Facilities	83	103
Specialty Pharmacies	9	14
Mail Service Facilities	2	2
Total	8,171	8,019

The drugstore industry is highly competitive.  In addition to other drugstore chains, independent drugstores and mail order prescription providers, we compete with various other retailers including grocery stores, convenience stores, mass merchants and dollar stores.

The Company’s sales, gross profit margin and gross profit dollars are impacted by, among other things, both the percentage of prescriptions that we fill that are generic and the rate at which new generic versions are introduced to the market.  In general, generic versions of drugs generate lower total sales dollars per prescription, but higher gross profit margins and gross profit dollars, as compared with patent-protected brand name drugs.  The positive impact on gross profit margins and gross profit dollars has been significant in the first several months after a generic version of a drug is first allowed to compete with the branded version, which is generally referred to as a "generic conversion."  In any given year, the number of major brand name drugs that undergo a conversion from branded to generic status can increase or decrease, which can have a significant impact on our sales, gross profit margins and gross profit dollars.  And, because any number of factors outside of the Company’s control or ability to foresee can affect timing for a generic conversion, we face substantial uncertainty in predicting when such conversions will occur and what effect they will have on particular future periods.

The long-term outlook for prescription utilization is strong due in part to the aging population, the increasing utilization of generic drugs, the continued development of innovative drugs that improve quality of life and control health care costs, and the expansion of health care insurance coverage under the Patient Protection and Affordable Care Act signed into law in 2010 (the ACA).  The ACA seeks to reduce federal spending by altering the Medicaid reimbursement formula (AMP) for multi-source drugs, and when implemented, is expected to reduce Medicaid reimbursements.  State Medicaid programs are also expected to continue to seek reductions in reimbursements independent of AMP.  In addition, the Company continuously faces reimbursement pressure from pharmacy benefit management (PBM) companies, health maintenance organizations, managed care organizations and other commercial third party payers, and the Company’s agreements with these payers are regularly subject to expiration, termination or renegotiation.

On June 21, 2011, Walgreens announced that it is planning not to be a part of Express Scripts, Inc.’s pharmacy provider network effective January 1, 2012, as negotiations on a contract renewal have been unsuccessful.  If a contract renewal is not reached, beginning next calendar year, Express Scripts’ network would no longer include Walgreens more than 7,700 pharmacies nationwide.  We estimate that Express Scripts, in its capacity as a pharmacy benefits manager, processes approximately 90 million prescriptions that are expected to be filled by Walgreens in fiscal 2011, representing approximately $5.3 billion in annual sales.  This development is expected to adversely affect our net sales, net income and cash flows in fiscal 2012.  We intend to moderate the impact of this development on our consolidated financial results by seeking to retain business from Express Scripts’ clients (consistent with their contractual obligations to Express Scripts), expand our business with other payers and customers, and implement cost saving initiatives.  Over time, we believe employers and others will want plans with Walgreens in the network.

Total front-end sales have grown due to acquired stores and new store openings, as well as sales gains in existing stores.  Front-end sales have increased in the non-prescription drugs, personal care, convenience foods, beer and wine and beauty categories.

To support our growth, we are investing in prime locations, technology and customer service initiatives.  We are focused on retail organic growth; however, consideration is given to retail and other acquisitions that provide unique opportunities and fit our business objectives, such as our acquisitions of drugstore.com, which enhanced our online presence and Duane Reade, which consisted of 258 Duane Reade stores located in the New York City metropolitan area, as well as the corporate office and two distribution centers.

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

We have recorded the following pre-tax charges associated with our Rewiring for Growth program in the Consolidated Condensed Statements of Earnings (In millions):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2011	2010	2011	2010
Severance and other benefits	$-	$3	$2	$15
Inventory charges	-	-	-	19
Restructuring expense	-	3	2	34
Consulting	10	10	21	34
Restructuring and restructuring related expenses	$10	$13	$23	$68

Cost of sales	$-	$-	$-	$19
Selling, general and administrative expenses	10	13	23	49
	$10	$13	$23	$68

Severance and other benefits include the charges associated with employees who were separated from the Company.  In the current fiscal year, 39 employees have been separated from the Company.  Since inception, a total of 929 employees have been separated from the Company as a result of these initiatives.

Inventory charges relate to on-hand inventory that has been reduced from cost to a selling price below cost.  In addition, as a part of our restructuring efforts, we sold an incremental amount of inventory below traditional retail prices.  The dilutive effect of these sales on gross profit for the three and nine month periods ended May 31, 2011 was $1 million and $2 million, respectively.  This compares to gross profit dilution of $4 million and $19 million in the quarter and nine month periods ended May 31, 2010, respectively.

We incurred pre-tax costs of $11 million ($10 million of restructuring and restructuring related expenses, and $1 million of gross profit dilution) in the three month period ending May 31, 2011 and $25 million ($23 million of restructuring and restructuring related expenses, and $2 million of gross profit dilution) for the nine month period ended May 31, 2011.  Since inception, we have incurred $383 million in total costs ($328 million of restructuring and restructuring related expenses, and $55 million of gross profit dilution).  We anticipate approximately $15 million of pre-tax restructuring and restructuring related expenses and gross profit dilution in the remaining months of fiscal 2011.

We have recorded the following balances within the accrued expenses and other liabilities section of our Consolidated Condensed Balance Sheets (In millions):

Severance and Other Benefits
May 31, 2010 reserve balance	$-
Charges	2
Cash payments	(2)
August 31, 2010 reserve balance	-
Charges	2
Cash payments	(2)
May 31, 2011 reserve balance	$-

We have realized incremental savings related to the Rewiring for Growth program of approximately $74 million in the current quarter and $291 million for the nine month period ended May 31, 2011.  Selling, general and administrative expenses realized incremental savings of $62 million and $260 million in the quarter and nine month period ended May 31, 2011, respectively, while cost of sales benefited by $12 million and $31 million in the same periods.  We have realized total savings related to Rewiring for Growth of approximately $1,012 million compared to our base year of fiscal 2008.  Selling, general and administrative expenses realized total savings of $901 million, while cost of sales benefited by approximately $111 million.  The savings are primarily the result of reduced store labor and personnel reductions and expense reduction initiatives.

Additionally, as a part of the Company’s Customer Centric Retailing (CCR) initiative, we are modifying the store format to enhance category layouts and adjacencies, shelf heights and sight lines, and brand and private brand assortments, all of which are designed to positively impact the shopper experience and increase customer frequency and purchase size.  We expect this format will be rolled out to over 5,500 existing stores.  At May 31, 2011, in total, we have converted 3,301 stores and opened 475 new stores with the CCR format.  We expect to convert approximately 1,800 stores and open approximately 60 new stores with the CCR format in the remaining months of fiscal 2011.  For the remaining remodels, we expect the average total cost, which includes both selling, general and administrative expenses and capital, to be approximately $45 thousand per store.  For the three months ended May 31, 2011, we incurred $46 million in total program costs, of which $33 million was included in selling, general and administrative expenses and $13 million in capital costs.  For the nine months ended May 31, 2011, we incurred $63 million in total program costs, of which $43 million was included in selling, general and administrative expenses and $20 million in capital costs.  In the prior year’s quarter, the company incurred $29 million in total program costs, of which $20 million was included in selling, general and administrative expenses and $9 million in capital costs.  In the prior year’s nine month period, we incurred $41 million in total program costs, of which $28 million was included in selling, general and administrative expenses and $13 million in capital costs.

OPERATING STATISTICS

	Percentage Increases/(Decreases)
	Three Months Ended May 31,		Nine Months Ended May 31,
	2011	2010	2011	2010
Net Sales	6.8	6.1	7.3	6.1
Net Earnings	30.3	(11.4)	18.6	3.2
Comparable Drugstore Sales	4.1	0.7	3.0	1.7
Prescription Sales	6.4	5.7	6.5	6.2
Comparable Drugstore Prescription Sales	4.1	1.0	3.0	2.5
Front-End Sales	7.6	6.9	8.7	6.0
Comparable Drugstore Front-End Sales	3.9	0.1	2.9	0.3
Gross Profit	8.5	6.5	8.7	6.9
Selling, General and Administrative Expenses	7.2	8.6	7.4	7.0

	Percent to Net Sales
	Three Months Ended May 31,		Nine Months Ended May 31,
	2011	2010	2011	2010
Gross Margin	28.1	27.6	28.4	28.1
Selling, General and Administrative Expenses	22.9	22.8	22.7	22.7

	Other Statistics
	Three Months Ended May 31,		Nine Months Ended May 31,
	2011	2010	2011	2010
Prescription Sales as a % of Net Sales	65.1	65.4	64.5	64.9
Third Party Sales as a % of Total Prescription Sales	95.8	95.7	95.5	95.3
Total Number of Prescriptions (in millions)	183	177	545	522
30 Day Equivalent Prescriptions (in millions) *	210	198	617	583
Total Number of Locations			8,171	8,019

* Includes the adjustment to convert prescriptions greater than 84 days to the equivalent of three 30-day prescriptions. This adjustment reflects the fact that these prescriptions include approximately three times the amount of product days supplied compared to a normal prescription.

RESULTS OF OPERATIONS

Net earnings for the third quarter ended May 31, 2011 were $603 million or $.65 per diluted share.  This was a 30.3% increase over the same quarter last year.  The net earnings increase in the quarter was primarily attributable to higher sales growth, improved gross margins and a lower effective tax rate, partially offset by higher selling, general and administrative expenses as a percentage of sales.  We recorded pre-tax Rewiring for Growth expenses of $11 million ($10 million of restructuring and restructuring related expenses and $1 million in margin dilution), $7 million after tax, or $.01 per diluted share in the current quarter compared to pre-tax expenses of $17 million ($13 million of restructuring and restructuring related expenses and $4 million in margin dilution), $11 million after tax, or $.01 per diluted share in the prior year.  Duane Reade operations were breakeven in the current quarter, as compared to the prior year where Duane Reade operations recorded a pre-tax loss of $30 million, $19 million after tax or $.02 per diluted share, including costs associated with the acquisition.  Last year’s third quarter tax provision also included the negative impact of $.04 per diluted share from the elimination of the tax benefit for the Medicare Part D subsidy for retiree benefits that was the result of the enactment of the Patient Protection and Affordable Care Act.

For the nine month period ended May 31, 2011, net earnings increased 18.6% to $1,922 million or $2.07 per diluted share.  The net earnings increase for the nine month period was primarily attributable to higher sales growth, improved gross margins and a lower effective tax rate.  Pre-tax Rewiring for Growth expenses for the nine month period ended May 31, 2011 were $25 million ($23 million of restructuring and restructuring related expenses and $2 million in margin dilution), $16 million after tax, or $.02 per diluted share.  This compares to pre-tax expenses of $87 million ($68 million of restructuring and restructuring related expenses and $19 million in margin dilution), $55 million after tax, or $.06 per diluted share in the prior year’s period.  Duane Reade, including costs associated with the acquisition, recorded a pre-tax loss of $19 million, $12 million after tax, or $.01 per diluted share for the nine month period ended May 31, 2011.  Duane Reade recorded a pre-tax loss of $36 million, $23 million after tax, or $.02 per diluted share for the nine months ended May 31, 2010.  Last year’s nine month period tax provision also included the negative impact of $.04 per diluted share from the elimination of the tax benefit for the Medicare Part D subsidy for retiree benefits that was the result of the enactment of the Patient Protection and Affordable Care Act.

Net sales for the quarter ended May 31, 2011 increased by 6.8% to $18,371 million. The acquisition of Duane Reade increased total sales by 1.1% in the current quarter.  Drugstore sales increases resulted from sales gains in existing stores and added sales from new stores, each of which include an indeterminate amount of market-driven price changes.  Sales in comparable drugstores were up 4.1% in the current quarter and 3.0% for the nine month period ended May 31, 2011.  Comparable drugstores are defined as those that have been open for at least twelve consecutive months without closure for seven or more consecutive days and without a major remodel or a natural disaster in the past twelve months.  Remodels associated with our CCR initiative are not considered major and therefore do not affect comparable drugstore results.  Relocated and acquired stores (including Duane Reade) are not included as comparable stores for the first twelve months after the relocation or acquisition.  We operated 8,171 locations (7,715 drugstores) as of May 31, 2011, compared to 8,019 locations (7,522 drugstores) a year earlier.

Prescription sales increased by 6.4% for the third quarter and 6.5% for the first nine months and represented 65.1% and 64.5% of total sales, respectively.  The acquisition of Duane Reade increased prescription sales by 0.8% in the current quarter and 1.5% for the nine month period.  In the prior year, prescription sales increased 5.7% in the quarter and 6.2% year to date and represented 65.4% and 64.9% of total sales.  Comparable drugstore prescription sales were up 4.1% in the current quarter and 3.0% for the nine month period.  The effect of generic drugs, which have a lower retail price, replacing brand name drugs reduced prescription sales by 2.0% in the current quarter and 2.6% for the first nine months versus 1.9% and 2.2% in the prior year’s quarter and nine month periods, respectively.  The effect of generics on total sales was a reduction of 1.2% in the current quarter and 1.5% year to date compared to 1.2% and 1.3% in the quarter and nine month periods in the prior year, respectively.  Third party sales, where reimbursement is received from managed care organizations, the government, employers or private insurers, were 95.8% of prescription sales for the quarter and 95.5% for the first nine months compared to 95.7% for the quarter and 95.3% for the first nine months last year.  We receive market driven reimbursements from third party payers, a number of which typically reset in January.  The total number of prescriptions filled for the current quarter (including immunizations) was approximately 183 million compared to 177 million for the same period last year.  Prescriptions adjusted to 30 day equivalents were 210 million in the current quarter versus 198 million in last year’s quarter.

Front-end sales increased 7.6% for the current quarter and 8.7% for the first nine months and were 34.9% and 35.5% of total sales, respectively.  The acquisition of Duane Reade increased front-end sales by 1.8% in the quarter and 3.5% for the nine months.  In comparison, prior year front end sales increased 6.9% and 6.0% for the quarter and nine months, respectively, and comprised 34.6% and 35.1% of total sales.    In addition to the impact of Duane Reade, the increase in the current quarter’s front-end sales is due in part to new store openings and improved sales dollars related to convenience foods, non-prescription drugs, personal care, beauty and beer and wine.   Comparable drugstore front-end sales increased 3.9% for the current quarter and increased 2.9% year to date compared to the prior year, which increased 0.1% for the quarter and 0.3% year to date.  The increase in comparable front end sales in the quarter was primarily attributed to convenience foods, non-prescription drugs, personal care, beer and wine and beauty.

Gross margin as a percent of sales was 28.1% in the current quarter and 28.4% for the first nine months compared to 27.6% and 28.1% for the quarter and nine month periods last year, respectively.  Overall margins in the quarter were positively impacted by higher retail pharmacy margins where the positive effect of generic drug sales more than offset market driven reimbursements.  Front-end margins were also higher in the current quarter due to non-prescription drugs and beauty.  These increases were partially offset by a higher provision for LIFO.  Gross margins for the nine month period were positively impacted by higher front-end margins.  Also impacting margins for the nine month period were higher retail pharmacy margins where the positive effect of generic drug sales more than offset market driven reimbursements and the first quarter writedown of flu shot inventory.  Additionally, a higher provision for LIFO negatively impacted gross margins.

We use the LIFO method of inventory valuation, which can only be determined annually when inflation rates and inventory levels are finalized; therefore, LIFO inventory costs for the interim financial statements are estimated.  Cost of sales included a LIFO provision of $50 million and $148 million for the quarter and nine month period ended May 31, 2011 versus $18 million and $79 million a year ago.  Our estimated annual inflation rate for the current year remained at 2.25%.  In the prior year’s quarter, the estimated annual inflation rate was reduced from 1.50% to 1.25%.  The increase in our estimated annual inflation rate from the prior year is primarily due to higher inflation on non-prescription drugs.

Selling, general and administrative expenses as a percentage of sales were 22.9% for the third quarter and 22.7% for the first nine months compared to 22.8% and 22.7% a year ago.  As a percentage of sales, the current quarter increase was primarily due to increased corporate costs partially offset by incremental savings from our Rewiring for Growth initiatives, primarily reduced store payroll and expense.

Interest was a net expense of $18 million in the quarter and $56 million year to date compared to $24 million and $67 million for the prior quarter and year to date, respectively.  The decrease in interest expense for the three and nine month periods is primarily attributed to reduced interest rates associated with our fixed to variable interest rate swaps.  The current year’s interest expense is net of interest which was capitalized to construction projects of $3 million in the quarter and $8 million year to date, versus $3 million for the quarter and $9 million year to date capitalized last year.

The effective tax rate was 35.4% compared to 42.5% in the prior year’s quarter.  The prior year’s effective tax rate includes a $43 million charge to deferred taxes for the repeal of the tax benefit for the Medicare Part D subsidy for retiree benefits.  Excluding this adjustment, the effective rate for the prior year’s quarter was 37.1%.  The decrease in the current year’s effective tax rate, as compared to last year’s adjusted rate is attributed to favorable tax audit resolutions and a beneficial provision to return adjustment.  For the nine month period, the effective tax rate was 36.8% compared to 38.7% in the prior year.  Excluding the charge for the Medicare Part D subsidy repeal, the effective tax rate was 37.0% for the prior year’s nine month period.  We expect our annual effective tax rate for fiscal 2011 to be approximately 37.0%.

CRITICAL ACCOUNTING POLICIES

The consolidated condensed financial statements are prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses as well as related disclosures.  Management bases its estimates and judgments on historical experience and other assumptions, which it believes to be reasonable under the circumstances.  Actual results may differ from these estimates.  To the extent that the estimates used differ from actual results, adjustments to the statement of earnings and corresponding balance sheet accounts would be necessary.  These adjustments would be made in future statements.  For a complete discussion of all our significant accounting policies please see our 2010 Annual Report on Form 10-K.  Some of the more significant estimates include goodwill and other intangible asset impairment, allowance for doubtful accounts, vendor allowances, liability for closed locations, liability for insurance claims, cost of sales, definite-lived intangibles and income taxes.  We use the following methods to determine our estimates:

Goodwill and other intangible asset impairment -

Goodwill and other indefinite-lived intangible assets are not amortized, but are evaluated for impairment annually during the fourth quarter, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.  As part of our impairment analysis for each reporting unit, we engage a third party appraisal firm to assist in the determination of estimated fair value for each unit.  This determination includes estimating the fair value using both the income and market approaches.  The income approach requires management to estimate a number of factors for each reporting unit, including projected future operating results, economic projections, anticipated future cash flows and discount rates.  The market approach estimates fair value using comparable marketplace fair value data from within a comparable industry grouping.

The determination of the fair value of the reporting units and the allocation of that value to individual assets and liabilities within those reporting units requires us to make significant estimates and assumptions.  These estimates and assumptions primarily include, but are not limited to: the selection of appropriate peer group companies; control premiums appropriate for acquisitions in the industries in which we compete; the discount rate; terminal growth rates; and forecasts of revenue, operating income, depreciation and amortization and capital expenditures.  The allocation requires several analyses to determine fair value of assets and liabilities including, among other things, purchased prescription files, customer relationships and trade names.  Although we believe our estimates of fair value are reasonable, actual financial results could differ from those estimates due to the inherent uncertainty involved in making such estimates.  Changes in assumptions concerning future financial results or other underlying assumptions could have a significant impact on either the fair value of the reporting units, the amount of the goodwill impairment charge, or both.  We also compare the sum of the estimated fair values of the reporting units to the Company’s total value as implied by the market value of the Company’s equity and debt securities. This comparison indicates that, in total, our assumptions and estimates are reasonable.  However, future declines in the overall market value of the Company’s equity and debt securities may indicate that the fair value of one or more reporting units has declined below its carrying value.

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

Cost of sales -

Drugstore cost of sales is derived based on point-of-sale scanning information with an estimate for shrinkage and adjusted based on periodic inventory counts.  Inventories are valued at the lower of cost or market determined by the last-in, first-out (LIFO) method.  We have not made any material changes to the method of estimating cost of sales during the last three years.  Based on current knowledge, we do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions used to determine cost of sales.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $2,652 million at May 31, 2011, compared to $1,712 million at May 31, 2010.  Short-term investment objectives are to minimize risk, maintain liquidity and maximize after-tax yields.  To attain these objectives, investment limits are placed on the amount, type and issuer of securities.  Investments are principally in U.S. Treasury market funds and Treasury Bills.

On October 14, 2009, our Board of Directors approved a long-term capital policy: to maintain a strong balance sheet and financial flexibility; reinvest in our core strategies; invest in strategic opportunities that reinforce our core strategies and meet return requirements; and return surplus cash flow to shareholders in the form of dividends and share repurchases over the long term.

Net cash provided by operating activities for the nine months ended May 31, 2011 was $3,281 million compared to $2,819 million a year ago.  When compared to the prior year, cash from operating activities increased primarily as a result of higher net earnings.  For the nine months ended May 31, 2011 and 2010, working capital generated cash flows of $179 million and $231 million, respectively.  Cash provided by operations is the principal source of funds for expansion, acquisitions, remodeling programs, dividends to shareholders and stock repurchases.

Net cash used for investing activities was $844 million for the nine months ended May 31, 2011 compared to $1,652 million a year ago.  Additions to property and equipment were $699 million compared to $786 million last year.  During the first nine months, we added a total of 229 locations (125 net) compared to 601 last year (523 net), which included the acquisition of 258 Duane Reade locations.  There were 48 owned locations added during the first nine months and 54 under construction at May 31, 2011 versus 74 owned locations added and 60 under construction last year.

	Drugstores	Worksites	Home Care	Specialty Pharmacy	Mail Service	Total
August 31, 2010	7,562	367	101	14	2	8,046
New/Relocated	188	13	1	1	-	203
Acquired	22	-	4	-	-	26
Closed/Replaced	(57)	(18)	(23)	(6)	-	(104)
May 31, 2011	7,715	362	83	9	2	8,171

Business acquisitions this year were $182 million versus $764 million in the prior year.  Business acquisitions in the current year include the purchase of $29 million of home care assets with the remaining balances relating primarily to the purchase of prescription files.  The prior year acquisitions are primarily related to the purchase of Duane Reade for $560 million and the purchase of prescription files.  On June 3, 2011, we purchased drugstore.com in a cash transaction for approximately $421 million including the assumption of $17 million of debt.  Additionally, on June 13, 2011, we closed the sale of our pharmacy benefit management business, Walgreens Health Initiatives, Inc. (WHI), in a cash transaction for $525 million.   We anticipate recording a pre-tax gain in the fourth fiscal quarter in the range of $430 million to $480 million on the WHI transaction.

Capital expenditures for fiscal 2011 are expected to be approximately $1.1 billion, excluding business acquisitions and prescription file purchases.  We expect new drugstore organic growth of approximately 2.5 to 3.0 percent in fiscal 2011.  In the first nine months, we added a total of 229 locations, of which 188 were new or relocated drugstores. We are continuing to relocate stores to more convenient and profitable freestanding locations.

Net cash used for financing activities was $1,665 million compared to the prior year’s net cash use of $1,542 million. We repurchased shares totaling $1,393 million in the current year, $1,185 million in conjunction with our share buyback programs and $208 million to support the needs of the employee stock plans.  In the prior year, we repurchased shares totaling $754 million, $638 million in conjunction with our share buyback programs and $116 million to support the needs of the employee stock plans.  We had proceeds related to employee stock plans of $203 million during the first nine months versus $206 million for the same period last year.  Cash dividends paid were $488 million during the first nine months versus $407 million for the same period a year ago.

In connection with our capital policy, our Board of Directors authorized a share repurchase program (2009 repurchase program) and set a long-term dividend payout ratio target between 30 and 35 percent of net earnings.  The 2009 repurchase program, which was completed in September 2010, allowed for the repurchase of up to $2,000 million of the Company’s common stock prior to its expiration on December 31, 2013.  For the nine months ended May 31, 2011 and 2010, shares totaling $360 million and $638 million were purchased in conjunction with the 2009 repurchase program, respectively.  On October 13, 2010, our Board of Directors authorized a new share repurchase program (2011 repurchase program) which allows for the repurchase of up to $1,000 million of the Company’s common stock prior to its expiration on December 31, 2012.  For the nine months ended May 31, 2011, shares totaling $825 million were purchased in conjunction with the 2011 repurchase program.  We determine the timing and amount of repurchases from time to time based on our assessment of various factors including prevailing market conditions, alternate uses of capital, liquidity, the economic environment and other factors.  The timing and amount of these purchases may change at any time.  The Company has, and may from time to time in the future, repurchase shares on the open market through Rule 10b5-1 plans which enable a company to repurchase shares at times when it otherwise might be precluded from doing so under insider trading laws.

We had no commercial paper outstanding at May 31, 2011.  In connection with our commercial paper program, we maintain two unsecured backup syndicated lines of credit that total $1,100 million.  The first $500 million facility expires on July 20, 2011, and allows for the issuance of up to $250 million in letters of credit, which reduce the amount available for borrowing.  We intend to replace this facility with a new $500 million multi-year facility prior to its expiration on July 20, 2011.  The second $600 million facility expires on August 12, 2012.  Our ability to access these facilities is subject to our compliance with the terms and conditions of the credit facility, including financial covenants.  The covenants require us to maintain certain financial ratios related to minimum net worth and priority debt, along with limitations on the sale of assets and purchases of investments.  At May 31, 2011, we were in compliance with all such covenants.  The Company pays a facility fee to the financing banks to keep these lines of credit active.  At May 31, 2011, there were no letters of credit issued against these facilities and we do not anticipate any future letters of credit to be issued against these facilities.

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

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The following table lists our contractual obligations and commitments as of May 31, 2011:

	Payments Due by Period (In millions)
	Total	Less than 1 Year	1-3 Years	3-5 Years	Over 5 Years
Operating leases (1)	$35,762	$2,313	$4,610	$4,408	$24,431
Purchase obligations (2):
Open inventory purchase orders	1,732	1,732	-	-	-
Real estate development	293	176	104	13	-
Other corporate obligations	939	675	155	91	18
Long-term debt*(3)	2,353	8	1,304	10	1,031
Interest payment on long-term debt	581	116	200	105	160
Insurance*	609	245	187	95	82
Retiree health*	459	12	28	35	384
Closed location obligations*	148	35	41	22	50
Capital lease obligations *(1)	98	3	6	6	83
Other long-term liabilities reflected on the balance sheet*(4)	940	84	194	161	501
Total	$43,914	$5,399	$6,829	$4,946	$26,740
* Recorded on balance sheet.

(1)
Amounts for operating leases and capital leases do not include certain operating expenses under the leases such as common area maintenance, insurance and real estate taxes.  These expenses for the Company's most recent fiscal year were $375 million.

(2)	The purchase obligations include agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including open purchase orders.
(3)	Total long-term debt on the Consolidated Condensed Balance Sheet includes a $45 million fair market value adjustment and $6 million of unamortized discount.
(4)	Includes $83 million ($32 million due in 1-3 years, $34 million due in 3-5 years and $17 million due in over 5 years) of unrecognized tax benefits recorded under ASC Topic 740 Income Taxes.

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

Letters of credit are issued to support purchase obligations and commitments (as reflected on the Contractual Obligations and Commitments table) as follows (In millions):

Insurance	$231
Inventory purchase obligations	55
Real estate development	13
Total	$299

We have no off-balance sheet arrangements other than those disclosed on the Contractual Obligations and Commitments table.

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

In April 2011, the FASB issued a proposed Accounting Standards Update (ASU), “Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment” which is intended to simplify how an entity is required to test goodwill for impairment. This ASU would allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under the proposed ASU, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The proposed ASU includes a number of factors to consider in conducting the qualitative assessment.  The proposed ASU would be effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  Early adoption would be permitted. The proposed standard is not expected to have a material impact on the Company’s reported results of operations and financial position.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report and other documents that we file with the Securities and Exchange Commission contain forward-looking statements that are based on current expectations, estimates, forecasts and projections about our future performance, our business, our beliefs and our management’s assumptions.  Statements that are not historical facts are forward-looking statements, including forward-looking information concerning pharmacy sales trends, prescription margins, number and location of new store openings, vendor, payer and customer relationships and terms, possible new contracts or contract extensions, competition, economic and business conditions, outcomes of litigation and regulatory matters, the level of capital expenditures, industry trends, demographic trends, growth strategies, financial results, cost reduction initiatives, acquisition synergies, competitive strengths and changes in legislation or regulations.  Words such as “expect,” “likely,” “outlook,” “forecast,” “would,” “could,” “should,” “will,” “project,” “intend,” “plan,” “continue,” “sustain,” “on track,” “believe,” “seek,” “estimate,” “anticipate,” “may,” “possible,” “assume,” variations of such words and similar expressions are intended to identify such forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.   These forward-looking statements are not guarantees of future performance and involve risks, assumptions and uncertainties, including, but not limited to, those relating to competition, changes in economic and business conditions, failure to obtain new contracts or extensions of existing contracts, changes in vendor, payer and customer relationships and terms, risks associated with new business initiatives and activities, the availability and cost of real estate and construction, risks associated with acquisitions and divestitures, the ability to realize anticipated results from capital expenditures and cost reduction initiatives, outcomes of legal and regulatory matters, changes in legislation or regulations, and those described in Item 1A “Risk Factors” in our Form 10-K for the fiscal year ended August 31, 2010, in our Quarterly Reports on Form 10-Q for the quarters ended November 30, 2010 and February 28, 2011, and in other reports that we file or furnish with the Securities and Exchange Commission.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those indicated or anticipated by such forward-looking statements.  Accordingly, you are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date they are made.  Except to the extent required by law, we undertake no obligation to update publicly any forward-looking statements after the date they are made, whether as a result of new information, future events, changes in assumptions or otherwise.

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

In January 2010, we entered into two interest rate swap transactions converting our $1,300 million 4.875% fixed rate notes to a floating interest rate tied to the six month LIBOR in arrears plus a constant spread.  In May 2011, we entered into two additional interest rate swap transactions converting $250 million of our 5.25% fixed rate notes to a floating interest rate tied to the six month LIBOR in arrears plus a constant spread.  These financial instruments are sensitive to changes in interest rates.  On May 31, 2011, we had $804 million in long-term debt obligations that had fixed interest rates.  A one percentage point increase or decrease in interest rates would increase or decrease the annual interest expense we recognize and the cash we pay for interest expense by approximately $16 million.

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

Changes in Internal Control over Financial Reporting

In connection with the evaluation pursuant to Exchange Act Rule 13a-15(d) of the Company's internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) by the Company's management, including its CEO and CFO, no changes during the quarter ended May 31, 2011 were identified that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

In the second quarter of fiscal 2010, we signed an agreement to outsource select accounting transaction-processing activities.  This is part of an ongoing initiative to transform our accounting organization to a new model which includes shared services and multiple centers of excellence.  The Company’s management has concluded that the outsourcing agreement has not materially affected, and is not reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use Of Proceeds

(c)
The following table provides information about purchases by the Company during the quarter ended May 31, 2011 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act subject to applicable law, share purchases may be made in open market transactions, privately negotiated transactions, or pursuant to instruments and plans complying with Rule 10b5-1.

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Program (2)
3/1/2011 – 3/31/2011	2,055,400	$41.35	2,055,400	$465,349,372
4/1/2011 - 4/30/2011	5,040,582	$41.65	5,040,582	$255,400,019
5/1/2011 - 5/31/2011	4,826,073	$43.34	1,826,073	$175,401,530
Total	11,922,055	$42.28	8,922,055

(1)
The Company purchased 3,000,000 shares of its common stock in open-market transactions to satisfy the requirements of the Company's employee stock purchase and option plans, as well as the Company's Nonemployee Director Stock Plan.

(2)
On October 13, 2010, the Board of Directors approved a new share repurchase program (2011 repurchase program) which allows for the repurchase of up to $1,000 million of the Company’s common stock prior to its expiration on December 31, 2012.  The total remaining authorization under the 2011 repurchase program is $175 million as of May 31, 2011.

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

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time.

Exhibit No.	Description	SEC Document Reference
3.1	Amended and Restated Articles of Incorporation of Walgreen Co.	Incorporated by reference to Exhibit 3.1 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on January 19, 2011.

3.2	Amended and Restated By-Laws of Walgreen Co., as amended effective as of September 1, 2008.	Incorporated by reference to Exhibit 3.1 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on September 5, 2008

10.1*	Walgreen Co. Long-Term Performance Incentive Plan Amendment No. 2	Incorporated by reference to Exhibit 10.1 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on April 14, 2011

10.2*	Agreement and Release between Hal F. Rosenbluth and Walgreen Co.	Filed herewith.

10.3*	Offer letter agreement dated March 10, 2011 between Joseph C. Magnacca and Walgreen Co.	Filed herewith.

12	Computation of Ratio of Earnings to Fixed Charges.	Filed herewith.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.	Furnished herewith.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.	Furnished herewith.

101**
The following financial statements and footnotes from the Walgreen Co. Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Condensed Balance Sheets; (ii) Consolidated Condensed Statement of Earnings; (iii) Consolidated Condensed Statement of Cash Flows; and (iv) the Notes to Consolidated Condensed Financial Statements.
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

WALGREEN CO.
(Registrant)

Dated: 6/27/11	/s/ W.D. Miquelon
W.D. Miquelon
Executive Vice President
(Chief Financial Officer)

Dated: 6/27/11	/s/ M.M. Scholz
M.M. Scholz
Senior Vice President, Controller
(Chief Accounting Officer)