Form 10-K
period 2011-08-31
WALGREEN CO
filed 2011-10-25
CIK 104207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From ____________ to ___________

Commission file number 1-604.

WALGREEN CO.
(Exact name of registrant as specified in its charter)
Illinois	36-1924025
(State of incorporation)	(I.R.S. Employer Identification No.)
108 Wilmot Road, Deerfield, Illinois	60015
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:  (847) 315-2500

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Stock ($.078125 Par Value)	New York Stock Exchange
The NASDAQ Stock Market LLC
Chicago Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:    None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.       Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of "large accelerated filer,” “accelerated filer" and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒                                                                           Accelerated filer ☐
Non-accelerated filer ☐                                                                           Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

As of February 28, 2011, the aggregate market value of Walgreen Co. common stock held by non-affiliates (based upon the closing transaction price on the New York Stock Exchange on February 28, 2011) was approximately $39.7 billion.  As of August 31, 2011, there were 889,294,130 shares of Walgreen Co. common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Annual Report to Shareholders for the year ended August 31, 2011, to the extent stated in this Form 10-K, are incorporated by reference into Parts I, II and IV of this Form 10-K.  Portions of the registrant's Proxy Statement for its Annual Meeting of Shareholders to be held January 11, 2012, are incorporated by reference into Part III of this Form 10-K as indicated herein.

PART I

Item 1. Business

References in this Form 10-K to “Walgreens”, the “Company,” “we,” “us” or “our” refer to Walgreen Co. and its subsidiaries included in the consolidated financial statements, except as otherwise indicated or the context otherwise requires.  Our fiscal year ends on August 31, and references herein to “fiscal 2011” refer to our fiscal year ended August 31, 2011.

Overview

Walgreen Co., together with its subsidiaries, operates the largest drugstore chain in the United States with net sales of $72.2 billion in the fiscal year ended August 31, 2011.  We provide our customers with convenient, multichannel access to consumer goods and services, pharmacy, and health and wellness services in communities across America.  We offer our products and services through drugstores, as well as through mail, by telephone and via the Internet.

We sell prescription and non-prescription drugs as well as general merchandise, including household products, convenience and fresh foods, personal care, beauty care, photofinishing and candy.  Our pharmacy, health and wellness services include retail, specialty, infusion and respiratory services, mail service, convenient care clinics and worksite clinics.  These services help improve health outcomes and manage costs for payers including employers, managed care organizations, health systems, pharmacy benefit managers and the public sector.  Our Take Care Health Systems subsidiary is a manager of worksite health centers and in-store convenient care clinics, with more than 700 locations throughout the United States.

Walgreen Co. was incorporated as an Illinois corporation in 1909 as a successor to a business founded in 1901.  Our principal executive offices are located at 108 Wilmot Road, Deerfield, Illinois 60015.  The Company is principally in the retail drugstore business and its operations are within one reportable segment.

Business Development

As of August 31, 2011, Walgreens operated 8,210 locations in 50 states, the District of Columbia, Puerto Rico and Guam.  In 2011, the Company opened or acquired 297 locations for a net increase of 164 locations after relocations and closings.  Total locations do not include 357 Take Care clinics operated within our Walgreens locations.

	Number of Locations
Location Type	2011	2010	2009
Drugstores	7,761	7,562	6,997
Worksite Facilities	355	367	377
Infusion and Respiratory Services Facilities	83	101	105
Specialty Pharmacies	9	14	15
Mail Service Facilities	2	2	2
Total	8,210	8,046	7,496

Walgreens goal is to provide the most convenient multichannel access to consumer goods and services, pharmacy, health and wellness services through our 7,761 community based drugstores, as well as through our specialty pharmacy, home infusion and respiratory services, worksite health centers and retail clinic businesses.  As of August 2011, approximately 73.8% of the United States population lived within five miles of a Walgreens and 6.1 million shoppers visited our stores daily.  In addition to store shoppers, Walgreens.com received approximately 16.8 million visits per month in fiscal 2011.

We seek to grow pharmacy, front-end and online market share through new store growth, comparable store sales increases, pharmacy prescription file purchases and strategic acquisitions.  In fiscal 2011, we expanded our ecommerce capabilities with the acquisition of drugstore.com which complements our site, Walgreens.com, in providing customers with access to our merchandise.  In fiscal 2010, we supplemented organic growth by expanding our presence in the New York metropolitan area through the acquisition of 258 Duane Reade drugstores.  Beyond our purchases of drugstore.com and Duane Reade, we continue to make strategic acquisitions of prescription files, buy-and-operate locations and other regional drugstore retailers as well as other complementary health care services.

We utilize our extensive retail network as a channel to provide affordable quality health and wellness services to our customers and patients, as illustrated by our ability to play a significant role in providing flu vaccines and other immunizations.  We market our products and services to employers, governments, managed care organizations and pharmacy benefit managers, expanding beyond our traditional retail consumer model, to contract directly with our payers.  With our more than 75,000 health care providers including pharmacists, nurse practitioners and other health related professionals, Walgreens expects to continue to play a growing role in government and employer efforts to control escalating health care costs.

Prescription sales continue to be a large portion of the Company's business.  In fiscal 2011, prescriptions accounted for 64.7% of sales compared to 65.2% in fiscal 2010.  Third party sales, where reimbursement is received from managed care organizations, government and private insurance, were 95.6% of fiscal 2011 prescription sales compared to 95.3% in fiscal 2010.  Overall, Walgreens filled approximately 718 million prescriptions in 2011, an increase of 23 million from fiscal 2010.  Adjusted to 30 day equivalents, prescriptions filled were 819 million in fiscal 2011, 778 million in fiscal 2010 and 723 million in fiscal 2009.  Walgreens continues to gain market share, accounting for 20.0% of the U.S. retail prescription drug market in fiscal 2011 compared to 19.5% and 18.9% in fiscal 2010 and 2009, respectively.  Walgreens expects to continue to grow pharmacy sales due, in part, to the aging population and the continued development of innovative drugs that improve quality of life and control health care costs.

During fiscal 2011, the Company added $1.2 billion to property and equipment, which included approximately $800 million related to stores, $300 million for information technology and $100 million related to other locations.  Capital expenditures for fiscal 2012 are currently expected to be approximately $1.6 billion, excluding acquisitions and prescription file purchases, although the actual amount may vary depending upon a variety of factors, including, among other things, the timing of implementation of certain capital projects.

During fiscal 2012, the Company plans to pursue strategies designed to further transform its traditional drugstore to a “retail health and daily living” store; advance community pharmacy to play a greater role in healthcare through integration and expanded services; deliver an outstanding customer experience through enhanced employee engagement; expand across new channels and markets; and enhance its cost structure through continuous improvement and innovation.

Description of Business

Principal products produced and services rendered

The Company’s drugstores are engaged in the retail sale of prescription and non-prescription drugs and general merchandise.  General merchandise includes, among other things, household items, convenience and fresh foods, personal care, beauty care, photofinishing and candy.  Prescription drugs represent our largest product class accounting for 65% of our total sales followed by general merchandise and non-prescription drugs at 25% and 10%, respectively.  Walgreens offers customers the choice to have prescriptions filled at the drugstore, as well as through the mail, and customers may also place orders by telephone and online.

We offer pharmacy, health and wellness solutions which include retail, specialty pharmacy, infusion and respiratory services, mail service, convenient care clinics and worksite clinics.  Our drugstores, including Duane Reade, sell prescription and non-prescription drugs that utilize our pharmacists to provide drug consultations and administer flu vaccines and other immunizations.  Our integrated network of pharmacies allows easy access for customers to fill their prescriptions at any of our drugstores.  In addition, our stores sell branded and private brand general merchandise, including household products, convenience and fresh foods, personal care, beauty care, candy, photofinishing and seasonal items.

We offer specialty pharmacy services that provide customers nationwide access to a variety of medications, services and programs for managing complex and chronic health conditions.  Medications delivered to these customers often require special handling, are only available through limited distributions or involve a time-sensitive delivery.  Specialty pharmacy customers typically require customized treatments in managing their medical conditions.

In addition, we also offer our customers infusion therapy services including the administration of intravenous (IV) medications for cancer treatments, chronic pain, heart failure, and other infections and disorders which must be treated by IV.  Walgreens provides these infusion services at home, at the workplace, in a physician's office or in a Walgreens alternate treatment site.  We also provide clinical services such as laboratory monitoring, medication profile review, nutritional assessments and patient and caregiver education.

Customers can choose to have their prescriptions refilled through our mail service which allows customers to submit prescription refill requests online, over the phone or through e-prescribing.    Our advanced pharmacy system offers pharmacists easy access to patient prescription records which allows access to refills and emergency supplies at any of our pharmacies, eases prescription transfers, and enables any Walgreens pharmacist to provide ongoing treatment consultation.

Customers can also access our ecommerce solutions which extend the convenience to purchase most products available within our drugstores as well as additional products sold exclusively online through our walgreens.com and drugstore.com websites.  Our websites allow consumers to purchase general merchandise including beauty, personal care, home medical equipment, contact lens, vitamins and supplements and other health and wellness solutions.  Our mobile applications also allow customers to refill prescriptions through their mobile device, download weekly promotions and find the nearest Walgreens drugstore.

We also offer services through Take Care Health Systems, which manages our Take Care Clinics at select Walgreens drugstores throughout the country. Patient care at each of the Take Care Clinics is provided by Take Care Health Services, an independently owned state professional corporation.  Nurse practitioners and physician assistants treat patients and are licensed to write prescriptions that can be filled at the patient's pharmacy of choice and to administer immunizations and other vaccines.  Additionally, our Take Care Health Employer Solutions manages primary care, health and wellness, occupational health, pharmacy and fitness centers at large employer campuses.  These centers provide primary-care services that allow employees and families to enjoy the full benefits of a dedicated physician in a convenient worksite setting.

Sources and availability of raw materials

Inventories are purchased from numerous domestic and foreign suppliers.  We do not believe that the loss of any one supplier or group of suppliers under common control would have a material effect on the Company’s business.

Intellectual Property and Licenses

We market products and services under various trademarks, trade dress and trade names and rely on a combination of patent, copyright, trademark, service mark, and trade secret laws, as well as contractual restrictions to establish and protect our proprietary rights.  We own numerous domain names, hold approximately forty patents, have registered numerous trademarks, and have filed applications for the registration of a number of our other trademarks and service marks in various jurisdictions.  We hold assorted business licenses (such as pharmacy, occupational, liquor and cigarette) having various lives within multiple legal jurisdictions, which are necessary for the normal operation of our business.

Seasonal variations in business

Our business is seasonal in nature, with the second fiscal quarter generating a higher proportion of front-end sales and earnings than other periods.  Both prescription and non-prescription drug sales are affected by the timing and severity of the cough, cold and flu season.  See the caption “Summary of Quarterly Results (Unaudited)” on page 39 of the Annual Report to Shareholders for the year ended August 31, 2011 (“2011 Annual Report”), which section is incorporated herein by reference.
Working capital practices

The Company generally finances its inventory and expansion needs with internally generated funds.  See “Management's Discussion and Analysis of Results of Operations and Financial Condition” on pages 18 through 23 of the 2011 Annual Report, which sections are incorporated herein by reference.

Customers

The Company sells to numerous customers including various managed care organizations within both the private and public sectors.  No customer accounted for ten percent or more of the Company's consolidated net sales in fiscal 2011.

Government contracts

The Company fills prescriptions for many state Medicaid public assistance plans.  Revenues from all such plans were approximately 6.7% of total sales in fiscal 2011.

Regulation

Our business is subject to federal, state and local government laws, regulations and administrative practices.  The regulations to which we are subject include, but are not limited to: federal, state and local registration and regulation of pharmacies; applicable Medicare and Medicaid regulations; the Health Insurance Portability and Accountability Act, or HIPAA; regulations of the U.S. Food and Drug Administration, the U.S. Federal Trade Commission, the Drug Enforcement Administration, and the Consumer Product Safety Commission, as well as state regulatory authorities, governing the sale, advertisement and promotion of products we sell; anti-kickback laws; false claims laws; laws against the corporate practice of medicine; and federal and state laws governing the practice of the profession of pharmacy.  In addition, we are party to a Corporate Integrity Agreement with the U.S. Department of Health and Human Services under which we have agreed to maintain a corporate compliance program.  We are also governed by federal and state laws of general applicability, including laws regulating matters of working conditions, health and safety and equal employment opportunity.  In connection with the operation of our stores, distribution centers and other sites, we are subject to laws and regulations relating to the protection of the environment and health and safety matters, including those governing exposure to, and the management and disposal of, hazardous substances.  Federal, state and local environmental protection requirements did not have a material effect upon capital expenditures, earnings or the competitive position of the Company in fiscal 2011.

Competitive conditions

The drugstore industry is highly competitive.  As a leader in the retail drug industry and as a retailer of general merchandise, Walgreens competes with various retailers, including chain and independent drugstores, mail order prescription providers, grocery stores, convenience stores, mass merchants, Internet pharmacies, warehouse clubs, dollar stores and other discount merchandisers.  The Company competes primarily on the basis of service, convenience, variety and price.  The Company's geographic dispersion helps offset the impact of temporary, localized economic and competitive conditions in individual markets.  The number and location of the Company's drugstores appears under Item 2 – “Properties” in this Form 10-K.

Employees

At August 31, 2011, the Company employed approximately 247,000 persons, approximately 71,000 of whom were part-time employees working less than 30 hours per week.

Research and Development

The Company does not engage in any material research and development activities.

Financial Information about Foreign and Domestic Operations and Export Sales

All Company sales during the last three fiscal years occurred within the United States, Puerto Rico and Guam.  There were no export sales.

Available information

We file with the Securities and Exchange Commission (SEC) our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports, proxy statements and registration statements.  You may read and copy any material we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549.  You may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  In addition, the SEC maintains a website at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers, including us, that file electronically.  We make available free of charge on or through our website at investor.walgreens.com our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we file or furnish them to the SEC.  The contents of the Company's website are not, however, a part of this report.

Cautionary Note Regarding Forward Looking Statements

This Annual Report on Form 10-K, the documents incorporated herein by reference and other documents that we file or furnish with the Securities and Exchange Commission contain forward-looking statements that are based on current expectations, estimates, forecasts and projections about our future performance, our business, our beliefs and our management’s assumptions.  In addition, we, or others on our behalf, may make forward-looking statements in press releases or written statements, on the Company’s website or in our communications and discussions with investors and analysts in the normal course of business through meetings, webcasts, phone calls, conference calls and other communications.  Some of such forward-looking statements may be based on certain data and forecasts relating to our business and industry which we have obtained from internal surveys, market research, publicly available information and industry publications.  Industry publications, surveys and market research generally state that the information they provide has been obtained from sources believed to be reliable, but that the accuracy and completeness of such information is not guaranteed.  Statements that are not historical facts are forward-looking statements, including forward-looking information concerning pharmacy sales trends, prescription margins, number and location of new store openings, vendor, payer and customer relationships and terms, possible new contracts or contract extensions, competition, economic and business conditions, outcomes of litigation and regulatory matters, the level of capital expenditures, industry trends, demographic trends, growth strategies, financial results, cost reduction initiatives, acquisition synergies, competitive strengths and changes in legislation or regulations.  Words such as “expect,” “likely,” “outlook,” “forecast,” “would,” “could,” “should,” “will,” “project,” “intend,” “plan,” “continue,” “sustain,” “on track,” “believe,” “seek,” “estimate,” ‘anticipate,” “may,” “possible,” “assume,” variations of such words and similar expressions are intended to identify such forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements are not guarantees of future performance and involve risks, assumptions and uncertainties, known or unknown to the Company, including, but not limited to, changes in vendor, payer and customer relationships and terms, competition, changes in economic and business conditions generally or in the markets we serve, risks associated with new business initiatives and activities, the failure to obtain new contracts or extensions of existing contracts, the availability and cost of real estate and construction, risks associated with acquisitions and divestitures, the ability to realize anticipated results from capital expenditures and cost reduction initiatives, outcomes of legal and regulatory matters, changes in legislation or regulations or interpretations thereof, and those described in Item 1A “Risk Factors” below and in other reports that we file or furnish with the Securities and Exchange Commission.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those indicated or anticipated by such forward-looking statements.  Accordingly, you are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date they are made.  Except to the extent required by law, we do not undertake, and expressly disclaim, any duty or obligation to update publicly any forward-looking statement after the date such statement is made, whether as a result of new information, future events, changes in assumptions or otherwise.

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

We derive a significant portion of our sales from prescription drug sales reimbursed through prescription drug plans administered by pharmacy benefit management (PBM) companies.  PBM companies typically administer multiple prescription drug plans that expire at various times and provide for varying reimbursement rates.  If our participation in the prescription drug programs administered by one or more of the large PBM companies is restricted or terminated, we expect that our sales would be adversely affected, at least in the short term.  If we are unable to replace any such lost sales, either through an increase in other sales or through a resumption of participation in those plans, our operating results may be materially adversely affected.  In June 2011, we announced that contract renewal negotiations with pharmacy benefit manager Express Scripts, Inc. had been unsuccessful, and as a result we were planning not to be part of Express Scripts’ pharmacy provider network as of January 1, 2012.

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

Our sales and profit margins are materially affected by the introduction of new brand name and generic drugs.  New brand name drugs can result in increased drug utilization and associated sales revenues, while the introduction of lower priced generic alternatives typically result in higher gross profit margins.  Accordingly, a decrease in the number of significant new brand name drugs or generics successfully introduced could adversely affect our results of operations.

Consolidation in the healthcare industry could adversely affect our business, financial condition and results of operations.

Many organizations in the healthcare industry, including pharmacy benefit managers, have consolidated in recent years to create larger healthcare enterprises with greater market power, which has resulted in greater pricing pressures.  Two of the three largest pharmacy benefit managers, Medco Health Solutions, Inc. and Express Scripts, Inc., announced an agreement to merge in July 2011, completion of which is subject to regulatory and other conditions.  If this consolidation trend continues, it could give the resulting enterprises even greater bargaining power, which may lead to further pressure on the prices for our products and services.  If these pressures result in reductions in our prices, our business will become less profitable unless we are able to achieve corresponding reductions in costs or develop profitable new revenue streams.  We expect that market demand, government regulation, third-party reimbursement policies, government contracting requirements, and societal pressures will continue to cause the healthcare industry to evolve, potentially resulting in further business consolidations and alliances among the industry participants we engage with, which may adversely impact our business, financial condition and results of operations.

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

In our retail pharmacy business, we face intense competition from local, regional and national companies, including other drugstore chains, independent drugstores, mail-order prescription providers and various other retailers such as grocery stores, convenience stores, mass merchants and dollar stores, many of which are aggressively expanding in markets we serve.  In the other markets in which we compete, including health and wellness services, we also operate in a highly competitive environment.  As competition increases in the markets in which we operate, a significant increase in general pricing pressures could occur, this could require us to reevaluate our pricing structures to remain competitive.  Our failure to reduce prices could result in decreased revenue and negatively affect profits.

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

While our overall business strategy consists of many components and underlying initiatives, our long-term financial performance will be impacted by our ability to execute certain key initiatives.  In fiscal 2012, we plan to pursue strategies designed to further transform our traditional drugstore to a “retail health and daily living” store; advance community pharmacy to play a greater role in healthcare through integration and expanded services; deliver an outstanding customer experience through enhanced employee engagement; expand across new channels and markets; and enhance our cost structure through continuous improvement and innovation. If we are unable to effectively execute one or more of these key initiatives, our business, financial condition and results of operations may be materially adversely affected.

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

A significant disruption in our computer systems could adversely affect our operations.

We rely extensively on our computer systems to manage our ordering, pricing, point-of-sale, inventory replenishment and other processes. Our systems are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, security breaches, vandalism, catastrophic events and human error, and our disaster recovery planning cannot account for all eventualities.  In addition, we are currently making, and expect to continue to make, substantial investments in our information technology systems and infrastructure and any risk of system disruption is further increased when significant system changes are undertaken. If our systems are damaged, fail to function properly or otherwise become unavailable, we may incur substantial costs to repair or replace them, and may experience loss of critical data and interruptions or delays in our ability to perform critical functions, which could adversely affect our business and results of operations.

Our growth strategy is partially dependent upon acquisitions, some of which may not prove to be successful.

We have grown our business, in part, through acquisitions in recent years and expect to continue to acquire drugstore chains, independent drugstores and other businesses in the future.  Acquisitions involve numerous risks, including difficulties in integrating the operations and personnel of the acquired companies, distraction of management from overseeing our existing operations, difficulties in entering markets in which we have no or limited direct prior experience, and difficulties in achieving the synergies we anticipated. Acquisitions may also cause us to significantly increase our interest expense, leverage and debt service requirements if we incur additional debt to pay for an acquisition, issue common stock that would dilute our current shareholders’ percentage ownership, or incur write-offs and restructuring and other related expenses.  No assurance can be given that our acquisitions will be successful and will not materially adversely affect our results of operations.

Changes in the health care regulatory environment may adversely affect our business.

Political, economic and regulatory influences are subjecting the healthcare industry to significant changes that could adversely affect our results of operations.  The ACA and the Health Care and Education Reconciliation Act of 2010 were signed into law on March 23, 2010 and March 30, 2010, respectively.  A number of the provisions of those laws require rulemaking action by governmental agencies to implement, which has not yet occurred.  Future rulemaking could increase regulation of pharmacy services, result in changes to pharmacy reimbursement rates, and otherwise change the way we do business.  We cannot predict the timing or impact of any future rulemaking, but any such rulemaking could have an adverse impact on our results of operations.

We are subject to governmental regulations and procedures and other legal requirements. A significant change in, or noncompliance with, these regulations, procedures and requirements could have a material adverse effect on profitability.

Our retail drugstore and health and wellness services businesses are subject to numerous federal, state and local regulations. Changes in these regulations may require extensive system and operating changes that may be difficult to implement.  Untimely compliance or noncompliance with applicable regulations could result in the imposition of civil and criminal penalties that could adversely affect the continued operation of our business, including: suspension of payments from government programs; loss of required government certifications; loss of authorizations to participate in or exclusion from government reimbursement programs, such as the Medicare and Medicaid programs; loss of licenses; or significant fines or monetary penalties, and could adversely affect the continued operation of our business. The regulations to which we are subject include, but are not limited to: federal, state and local registration and regulation of pharmacies; applicable Medicare and Medicaid regulations; the Health Insurance Portability and Accountability Act, or HIPAA; laws and regulations relating to the protection of the environment and health and safety matters, including those governing exposure to, and the management and disposal of, hazardous substances; regulations of the U.S. Food and Drug Administration, the U.S. Federal Trade Commission, the Drug Enforcement Administration, and the Consumer Product Safety Commission, as well as state regulatory authorities, governing the sale, advertisement and promotion of products we sell; anti-kickback laws; data privacy and security laws; false claims laws; laws against the corporate practice of medicine; and federal and state laws governing the practice of the profession of pharmacy.  In addition, we are party to a Corporate Integrity Agreement with the U.S. Department of Health and Human Services under which we have agreed to maintain a corporate compliance program.  We are also governed by federal and state laws of general applicability, including laws regulating matters of working conditions, health and safety and equal employment opportunity.  In addition, we could have exposure if we are found to have infringed another party's intellectual property rights.

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

If we do not maintain the privacy and security of sensitive customer and business information, we could damage our reputation, incur substantial additional costs and become subject to litigation.

Throughout our operations, we receive, retain and transmit certain personal information that our customers provide to purchase products or services, enroll in promotional programs, register on our websites, or otherwise communicate and interact with us.  In addition, aspects of our operations depend upon the secure transmission of confidential information over public networks.  A compromise of our data security systems or those of businesses we interact with that results in information related to our customers or business being obtained by unauthorized persons could harm our reputation and expose us to regulatory actions and claims from customers, financial institutions, payment card associations and other persons, any of which could adversely affect our business, financial condition and results of operations.  In addition, a security breach could require that we expend additional resources related to the security of information systems and disrupt our business.  In addition, compliance with changes in privacy and information security laws and standards may result in significant expense due to increased investment in technology and the development of new operational processes.  If we or those with whom we share information fail to comply with these laws and regulations or experience a data security breach, our reputation could be damaged and we could be subject to additional litigation and regulatory risks.

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

Our quarterly results may fluctuate significantly.

Our operating results have historically varied on a quarterly basis and may continue to fluctuate significantly in the future. Factors that may affect our quarterly operating results include, but are not limited to, seasonality, the timing of the introduction of new generic and brand name prescription drugs, the timing and severity of the cough, cold and flu season, significant acquisitions, dispositions and other strategic initiatives, and the other risk factors discussed under this Item 1A.  Accordingly, we believe that quarter-to-quarter comparisons of our operating results are not necessarily meaningful and investors should not rely on the results of any particular quarter as an indication of our future performance.

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

Item 1B.   Unresolved Staff Comments

There are no unresolved staff comments outstanding with the Securities and Exchange Commission at this time.

Item 2.   Properties

The Company's locations by state at August 31 are listed below.

State	2011	2010	State	2011	2010	State	2011	2010
Alabama	101	100	Louisiana	147	144	Oklahoma	105	110
Alaska	5	3	Maine	14	13	Oregon	73	70
Arizona	254	254	Maryland	66	58	Pennsylvania	138	132
Arkansas	60	60	Massachusetts	180	180	Rhode Island	29	29
California	627	604	Michigan	230	227	South Carolina	110	109
Colorado	167	168	Minnesota	156	146	South Dakota	14	14
Connecticut	117	121	Mississippi	71	70	Tennessee	261	255
Delaware	67	65	Missouri	201	202	Texas	700	694
District of Columbia	3	1	Montana	13	13	Utah	43	42
Florida	864	850	Nebraska	61	62	Vermont	4	3
Georgia	203	198	Nevada	87	88	Virginia	133	124
Hawaii	11	10	New Hampshire	35	35	Washington	130	129
Idaho	42	40	New Jersey	199	191	West Virginia	21	21
Illinois	598	581	New Mexico	66	66	Wisconsin	231	233
Indiana	211	212	New York	524	501	Wyoming	11	11
Iowa	72	72	North Carolina	201	188	Guam	1	1
Kansas	69	71	North Dakota	1	1	Puerto Rico	110	106
Kentucky	102	100	Ohio	271	268	TOTAL	8,210	8,046

The Company owns approximately 21% of the retail drugstore locations open at August 31, 2011.  The remaining drugstore locations are leased.  The leases are for various terms and periods.  See Note 3, "Leases" on page 31 of the 2011 Annual Report, which section is incorporated herein by reference.  The Company has a strategic expansion program of adding new stores and remodeling and relocating existing stores.  Net retail selling space increased from 84 million square feet at August 31, 2010, to 86 million square feet at August 31, 2011.  Not including the approximate 5,000 locations that have been converted under the Customer Centric Retailing initiative, approximately 33% of Company stores have been opened or remodeled during the past five years.

The Company's retail store operations are supported by 18 major distribution centers with a total of approximately 10 million square feet of space, of which 13 locations are owned.  The remaining space is leased.  All distribution centers are served by modern systems for order processing control, operating efficiencies and rapid merchandise delivery to stores.  In addition, the Company uses public warehouses to handle certain distribution needs.

The Company operates 26 principal office facilities containing approximately three million square feet, of which 14 locations are owned.  The Company operates two mail service facilities containing approximately 237 thousand square feet, one of which is owned.

The Company also owns 32 strip shopping malls containing approximately 2 million square feet of which approximately 886 thousand square feet is leased to others.

Item 3.   Legal Proceedings

The information in response to this item is incorporated herein by reference to Note 10 "Commitments and Contingencies" on page 35 of the 2011 Annual Report.

Item 4. [Reserved]

Executive Officers of the Registrant

The following table sets forth, for each person serving as an executive officer of Walgreens as of October 25, 2011, the name, age and principal occupations and employment of such person for the past five years.  Unless otherwise stated, employment is by Walgreens.  Executive officers of Walgreens are elected annually by the Board of Directors and serve until a successor has been duly elected or appointed and qualified or until the officer's death, resignation or removal.  There are no family relationships between any of the Company’s executive officers or directors.

Name and Business Experience	Age	Office(s) Held

Gregory D. Wasson	53	President and Chief Executive Officer
President and Chief Executive Officer since February 2009
Director since February 2009
President and Chief Operating Officer – May 2007 to February 2009
Executive Vice President – October 2005 to May 2007
President, Walgreens Health Services – March 2002 to May 2007

Sona Chawla	44	President, E-Commerce
President, E-Commerce since January 2011
Senior Vice President, E-Commerce – July 2008 to January 2011
Vice President, Global Online Business, Dell, Inc. – December 2006 to May 2008
Executive Vice President, Online Sales, Service and Marketing, Wells Fargo & Company – March 2005 to October 2006

Kermit R. Crawford	52	President, Pharmacy, Health and Wellness
President, Pharmacy, Health and Wellness since September 2010
Executive Vice President – January 2010 to September 2010
Senior Vice President - October 2007 to January 2010
Vice President – October 2005 to October 2007
Senior Vice President, Walgreens Health Services – October 2005 to September 2007

Joseph C. Magnacca	49	President, Daily Living Products and Solutions
President, Daily Living Products and Solutions since April 2011
President of Duane Reade Holdings, Inc. – July 2010 to April 2011
Senior Vice President and Chief Merchandising Officer of Duane Reade Holdings, Inc. – September 2008 to July 2010
Executive Vice President of Shoppers Drug Mart Corporation – 2001 to 2008

Mark A. Wagner	50	President, Community Management
President, Community Management since September 2010
Executive Vice President – March 2006 to September 2010
Senior Vice President – February 2002 to March 2006

Wade D. Miquelon	46	Executive Vice President and Chief Financial Officer
Executive Vice President and Chief Financial Officer since July 2009
Senior Vice President and Chief Financial Officer – June 2008 to July 2009
Executive Vice President and Chief Financial Officer, Tyson Foods, Inc. – June 2006 to June 2008
Vice President, Finance, Western Europe, The Procter & Gamble Company – September 2003 to June 2006

Thomas J. Sabatino, Jr.	52	Executive Vice President, General Counsel and Corporate Secretary
Executive Vice President, General Counsel and Corporate Secretary since September 2011
Executive Vice President and General Counsel of UAL Corporation and United Air Lines, Inc. – March 2010 to December 2010
Executive Vice President and General Counsel of Schering- Plough Corporation – April 2004 to November 2009

Graham W. Atkinson	60	Senior Vice President and Chief Customer Experience Officer
Senior Vice President and Chief Customer Experience Officer since January 2011
Executive Vice President of UAL Corporation and United Air Lines, Inc. and President of Mileage Plus frequent flyer program – October 2008 to December 2010
Executive Vice President – Chief Customer Officer of UAL Corporation and United Air Lines, Inc. – September 2006 to September 2008

Mia M. Scholz	45	Senior Vice President, Controller and Chief Accounting Officer
Senior Vice President since January 2011
Vice President since October 2007
Controller and Chief Accounting Officer since January 2004
Divisional Vice President – January 2004 to October 2007

Timothy J. Theriault	51	Senior Vice President and Chief Information Officer
Senior Vice President and Chief Information Officer since October 2009
President, Corporate and Institutional Services, Northern Trust Corporation – January 2006 to October 2009
President, Worldwide Operations and Technology, Northern Trust Corporation – February 2002 to January 2006

Kathleen Wilson-Thompson	54	Senior Vice President and Chief Human Resources Officer
Senior Vice President and Chief Human Resources Officer since January 2010
Senior Vice President, Global Human Resources of Kellogg Company – July 2005 to December 2009

Robert G. Zimmerman	59	Senior Vice President and Chief Strategy Officer
Senior Vice President and Chief Strategy Officer since September 2011
Senior Vice President since January 2011
Vice President – September 2007 to January 2011
Vice President and Chief Financial Officer, Walgreens Health Services – September 2001 to September 2007

W. Bryan Pugh	48	Vice President, Merchandising
Vice President, Merchandising since February 2009
Chief Retail Operations Officer, Fresh & Easy Neighborhood Markets, USA, Tesco PLC – March 2005 to December 2008

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company's common stock is listed on the New York Stock Exchange, Chicago Stock Exchange and The Nasdaq Stock Market LLC under the symbol WAG.  As of September 30, 2011, there were approximately 84,643 record holders of Company common stock.

The range of the sales prices of the Company's common stock by quarters during the years ended August 31, 2011, and August 31, 2010, are incorporated herein by reference to the caption “Common Stock Prices” on page 39 of the 2011 Annual Report.

The Company's cash dividends per common share declared during the two fiscal years ended August 31 are as follows:

Quarter Ended	2011	2010
November	$.1750	$.1375
February	.1750	.1375
May	.1750	.1375
August	.2250	.1750
Fiscal Year	$.7500	$.5875

The Company has paid cash dividends every quarter since 1933.  Future dividends will be determined based on the Company's earnings, capital requirements, financial condition and other factors considered relevant by the Board of Directors.

The following table provides information about purchases by the Company during the quarter ended August 31, 2011, of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act.  Subject to applicable law, share purchases may be made in open market transactions, privately negotiated transactions, or pursuant to instruments and plans complying with Rule 10b5-1.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
06/01/2011 - 06/30/2011	2,864,700	$43.63	2,864,700	$50,418,560
07/01/2011- 07/31/2011	1,136,300	44.00	1,136,300	-
08/01/2011-08/31/2011	12,808,100	35.92	11,808,100	1,575,032,563
Total	16,809,100	37.78	15,809,100	$1,575,032,563

(1)
The Company purchased 1,000,000 shares of its common stock in open-market transactions to satisfy the requirements of the Company's employee stock purchase and option plans, as well as the Company's Nonemployee Director Stock Plan.

(2)
In July 2011, the Company completed its 2011 repurchase program, which authorized the repurchase of $1,000 million of the Company’s common stock.  On July 13, 2011, the Board of Directors approved a new share repurchase program (2012 repurchase program) which allows for the repurchase of up to $2,000 million of the Company’s common stock prior to its expiration on December 31, 2015.  The total remaining authorization under the 2012 repurchase program is $1,575 million as of August 31, 2011.

Item 6.   Selected Financial Data

The information in response to this item is incorporated herein by reference to the caption “Five-Year Summary of Selected Consolidated Financial Data” on page 17 of the 2011 Annual Report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The information in response to this item is incorporated herein by reference to the caption “Management's Discussion and Analysis of Results of Operations and Financial Condition” on pages 18 through 23 of the 2011 Annual Report.

Item 7A.   Qualitative and Quantitative Disclosures about Market Risk

In January 2010, we entered into two interest rate swap transactions converting our $1,300 million 4.875% fixed rate notes to a floating interest rate based on the six month LIBOR in arrears plus a constant spread.  In May 2011, we entered into two additional interest rate swap transactions converting $250 million 5.25% fixed rate notes to a floating interest rate based on the six month LIBOR in arrears plus a constant spread.  These financial instruments are sensitive to changes in interest rates.  On August 31, 2011, we had $803 million in long-term debt obligations that had fixed interest rates.  A one percentage point increase or decrease in interest rates would increase or decrease the annual interest expense we recognize and the cash we pay for interest expense by approximately $16 million.

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

Report on Internal Control Over Financial Reporting

Management's report on internal control over financial reporting and the report of Deloitte & Touche LLP, the Company's independent registered public accounting firm, related to their assessment of the effectiveness of internal control over financial reporting are included in our fiscal 2011 Annual Report and are incorporated in this Item 9A by reference.

Changes in Internal Control over Financial Reporting

In connection with the evaluation pursuant to Exchange Act Rule 13a-15(d) of the Company's internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) by the Company's management, including its CEO and CFO, no changes during the quarter ended August 31, 2011 were identified that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10, with the exception of the information relating to the executive officers of the Company, which is presented in Part I above under the heading "Executive Officers of the Registrant," is incorporated herein by reference to the following sections of the Company's 2011 Proxy Statement:  Proposal 1, Election of Directors; The Board of Directors, Board Committees and Corporate Governance; and Section 16(a) Beneficial Ownership Reporting Compliance.

The Company has adopted a Code of Business Conduct applicable to all employees, officers and directors that incorporates policies and guidelines designed to deter wrongdoing and to promote honest and ethical conduct and compliance with applicable laws and regulations.  The Company has also adopted a Code of Ethics for Financial Executives.  This Code applies to and has been signed by the Chief Executive Officer, the Chief Financial Officer and the Controller.  The full text of the Code of Business Conduct and the Code of Ethics for Financial Executives is available at the Company's website, investor.walgreens.com.  The Company intends to promptly disclose on its website in accordance with SEC rules changes to or waivers, if any, of the Code of Ethics for Financial Executives or the Code of Business Conduct for directors and executive officers.

Charters of all committees of the Company's Board of Directors, as well as the Company's Corporate Governance Guidelines and Code of Business Conduct, are available on the Company's website at investor.walgreens.com or, upon written request, in printed hardcopy form.  Written requests should be sent to Walgreen Co., Attention: Shareholder Relations, Mail Stop #1833, 108 Wilmot Road, Deerfield, Illinois 60015.

Item 11. Executive Compensation

The information required by Item 11 is incorporated herein by reference to the following sections of the Company's 2011 Proxy Statement: Director Compensation; and Executive Compensation.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is incorporated herein by reference to the following sections of the Company's 2011 Proxy Statement: Security Ownership of Certain Beneficial Owners and Management; and Equity Compensation Plans.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by Item 13 is incorporated herein by reference to the following sections of the Company's 2011 Proxy Statement: Certain Relationships and Related Party Transactions; and The Board of Directors, Board Committees and Corporate Governance.

Item 14. Principal Accounting Fees and Services

The information required by Item 14 is incorporated herein by reference to the following sections of the Company's 2011 Proxy Statement: Independent Registered Public Accounting Firm Fees and Services.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	Documents filed as part of this report:

(1)	Financial statements. The following financial statements, supplementary data, and report of independent public accountants appearing in the 2011 Annual Report are incorporated herein by reference.

2011 Annual Report Page Number (printed)
Consolidated Statements of Earnings and Shareholders' Equity for the years ended August 31, 2011, 2010 and 2009	24 – 25
Consolidated Balance Sheets at August 31, 2011 and 2010	26
Consolidated Statements of Cash Flows for the years ended August 31, 2011, 2010 and 2009	27
Notes to Consolidated Financial Statements	28 – 39
Management's Report on Internal Control	40
Report of Independent Registered Public Accounting Firm	40

(2)	Financial statement schedules and supplementary information. The following financial statement schedule and related report of the independent registered public accounting firm is included herein.

Schedule II Valuation and Qualifying Accounts
Report of Independent Registered Public Accounting Firm

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

(3)	Exhibits. Exhibits 10.1 through 10.57 constitute management contracts or compensatory plans or arrangements required to be filed as exhibits pursuant to Item 15(b) of this Form 10-K.

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

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time.

(b)           Exhibits

Exhibit No.	Description	SEC Document Reference
3.1	Amended and Restated Articles of Incorporation of Walgreen Co.	Incorporated by reference to Exhibit 3.1 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on January 19, 2011.

3.2	Amended and Restated By-Laws of Walgreen Co., as amended effective as of September 1, 2008.	Incorporated by reference to Exhibit 3.1 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on September 5, 2008.

4.1*	Form of Indenture between Walgreen Co. and Wells Fargo Bank, National Association.	Incorporated by reference to Exhibit 4.1 to Walgreen Co.’s registration statement on Form S-3ASR (File No. 333-152315) filed with the SEC on July 14, 2008.

4.2	Form of 4.875% Note due 2013.	Incorporated by reference to Exhibit 4.1 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on July 17, 2008.

4.3	Form of 5.25% Note due 2019.	Incorporated by reference to Exhibit 4.1 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on January 13, 2009.

10.1	Walgreen Co. Management Incentive Plan (as amended and restated effective September 1, 2008).	Incorporated by reference to Exhibit 10.3 to Walgreen Co.’s Annual Report on Form 10-K for the fiscal year ended August 31, 2008 (File No. 1-00604).

10.2	Walgreen Co. Long-Term Performance Incentive Plan (amendment and restatement of the Walgreen Co. Restricted Performance Share Plan).	Incorporated by reference to Exhibit 10.1 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on January 11, 2007.

10.3	Walgreen Co. Long-Term Performance Incentive Plan Amendment No. 1 (effective January 10, 2007).	Incorporated by reference to Exhibit 10.2 to Walgreen Co.’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2007 (File No. 1-00604).

10.4	Walgreen Co. Long-Term Performance Incentive Plan Amendment No. 2.	Incorporated by reference to Exhibit 10.1 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on April 14, 2011.

10.5	Form of Restricted Stock Unit Award Agreement (August 15, 2011 grants).	Filed herewith.

10.6	Form of Restricted Stock Unit Award Agreement (effective September 1, 2011).	Filed herewith.

10.7	Form of Performance Share Contingent Award Agreement (effective September 1, 2008).	Incorporated by reference to Exhibit 10.14 to Walgreen Co.’s Annual Report on Form 10-K for the fiscal year ended August 31, 2008 (File No. 1-00604).

10.8	Form of Performance Share Contingent Award Agreement (effective September 1, 2011).	Filed herewith.

10.9	Form of Restricted Stock Award Agreement (effective June 2008).	Incorporated by reference to Exhibit 10.15 to Walgreen Co.’s Annual Report on Form 10-K for the fiscal year ended August 31, 2008 (File No. 1-00604).

10.10	Walgreen Co. Executive Stock Option Plan (as amended and restated effective January 13, 2010).	Incorporated by reference to Exhibit 99.1 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on January 20, 2010.

10.11	Form of Stock Option Agreement (Benefit Indicator 512 - 515) (effective September 1, 2011).	Filed herewith.

10.12	Form of Stock Option Agreement (Benefit Indicator 516 and above) (effective September 1, 2011).	Filed herewith.

10.13	Walgreen Co. 1986 Executive Deferred Compensation/Capital Accumulation Plan.	Incorporated by reference to Exhibit 10 to Walgreen Co.’s Annual Report on Form 10-K for the fiscal year ended August 31, 1986 (File No. 1-00604).

10.14	Walgreen Co. 1988 Executive Deferred Compensation/Capital Accumulation Plan.	Incorporated by reference to Exhibit 10 to Walgreen Co.’s Quarterly Report on Form 10-Q for the quarter ended November 30, 1987 (File No. 1-00604).

10.15	Amendments to Walgreen Co. 1986 and 1988 Executive Deferred Compensation/ Capital Accumulation Plans.	Incorporated by reference to Exhibit 10 to Walgreen Co.’s Quarterly Report on Form 10-Q for the quarter ended November 30, 1988 (File No. 1-00604).

10.16	Walgreen Co. 1992 Executive Deferred Compensation/Capital Accumulation Plan Series 1.	Incorporated by reference to Exhibit 10 to Walgreen Co.’s Annual Report on Form 10-K for the fiscal year ended August 31, 1992 (File No. 1-00604).

10.17	Walgreen Co. 1992 Executive Deferred Compensation/Capital Accumulation Plan Series 2.	Incorporated by reference to Exhibit 10 to Walgreen Co.’s Annual Report on Form 10-K for the fiscal year ended August 31, 1992 (File No. 1-00604).

10.18	Walgreen Co. 1997 Executive Deferred Compensation/Capital Accumulation Plan Series 1.	Incorporated by reference to Exhibit 10(c) to Walgreen Co.’s Quarterly Report on Form 10-Q for the quarter ended February 28, 1997 (File No. 1-00604).

10.19	Walgreen Co. 1997 Executive Deferred Compensation/Capital Accumulation Plan Series 2.	Incorporated by reference to Exhibit 10(d) to Walgreen Co.’s Quarterly Report on Form 10-Q for the quarter ended February 28, 1997 (File No. 1-00604).

10.20	Walgreen Co. 2001 Executive Deferred Compensation/Capital Accumulation Plan.	Incorporated by reference to Exhibit 10(g) to Walgreen Co.’s Annual Report on Form 10-K for the fiscal year ended August 31, 2001 (File No. 1-00604).

10.21	Walgreen Co. 2002 Executive Deferred Compensation/Capital Accumulation Plan.	Incorporated by reference to Exhibit 10(g) to Walgreen Co.’s Annual Report on Form 10-K for the fiscal year ended August 31, 2002 (File No. 1-00604).

10.22	Amendment to the Walgreen Co. 1986, 1988, 1992 (Series 1), 1992 (Series 2), 1997 (Series 1), 1997 (Series 2), 2001 and 2002 Executive Deferred Compensation/ Capital Accumulation Plans.	Incorporated by reference to Exhibit 10.3 to Walgreen Co.’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2009 (File No. 1-00604).

10.23	Walgreen Co. 2006 Executive Deferred Compensation/Capital Accumulation Plan (effective January 1, 2006).	Incorporated by reference to Exhibit 10(b) to Walgreen Co.’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2005 (File No. 1-00604).

10.24	Walgreen Co. 2011 Executive Deferred Compensation Plan.	Incorporated by reference to Exhibit 10.1 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on November 12, 2010.

10.25	Amendment No. 1 to the Walgreen Co. 2011 Executive Deferred Compensation Plan.	Incorporated by reference to Exhibit 10.1 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on January 19, 2011.

10.26	Walgreen Co. Executive Deferred Profit-Sharing Plan, as amended and restated effective January 1, 2012.	Incorporated by reference to Exhibit 10.2 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on July 15, 2011.

10.27	Share Walgreens Stock Purchase/Option Plan (effective October 1, 1992), as amended.	Incorporated by reference to Exhibit 10(d) to Walgreen Co.’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2003 (File No. 1-00604).

10.28	Share Walgreens Stock Purchase/Option Plan Amendment No. 4 (effective July 15, 2005), as amended.	Incorporated by reference to Exhibit 10(h)(ii) to Walgreen Co.’s Annual Report on Form 10-K for the fiscal year ended August 31, 2005 (File No. 1-00604).

10.29	Share Walgreens Stock Purchase/Option Plan Amendment No. 5 (effective October 11, 2006).	Incorporated by reference to Exhibit 10(b) to Walgreen Co.’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2006 (File No. 1-00604).

10.30	Walgreen Select Senior Executive Retiree Medical Expense Plan.	Incorporated by reference to Exhibit 10(j) to Walgreen Co.’s Annual Report on Form 10-K for the fiscal year ended August 31, 1996 (File No. 1-00604).

10.31	Walgreen Select Senior Executive Retiree Medical Expense Plan Amendment No. 1 (effective August 1, 2002).	Incorporated by reference to Exhibit 10(a) to Walgreen Co.’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2003 (File No. 1-00604).

10.32	Walgreen Co. Profit-Sharing Restoration Plan (as restated effective January 1, 2003).	Incorporated by reference to Exhibit 10(b) to Walgreen Co.’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2003 (File No. 1-00604).

10.33	Walgreen Co. Profit-Sharing Restoration Plan Amendment No. 1 (effective January 1, 2008).	Incorporated by reference to Exhibit 10.36 to Walgreen Co.’s Annual Report on Form 10-K for the fiscal year ended August 31, 2008 (File No. 1-00604).

10.34	Walgreen Co. Profit-Sharing Restoration Plan Amendment No. 2 (effective January 1, 2010).	Incorporated by reference to Exhibit 10.1 to Walgreen Co.’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2010 (File No. 1-00604).

10.35	Amendment to the Walgreen Co. Profit-Sharing Restoration Plan.	Incorporated by reference to Exhibit 10.3 to Walgreen Co.’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2010 (File No. 1-00604).

10.36	Amendment to the Walgreen Co. Profit-Sharing Restoration Plan.	Incorporated by reference to Exhibit 10.2 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on January 19, 2011.

10.37	Walgreen Co. 162(m) Deferred Compensation Plan, as amended and restated.	Incorporated by reference to Exhibit 10.1 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on October 17, 2011.

10.38	Walgreen Co. Nonemployee Director Stock Plan, as amended and restated (effective January 14, 2004).	Incorporated by reference to Exhibit 10(a) to Walgreen Co.’s Quarterly Report on Form 10-Q for the quarter ended February 29, 2004 (File No. 1-00604).

10.39	Walgreen Co. Nonemployee Director Stock Plan Amendment No. 1 (effective October 12, 2005).	Incorporated by reference to Exhibit 10(a) to Walgreen Co.’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2005 (File No. 1-00604).

10.40	Walgreen Co. Nonemployee Director Stock Plan Amendment No. 2 (effective October 11, 2006).	Incorporated by reference to Exhibit 10(f) to Walgreen Co.’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2006 (File No. 1-00604).

10.41	Walgreen Co. Nonemployee Director Stock Plan Amendment No. 3 (effective September 1, 2009).	Incorporated by reference to Exhibit 10.43 to Walgreen Co.’s Annual Report on Form 10-K for the fiscal year ended August 31, 2010 (File No. 1-00604).

10.42	Walgreen Co. Broad-Based Stock Option Plan (effective July 10, 2002).	Incorporated by reference to Exhibit 10(p) to Walgreen Co.’s Annual Report on Form 10-K for the fiscal year ended August 31, 2002 (File No. 1-00604).

10.43	Walgreen Co. Broad-Based Employee Stock Option Plan Amendment No. 1 (effective April 1, 2003).	Incorporated by reference to Exhibit 10(c) to Walgreen Co.’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2003 (File No. 1-00604).

10.44	Walgreen Co. Broad-Based Employee Stock Option Plan Amendment No. 2 (effective October 11, 2006).	Incorporated by reference to Exhibit 10(e) to Walgreen Co.’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2006 (File No. 1-00604).

10.45	Form of Change of Control Employment Agreements.	Incorporated by reference to Exhibit 10 to Walgreen Co.’s Current Report on Form 8-K dated October 18, 1988 (File No. 1-00604).

10.46	Form of Amendment to Change of Control Employment Agreements (effective January 1, 2009).	Incorporated by reference to Exhibit 10.2 to Walgreen Co.’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2009 (File No. 1-00604).

10.47	Amendment to Employment Agreements adopted July 12, 1989.	Incorporated by reference to Exhibit 10 to Walgreen Co.’s Annual Report on Form 10-K for the fiscal year ended August 31, 1989 (File No. 1-00604).

10.48	Executive Stock Option Plan – Stock Option Agreement made as of October 10, 2008 between Alan G. McNally and Walgreen Co.	Incorporated by reference to Exhibit 10.8 to Walgreen Co.’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2008 (File No. 1-00604).

10.49	Long-Term Performance Incentive Plan – Restricted Stock Unit Award Agreement made as of October 10, 2008 between Alan G. McNally and Walgreen Co.	Incorporated by reference to Exhibit 10.9 to Walgreen Co.’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2008 (File No. 1-00604).

10.50	Amended and Restated Senior Executive Severance Agreement effective as of July 31, 2006 between Medmark, Inc. and Stanley B. Blaylock.	Incorporated by reference to Exhibit 10.1 to Walgreen Co.’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2009 (File No. 1-00604).

10.51	Separation and Release Agreement, effective April, 2, 2010, between Stanley B. Blaylock and Walgreen Co.	Incorporated by reference to Exhibit 10.1 to Walgreen Co.’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2010 (File No. 1-00604).

10.52	Voluntary Separation and Release Agreement, dated January 8, 2010, between George Riedl and Walgreen Co.	Incorporated by reference to Exhibit 10.60 to Walgreen Co.’s Annual Report on Form 10-K for the fiscal year ended August 31, 2010 (File No. 1-00604).

10.53	Agreement and Release between Hal F. Rosenbluth and Walgreen Co.	Incorporated by reference to Exhibit 10.2 to Walgreen Co.’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2011 (File No. 1-00604).

10.54	Offer letter agreement dated March 10, 2011 between Joseph C. Magnacca and Walgreen Co.	Incorporated by reference to Exhibit 10.3 to Walgreen Co.’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2011 (File No. 1-00604).

10.55	Offer letter agreement dated August 9, 2011 between Thomas J. Sabatino and Walgreen Co.	Filed herewith.

10.56	drugstore.com, inc., 1998 Stock Plan, as amended.	Incorporated by reference to Exhibit 99.1 to Walgreen Co.’s Registration Statement on Form S-8 (File No. 333-174811) filed with the SEC on June 9, 2011.

10.57	drugstore.com, inc., 2008 Equity Incentive Plan, as amended.	Incorporated by reference to Exhibit 99.2 to Walgreen Co.’s Registration Statement on Form S-8 (File No. 333-174811) filed with the SEC on June 9, 2011.

12.	Computation of Ratio of Earnings to Fixed Charges.	Filed herewith.

13.	Portions of the Walgreen Co. Annual Report to Shareholders for the fiscal year ended August 31, 2011.
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

101**
The following financial statements and footnotes from the Walgreen Co. Annual Report on Form 10-K for the year ended August 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statement of Earnings; (ii) Consolidated Statement of Cash Flows; (iii) Consolidated Balance Sheet; (iv) Consolidated Statement of Shareholders' Equity, and (v) the Notes to Consolidated Financial Statements.
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

WALGREEN CO. AND SUBSIDIARIES

SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED AUGUST 31, 2011, 2010 AND 2009

(Dollars in Millions)

Classification	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions	Balance at End of Period

Allowances deducted from receivables for doubtful accounts -

Year Ended August 31, 2011	$104	$88	$(91)	$101

Year Ended August 31, 2010	$110	$111	$(117)	$104

Year Ended August 31, 2009	$96	$116	$(102)	$110

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Walgreen Co.:

We have audited the consolidated financial statements of Walgreen Co. and Subsidiaries (the “Company”) as of August 31, 2011 and 2010, and for each of the three years in the period ended August 31, 2011, and the Company’s internal control over financial reporting as of August 31, 2011, and have issued our report thereon dated October 25, 2011; such consolidated financial statements and report are included in your 2011 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of the Company listed in Item 15. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

Chicago, Illinois
October 25, 2011

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WALGREEN CO.

October 25, 2011                                                                           By:   /s/      Wade D. Miquelon
    Wade D. Miquelon
            Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934 this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Gregory D. Wasson	President and Chief Executive Officer	October 25, 2011
Gregory D. Wasson	(Principal Executive Officer)

/s/ Wade D. Miquelon	Executive Vice President and Chief	October 25, 2011
Wade D. Miquelon	Financial Officer (Principal Financial Officer)

/s/ Mia M. Scholz	Senior Vice President, Controller and	October 25, 2011
Mia M. Scholz	Chief Accounting Officer (Principal Accounting Officer)

/s/ David J. Brailer	Director	October 25, 2011
David J. Brailer

/s/ Steven A. Davis	Director	October 25, 2011
Steven A. Davis

/s/ William C. Foote	Director	October 25, 2011
William C. Foote

/s/ Mark P. Frissora	Director	October 25, 2011
Mark P. Frissora

/s/ Ginger L. Graham	Director	October 25, 2011
Ginger L. Graham

/s/ Alan G. McNally	Chairman of the Board	October 25, 2011
Alan G. McNally

/s/ Nancy M. Schlichting	Director	October 25, 2011
Nancy M. Schlichting

/s/ David Y. Schwartz	Director	October 25, 2011
David Y. Schwartz

/s/ Alejandro Silva	Director	October 25, 2011
Alejandro Silva

/s/ James A. Skinner	Director	October 25, 2011
James A. Skinner

INDEX

Exhibit No.	Description

10.5	Form of Restricted Stock Unit Award Agreement (August 15, 2011 grants).

10.6	Form of Restricted Stock Unit Award Agreement (effective September 1, 2011).

10.8	Form of Performance Share Contingent Award Agreement (effective September 1, 2011).

10.11	Form of Stock Option Agreement (Benefit Indicator 512 - 515) (effective September 1, 2011).

10.12	Form of Stock Option Agreement (Benefit Indicator 516 and above) (effective September 1, 2011).

10.55	Offer letter agreement dated August 9, 2011 between Thomas J. Sabatino and Walgreen Co.

12	Computation of Ratio of Earnings to Fixed Charges.

13
Annual Report to shareholders for the fiscal year ended August 31, 2011.  This report, except for those portions thereof which are expressly incorporated by reference in this Form 10-K, is being furnished for the information of the Securities and Exchange Commission and is not deemed to be "filed" as a part of the filing of this Form 10-K.

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

101*
The following financial statements and footnotes from the Walgreen Co. Annual Report on Form 10-K for the year ended August 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statement of Earnings; (ii) Consolidated Statement of Cash Flows; (iii) Consolidated Balance Sheet; (iv) Consolidated Statement of Shareholders' Equity, and (v) the Notes to Consolidated Financial Statements.

*	In accordance with Rule 406T under Regulation S-T, the XBRL-related information in Exhibit 101 to this Annual Report on Form 10-K shall be deemed to be “furnished” and not “filed”.