Form 10-Q
period 2011-11-30
WALGREEN CO
filed 2011-12-29
CIK 104207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended November 30, 2011

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

(847) 315-2500
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☑ Accelerated Filer ☐ Non-accelerated filer ☐ (Do not check if a smaller reporting company) Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑

The number of shares outstanding of the registrant's Common Stock, $.078125 par value, as of November 30, 2011 was 873,502,326.

WALGREEN CO.

FORM 10-Q FOR THE QUARTER ENDED NOVEMBER 30, 2011

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

PART I. FINANCIAL INFORMATION

Item 1.  Consolidated Condensed Financial Statements (Unaudited)

The consolidated condensed financial statements of Walgreen Co. and subsidiaries included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  The Consolidated Condensed Balance Sheets as of November 30, 2011, August 31, 2011 and November 30, 2010, the Consolidated Condensed Statements of Earnings for the three months ended November 30, 2011 and 2010, and the Consolidated Condensed Statements of Cash Flows for the three months ended November 30, 2011 and 2010, have been prepared without audit.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  It is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest Annual Report on Form 10-K.

In the opinion of the Company, the consolidated condensed statements for the unaudited interim periods presented include all normal recurring adjustments, necessary to present a fair statement of the results for such interim periods.  Because of the influence of certain holidays, seasonal and other factors on the Company's operations, net earnings for any interim period may not be comparable to the same interim period in previous years or necessarily indicative of earnings for the full year.

WALGREEN CO. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(UNAUDITED)
(In millions, except per share amounts)

	November 30,	August 31,	November 30,
	2011	2011	2010
Assets
Current Assets:
Cash and cash equivalents	$1,094	$1,556	$2,062
Accounts receivable, net	2,586	2,497	2,472
Inventories	8,231	8,044	7,909
Other current assets	196	225	220
Total Current Assets	12,107	12,322	12,663
Non-Current Assets:
Property and equipment, at cost, less accumulated depreciation and amortization	11,699	11,526	11,197
Goodwill	2,017	2,017	1,896
Other non-current assets	1,606	1,589	1,288
Total Non-Current Assets	15,322	15,132	14,381
Total Assets	$27,429	$27,454	$27,044

Liabilities & Shareholders' Equity
Current Liabilities:
Short-term borrowings	$11	$13	$13
Trade accounts payable	4,778	4,810	4,955
Accrued expenses and other liabilities	3,091	3,075	2,780
Income taxes	349	185	401
Total Current Liabilities	8,229	8,083	8,149
Non-Current Liabilities:
Long-term debt	2,390	2,396	2,389
Deferred income taxes	284	343	360
Other non-current liabilities	1,852	1,785	1,783
Total Non-Current Liabilities	4,526	4,524	4,532
Commitments and Contingencies (see Note 12)
Shareholders' Equity:
Preferred stock $.0625 par value; authorized 32 million shares, none issued	-	-	-
Common stock $.078125 par value; authorized 3.2 billion shares; issued 1,025,400,000 at November 30, 2011, August 31, 2011 and November 30, 2010	80	80	80
Paid-in capital	834	834	708
Employee stock loan receivable	(22)	(34)	(74)
Retained earnings	19,234	18,877	17,266
Accumulated other comprehensive income (loss)	15	16	(23)
Treasury stock, at cost; 151,897,674 shares at November 30, 2011, 136,105,870 at August 31, 2011 and 102,984,568 at November 30, 2010	(5,467)	(4,926)	(3,594)
Total Shareholders' Equity	14,674	14,847	14,363
Total Liabilities & Shareholders' Equity	$27,429	$27,454	$27,044

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these Statements.

WALGREEN CO. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
(UNAUDITED)
(In millions, except per share amounts)

	Three Months Ended November 30,
	2011	2010

Net sales	$18,157	$17,344
Cost of sales	13,053	12,399
Gross Profit	5,104	4,945

Selling, general and administrative expenses	4,204	4,004
Operating Income	900	941

Interest expense, net	17	20

Earnings Before Income Tax Provision	883	921
Income tax provision	329	341
Net Earnings	$554	$580

Net earnings per common share – basic	$.63	$.62
Net earnings per common share – diluted	$.63	$.62

Dividends declared	$.2250	$.1750

Average shares outstanding	879.7	928.8
Dilutive effect of stock options	5.5	5.5
Average diluted shares	885.2	934.3

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these Statements.

WALGREEN CO. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In millions)

	Three Months Ended November 30,
	2011	2010

Cash Flows from Operating Activities:
Net earnings	$554	$580
Adjustments to reconcile net earnings to net cash provided by operating activities -
Depreciation and amortization	277	273
Deferred income taxes	21	(1)
Stock compensation expense	35	26
Other	3	4
Changes in operating assets and liabilities -
Accounts receivable, net	(89)	(30)
Inventories	(178)	(526)
Other assets	31	17
Trade accounts payable	(32)	370
Accrued expenses and other liabilities	(28)	76
Income taxes	163	327
Other non-current liabilities	52	49
Net cash provided by operating activities	809	1,165

Cash Flows from Investing Activities:
Additions to property and equipment	(419)	(273)
Proceeds from sale of assets	24	13
Business and intangible asset acquisitions, net of cash received	(70)	(63)
Payments made related to sale of business	(29)	-
Other	(3)	(11)
Net cash used for investing activities	(497)	(334)

Cash Flows from Financing Activities:
Stock purchases	(608)	(510)
Proceeds related to employee stock plans	42	29
Cash dividends paid	(202)	(166)
Other	(6)	(2)
Net cash used for financing activities	(774)	(649)

Changes in Cash and Cash Equivalents:
Net (decrease) increase in cash and cash equivalents	(462)	182
Cash and cash equivalents at beginning of year	1,556	1,880
Cash and cash equivalents at end of period	$1,094	$2,062

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these Statements.

WALGREEN CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1.  Basis of Presentation

The consolidated condensed financial statements include the accounts of the Company and its subsidiaries.  All intercompany transactions have been eliminated.  The consolidated condensed financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and include amounts based on management’s prudent judgments and estimates.  Actual results may differ from these estimates.  For a complete discussion of all significant accounting policies, please see the Company’s 2011 Annual Report on Form 10-K.

Note 2.  Restructuring

In 2008, the Company announced a series of strategic initiatives, approved by the Board of Directors, to enhance shareholder value.  One of these initiatives was a program known as “Rewiring for Growth,” which was designed to reduce cost and improve productivity through strategic sourcing of indirect spend, reducing corporate overhead and work throughout the Company’s stores, rationalization of inventory categories, and transforming community pharmacy.  These initiatives were completed in the fourth quarter of fiscal 2011.

The Company recorded $7 million of pre-tax charges in selling, general and administrative expenses in the first quarter of fiscal 2011 associated with the Rewiring for Growth program.

Additionally, as a part of the Company’s Customer Centric Retailing (CCR) initiative, it has modified the store format to enhance category layouts and adjacencies, shelf heights and sight lines, and brand and private brand assortments, all of which are designed to positively impact the shopper experience and increase customer frequency and purchase size.  In total, the Company converted 5,843 stores and opened 559 new stores with the CCR format.  For the three months ended November 30, 2011, the Company incurred $33 million in total program costs, of which $15 million was included in selling, general and administrative expenses and $18 million in capital costs.  In the prior year’s quarter, the Company incurred $10 million in total program costs, of which $6 million was included in selling, general and administrative expenses and $4 million in capital costs.  This initiative was completed during the first quarter of fiscal 2012.

Note 3.  Inventories

Inventories are valued on a lower of last-in, first-out (LIFO) cost or market basis.  At November 30, 2011, August 31, 2011 and November 30, 2010, inventories would have been greater by $1,633 million, $1,587 million and $1,421 million, respectively, if they had been valued on a lower of first-in, first-out (FIFO) cost or market basis.  LIFO inventory costs can only be determined annually when inflation rates and inventory levels are finalized; therefore, LIFO inventory costs for interim financial statements are estimated. Inventory includes product costs, inbound freight, warehousing costs and vendor allowances not classified as a reduction of advertising expense.

Note 4.  Liability for Closed Locations

The Company provides for future costs related to closed locations.  The liability is based on the present value of future rent obligations and other related costs (net of estimated sublease rent) to the first lease option date.  During the three month period ended November 30, 2011, the Company recorded charges of $11 million for facilities that were closed or relocated under long-term leases.  This compares to $12 million for the three month period ended November 30, 2010.  These charges are reported in selling, general and administrative expenses on the Consolidated Condensed Statements of Earnings.

The changes in reserve for facility closings and related lease termination charges include the following (In millions):

	November 30,	August 31,	November 30,
	2011	2011	2010
Balance – beginning of period	$145	$151	$151
Provision for present value of non-cancellable lease payments on closed facilities	4	49	14
Assumptions about future sublease income, terminations and changes in interest rates	-	(19)	(7)
Interest accretion	7	24	5
Cash payments, net of sublease income	(15)	(60)	(12)
Balance – end of period	$141	$145	$151

Note 5.  Retirement Benefits

The principal retirement plan for employees is the Walgreen Profit-Sharing Retirement Trust to which both the Company and participating employees contribute.  The Company's contribution, which has historically related to pre-tax income and a portion of which is in the form of a guaranteed match, is determined annually at the discretion of the Board of Directors.  The profit-sharing provision was $79 million for the first quarter compared to $82 million in the same period last year.  The Company made no cash or other contributions to this plan in the first quarter of fiscal 2012 or 2011.

The Company provides certain health insurance benefits for retired employees who meet eligibility requirements, including age, years of service and date of hire.  The costs of these benefits are accrued over the service life of the employee. The Company's postretirement health benefit plan is not funded.

Components of Net Periodic Benefit Costs (In millions):

	Three Months Ended November 30,
	2011	2010
Service cost	$3	$4
Interest cost	5	5
Amortization of actuarial loss	2	4
Amortization of prior service cost	(2)	(3)
Total postretirement benefit cost	$8	$10

Note 6.  Stock Compensation Plans

The Company granted 7,212,867 and 8,105,918 stock options under the Walgreen Co. Executive Stock Option Plan and the Walgreen Co. Stock Purchase/Option Plan (Share Walgreens) for the quarters ended November 30, 2011 and 2010, respectively.  Total stock-based compensation expense was $35 million for the quarter ended November 30, 2011 compared to $26 million last year.  In accordance with Accounting Standards Codification (ASC) Topic 718 Compensation – Stock Compensation, compensation expense is recognized on a straight-line basis over the employee's vesting period or to the employee's retirement eligible date, if earlier.  The recognized retiree eligible expense recorded in the quarter ended November 30, 2011 was $2 million.  This compares to $5 million of recognized retiree eligible expense for the quarter ended November 30, 2010.  Compensation expense for the quarter may not be representative of compensation expense for the entire fiscal year.  There were no material changes in the assumptions used to compute compensation expense during the current quarter.

The Company granted 720,193 and 758,957 restricted stock units under the Walgreen Co. Restricted Stock Unit Award Program for the quarters ended November 30, 2011 and 2010, respectively.  Dividends issued under the program, paid in the form of additional restricted stock units, totaled 16,545 units for the quarter ended November 30, 2011 versus 9,393 units in the same period last year.  The Company also granted 729,672 and 787,467 performance shares under the Walgreen Co. Performance Share Program for the quarters ended November 30, 2011 and 2010, respectively.  In accordance with ASC Topic 718, compensation expense is recognized on a straight line basis based on a three year cliff vesting schedule for the Restricted Stock Unit Award Program and straight line over a three year performance period, based on performance targets, for the Performance Share Program.  For the quarters ended November 30, 2011 and 2010, the Company recognized $14 million and $10 million of expense related to these plans, respectively.

Note 7.  Earnings Per Share

The dilutive effect of outstanding stock options on earnings per share is calculated using the treasury stock method.  Stock options are anti-dilutive and excluded from the earnings per share calculation if the exercise price exceeds the average market price of the common shares.  Outstanding options to purchase common shares that were anti-dilutive and excluded from the calculation totaled 33,229,568 and 37,678,621 at November 30, 2011 and 2010, respectively.

Note 8.  Short-Term Borrowings and Long-Term Debt

Short-term borrowings and long-term debt consist of the following at November 30, 2011, August 31, 2011 and November 30, 2010 (In millions):

	November 30, 2011	August 31, 2011	November 30, 2010
Short-Term Borrowings -
Current maturities of loans assumed through the purchase of land, buildings and equipment; various interest rates from 5.00% to 8.75%; various maturities from 2015 to 2035	$7	$8	$8
Other	4	5	5
Total short-term borrowings	$11	$13	$13

Long-Term Debt -
4.875% unsecured notes due 2013 net of unamortized discount and interest rate swap fair market value adjustment (see Note 10)	$1,332	$1,339	$1,348
5.250% unsecured notes due 2019 net of unamortized discount and interest rate swap fair market value adjustment (see Note 10)	1,014	1,011	996
Loans assumed through the purchase of land, buildings and equipment; various interest rates from 5.00% to 8.75%; various maturities from 2015 to 2035	51	54	53
	2,397	2,404	2,397
Less current maturities	(7)	(8)	(8)
Total-long term debt	$2,390	$2,396	$2,389

On July 17, 2008, the Company issued notes totaling $1.3 billion bearing an interest rate of 4.875% paid semiannually in arrears on February 1 and August 1 of each year, beginning on February 1, 2009. The notes will mature on August 1, 2013. The Company may redeem the notes, at any time in whole or from time to time in part, at its option at a redemption price equal to the greater of: (1) 100% of the principal amount of the notes to be redeemed; or (2) the sum of the present values of the remaining scheduled payments of principal and interest, discounted to the date of redemption on a semiannual basis at the Treasury Rate, plus 30 basis points, plus accrued interest on the notes to be redeemed to, but excluding, the date of redemption.  If a change of control triggering event occurs, unless the Company has exercised its option to redeem the notes, it will be required to offer to repurchase the notes at a purchase price equal to 101% of the principal amount of the notes plus accrued and unpaid interest to the date of redemption.  The notes are unsecured senior debt obligations and rank equally with all other unsecured senior indebtedness of the Company. The notes are not convertible or exchangeable.  Total issuance costs relating to this offering were $9 million, which included $8 million in underwriting fees.  The fair value of the notes as of November 30, 2011, August 31, 2011 and November 30, 2010 was $1,391 million, $1,403 million and $1,431 million, respectively.  Fair value for these notes was determined based upon quoted market prices.

On January 13, 2009, the Company issued notes totaling $1.0 billion bearing an interest rate of 5.25% paid semiannually in arrears on January 15 and July 15 of each year, beginning on July 15, 2009. The notes will mature on January 15, 2019. The Company may redeem the notes, at any time in whole or from time to time in part, at its option at a redemption price equal to the greater of: (1) 100% of the principal amount of the notes to be redeemed; or (2) the sum of the present values of the remaining scheduled payments of principal and interest, discounted to the date of redemption on a semiannual basis at the Treasury Rate, plus 45 basis points, plus accrued interest on the notes to be redeemed to, but excluding, the date of redemption.  If a change of control triggering event occurs, unless the Company has exercised its option to redeem the notes, it will be required to offer to repurchase the notes at a purchase price equal to 101% of the principal amount of the notes plus accrued and unpaid interest to the date of redemption.  The notes are unsecured senior debt obligations and rank equally with all other unsecured senior indebtedness of the Company. The notes are not convertible or exchangeable.  Total issuance costs relating to this offering were $8 million, which included $7 million in underwriting fees.  The fair value of the notes as of November 30, 2011, August 31, 2011 and November 30, 2010 was $1,173 million, $1,173 million and $1,146 million, respectively.  Fair value for these notes was determined based upon quoted market prices.

The Company has had no activity or outstanding balances in its commercial paper program since fiscal 2009.  In connection with the commercial paper program, the Company maintains two unsecured backup syndicated lines of credit that total $1.1 billion.  The first $500 million facility expires on July 20, 2015, and allows for the issuance of up to $250 million in letters of credit, which reduces the amount available for borrowing.  The second $600 million facility expires on August 13, 2012.  The Company’s ability to access these facilities is subject to compliance with the terms and conditions of the credit facilities, including financial covenants.  The covenants require the Company to maintain certain financial ratios related to minimum net worth and priority debt, along with limitations on the sale of assets and purchases of investments.  At November 30, 2011, the Company was in compliance with all such covenants.  The Company pays a facility fee to the financing banks to keep these lines of credit active.  At November 30, 2011, there were no letters of credit issued against these credit facilities and the Company does not anticipate any future letters of credit to be issued against these facilities.

Note 9.  Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill consist of the following activity (In millions):

Net book value – Dec 1, 2010
Goodwill	$1,924
Accumulated impairment losses	(28)
Total	1,896
Acquisitions	132
Impairment charges	-
Other	(11)
Net book value – August 31, 2011	2,017
Acquisitions	-
Other	-
Net book value – November 30, 2011	$2,017

Other primarily represents immaterial purchase accounting adjustments for the Company’s acquisitions.

The carrying amount and accumulated amortization of intangible assets consists of the following (In millions):

	November 30, 2011	August 31, 2011	November 30, 2010
Gross Intangible Assets
Purchased prescription files	$934	$913	$778
Favorable lease interests	385	385	383
Purchasing and payer contracts	308	308	280
Non-compete agreements	104	95	103
Trade names	71	71	44
Other amortizable intangible assets	4	4	5
Total gross intangible assets	1,806	1,776	1,593

Accumulated amortization
Purchased prescription files	(351)	(338)	(316)
Favorable lease interests	(85)	(76)	(48)
Purchasing and payer contracts	(100)	(94)	(74)
Non-compete agreements	(43)	(43)	(38)
Trade names	(14)	(11)	(5)
Other amortizable intangibles	(2)	(2)	(2)
Total accumulated amortization	(595)	(564)	(483)
Total intangible assets, net	$1,211	$1,212	$1,110

Amortization expense for intangible assets was $60 million and $52 million for the quarters ended November 30, 2011 and 2010, respectively.  The estimated annual amortization expense related to intangible assets is as follows (In millions):

2012	2013	2014	2015	2016
$229	$202	$170	$138	$100

Note 10.  Financial Instruments

The Company uses derivative instruments to manage its interest rate exposure associated with some of its fixed-rate borrowings.  The Company does not use derivative instruments for trading or speculative purposes.  All derivative instruments are recognized in the Consolidated Balance Sheets at fair value.  The Company designates interest rate swaps as fair value hedges of fixed-rate borrowings.  For derivatives designated as fair value hedges, the change in the fair value of both the derivative instrument and the hedged item are recognized in earnings in the current period.  At the inception of a hedge transaction, the Company formally documents the hedge relationship and the risk management objective for undertaking the hedge.  In addition, it assesses both at inception of the hedge and on an ongoing basis whether the derivative in the hedging transaction has been highly effective in offsetting changes in fair value of the hedged item and whether the derivative is expected to continue to be highly effective.  The impact of any ineffectiveness is recognized currently in earnings.

Counterparties to derivative financial instruments expose the Company to credit-related losses in the event of nonperformance, but the Company regularly monitors the creditworthiness of each counterparty.

Fair Value Hedges

For derivative instruments that are designated and qualify as fair value hedges, the gain or loss on the derivative, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk, are recognized in interest expense on the Consolidated Statement of Earnings.

In January 2010, the Company terminated its existing one-month future LIBOR swaps that converted $1.3 billion of its 4.875% fixed rate debt to floating.  Upon termination, the Company received payment from its counterparty that consisted of accrued interest and an amount representing the fair value of the swaps.  The related fair value benefit attributed to the Company’s debt continues to amortize over the life of the debt, which matures on August 1, 2013.  The Company then entered into six-month LIBOR in arrears swaps with two counterparties for all of its $1.3 billion 4.875% fixed rate debt.

In May 2011, the Company entered into interest rate swaps with two counterparties converting $250 million of its 5.25% fixed rate notes to a floating interest rate based on the six-month LIBOR in arrears plus a constant spread.  The swap termination date coincides with the notes maturity date, January 15, 2019.

The notional amounts of derivative instruments outstanding as of November 30, 2011, August 31, 2011 and November 30, 2010 were as follows (In millions):

	November 30, 2011	August 31, 2011	November 30, 2010
Derivatives designated as hedges:
Interest rate swaps	$1,550	$1,550	$1,300

The changes in fair value of the notes attributable to the hedged risk are included in long-term debt on the Consolidated Condensed Balance Sheets (see Note 8) and amortized through maturity.  At November 30, 2011, August 31, 2011 and November 30, 2010, the Company had net unamortized fair value changes of $52 million, $57 million and $51 million, respectively.

The fair value and balance sheet presentation of derivative instruments at November 30, 2011, August 31, 2011 and November 30, 2010, were as follows (In millions):

	Location in Consolidated Condensed Balance Sheet	November 30, 2011	August 31, 2011	November 30, 2010
Asset derivatives designated as hedges:
Interest rate swaps	Other non-current assets	$62	$63	$47

Gains and losses relating to the ineffectiveness of the Company’s derivative instruments are recorded in interest expense on the Consolidated Condensed Statement of Earnings.  The amounts recorded for the quarters ended November 30, 2011 and 2010 were immaterial.

Note 11.  Fair Value Measurements

The Company measures its assets and liabilities in accordance with ASC Topic 820, Fair Value Measurements and Disclosures.  ASC Topic 820 defines fair value as the price that would be received for an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date.  In addition, it establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels:

Level 1 -	Quoted prices in active markets that are accessible at the measurement date for identical assets and liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.
Level 2 -	Observable inputs other than quoted prices in active markets.
Level 3 -	Unobservable inputs for which there is little or no market data available. The fair value hierarchy gives the lowest priority to Level 3 inputs.

Assets measured at fair value on a recurring basis were as follows (In millions):

	November 30, 2011	Level 1	Level 2	Level 3
Assets:
Money market funds	$650	$650	$-	$-
Interest rate swaps	62	-	62	-

	August 31, 2011	Level 1	Level 2	Level 3
Assets:
Money market funds	$1,239	$1,239	$-	$-
Interest rate swaps	63	-	63	-

	November 30, 2010	Level 1	Level 2	Level 3
Assets:
Money market funds	$1,382	$1,382	$-	$-
Interest rate swaps	47	-	47	-

Interest rate swaps are valued using six-month LIBOR in arrears rates.  See Note 10 for additional disclosure regarding financial instruments.

Note 12.  Commitments and Contingencies

The Company is involved in legal proceedings and is subject to investigations, inspections, audits, inquiries and similar actions by governmental authorities, arising in the normal course of the Company’s business.  Litigation, in general, and securities and class action litigation, in particular, can be expensive and disruptive.  Some of these suits may purport or may be determined to be class actions and/or involve parties seeking large and/or indeterminate amounts, including punitive or exemplary damages, and may remain unresolved for several years.  The results of legal proceedings are often uncertain and difficult to predict, and the costs incurred in litigation can be substantial, regardless of the outcome.

On a quarterly basis, the Company assesses its liabilities and contingencies for outstanding legal proceedings and reserves are established on a case-by-case basis for those legal claims for which management concludes that it is probable that a loss will be incurred and that the amount of such loss can be reasonably estimated. Management's assessment of current litigation and other legal proceedings, including the corresponding accruals, could change because of the discovery of facts with respect to legal actions or other proceedings pending against the Company which are not presently known.  Adverse determinations by judges, juries or other parties could also result in changes to management’s assessment of current liabilities and contingencies.  The ultimate costs of resolving these claims may be substantially higher or lower than the amounts reserved.  Due to the inherent difficulty of predicting the outcome of litigation and other legal proceedings, the Company cannot predict the eventual outcome of these matters, and it is reasonably possible that some of them could be resolved unfavorably to the Company.  As a result, it is possible that the Company’s results of operations or cash flows in a particular fiscal period could be materially affected by an unfavorable resolution of pending litigation or contingencies.  However, based on its current knowledge, management does not expect reasonably possible losses relating to the outcome of current litigation and legal proceedings, after consideration of applicable reserves and rights to indemnification, to be material to the Company’s consolidated financial position.

Note 13.  Acquisitions

The aggregate purchase price of all business and intangible asset acquisitions was $70 million for the three months ended November 30, 2011.  These acquisitions added $60 million to intangible assets, primarily prescription files.  The remaining fair value relates to immaterial amounts of tangible assets, less liabilities assumed.  Operating results of the businesses acquired have been included in the Consolidated Condensed Statements of Earnings from their respective acquisition dates forward.  Pro forma results of the Company, assuming all of the acquisitions had occurred at the beginning of each period presented, would not be materially different from the results reported.

Note 14.  Depreciation and Amortization

The Company has recorded the following depreciation and amortization expense in the Consolidated Condensed Statements of Earnings (In millions):

	Three Months Ended November 30,
	2011	2010
Depreciation expense	$202	$208
Intangible asset amortization	60	52
System development costs amortization	15	13
Total depreciation and amortization expense	$277	$273

Note 15.  Supplemental Cash Flow Disclosures

There was no cash interest paid for the three month periods ended November 30, 2011 and 2010.  Cash paid for income taxes was $130 million and $14 million for the three months ended November 30, 2011 and 2010, respectively.

Note 16.  Recent Accounting Pronouncements

In August 2010, the Financial Accounting Standards Board (FASB) issued an exposure draft on lease accounting that would require entities to recognize assets and liabilities arising from lease contracts on the balance sheet.  The proposed exposure draft states that lessees and lessors should apply a “right-of-use model” in accounting for all leases.  Under the proposed model, lessees would recognize an asset for the right to use the leased asset, and a liability for the obligation to make rental payments over the lease term.  The lease term is defined as the longest possible term that is “more likely than not” to occur.  The accounting by a lessor would reflect its retained exposure to the risks or benefits of the underlying leased asset.  A lessor would recognize an asset representing its right to receive lease payments based on the expected term of the lease.  On the basis of feedback received from comment letters, roundtables, and outreach sessions, the FASB has made significant changes to the proposals in the exposure draft and therefore has decided to re-expose the revised exposure draft in the first half of calendar 2012.  The proposed standard, as currently drafted, will have a material impact on the Company’s reported results of operations and financial position.  The impact of this exposure draft is non-cash in nature and will not affect the Company’s cash position.

On June 16, 2011, the FASB issued Accounting Standards Update (ASU) 2011-05, Presentation of Comprehensive Income.  ASU 2011-05 requires entities to present the total of comprehensive income, the components of net income and the components of other comprehensive income in either (1) a single continuous statement of comprehensive income or (2) two separate but consecutive statements.  The ASU does not change the items that are required to be reported in other comprehensive income.  The ASU is effective for interim and annual periods beginning after December 15, 2011, and will be applied retrospectively.  The Company is still evaluating which of the two alternatives it will apply in reporting comprehensive income.  Neither alternative will have any impact on the Company’s results of operations or financial position.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with the financial statements and the related notes included elsewhere herein and our consolidated financial statements, accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended August 31, 2011.   This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in forward-looking statements. Factors that might cause a difference include, but are not limited to, those discussed under “Cautionary Note Regarding Forward-Looking Statements” below and in Item 1A (Risk Factors) in our Annual Report on Form 10-K for the year ended August 31, 2011.

INTRODUCTION

Walgreens is principally a retail drugstore chain that sells prescription and non-prescription drugs and general merchandise.  General merchandise includes, among other things, household items, convenience and fresh foods, personal care, beauty care, photofinishing and candy.  Customers can have prescriptions filled in retail pharmacies as well as through the mail, and may also place orders by telephone and online.  At November 30, 2011, we operated 8,261 locations in 50 states, the District of Columbia, Guam and Puerto Rico.  Total locations do not include 360 Take Care Clinics that are operated primarily within other Walgreens locations.

	Number of Locations
Location Type	November 30, 2011	November 30, 2010
Drugstores	7,812	7,651
Worksite Health and Wellness Centers	363	370
Infusion and Respiratory Services Facilities	74	100
Specialty Pharmacies	10	10
Mail Service Facilities	2	2
Total	8,261	8,133

The drugstore industry is highly competitive.  In addition to other drugstore chains, independent drugstores and mail order prescription providers, we compete with various other retailers including grocery stores, convenience stores, mass merchants and dollar stores.

Our sales, gross profit margin and gross profit dollars are impacted by, among other things, both the percentage of prescriptions that we fill that are generic and the rate at which new generic drugs are introduced to the market.  In general, generic versions of drugs generate lower total sales dollars per prescription, but higher gross profit margins and gross profit dollars, as compared with patent-protected brand name drugs.  The positive impact on gross profit margins and gross profit dollars has been significant in the first several months after a generic version of a drug is first allowed to compete with the branded version, which is generally referred to as a “generic conversion.”  In any given year, the number of major brand name drugs that undergo a conversion from branded to generic status can increase or decrease, which can have a significant impact on our sales, gross profit margins and gross profit dollars.  And, because any number of factors outside of our control or ability to foresee can affect timing for a generic conversion, we face substantial uncertainty in predicting when such conversions will occur and what effect they will have on particular future periods.

The long-term outlook for prescription utilization is strong due in part to the aging population, the increasing utilization of generic drugs, the continued development of innovative drugs that improve quality of life and control health care costs, and the expansion of health care insurance coverage under the Patient Protection and Affordable Care Act signed into law in 2010 (the ACA).  The ACA seeks to reduce federal spending by altering the Medicaid reimbursement formula (AMP) for multi-source drugs, and when implemented, is expected to reduce Medicaid reimbursements.  State Medicaid programs are also expected to continue to seek reductions in reimbursements independent of AMP.  In addition, we continuously face reimbursement pressure from pharmacy benefit management (PBM) companies, health maintenance organizations, managed care organizations and other commercial third party payers, and our agreements with these payers are regularly subject to expiration, termination or renegotiation.

On June 21, 2011, Walgreens announced that contract renewal negotiations with pharmacy benefit manager Express Scripts, Inc. (Express Scripts) had been unsuccessful, and as a result we do not expect to be part of the Express Scripts pharmacy provider network as of January 1, 2012.  Express Scripts, in its capacity as a pharmacy benefits manager, processed approximately 88 million prescriptions filled by Walgreens in fiscal 2011, representing approximately $5.3 billion of our sales.  In the first four months of fiscal 2012 ending December 31, 2011, we estimate that Express Scripts, in its capacity as a pharmacy benefits manager, will have processed approximately 26 million prescriptions filled by Walgreens.  If a contract renewal is not reached, beginning January 1, 2012, Express Scripts’ network would no longer include Walgreens more than 7,800 pharmacies nationwide.   In addition to the approximately $.02 net earnings per diluted share adverse impact in the first quarter of fiscal 2012 resulting from a loss of pharmacy sales and expenses related to our dispute with Express Scripts, this development is expected to adversely affect our net sales, net earnings and cash flows during the remaining portion of fiscal 2012 beginning January 1, 2012 when we are no longer part of the Express Scripts pharmacy network.  We intend to moderate the impact of this development on our consolidated financial results by seeking to retain business from Express Scripts’ clients (consistent with their contractual obligations to Express Scripts), expand our business with other payers and customers, and implement cost saving initiatives.  As of the date of this filing, over 100 health plans, employers and other Express Scripts clients have informed us that they have either changed pharmacy benefit managers or taken steps consistent with their contracts to maintain access to Walgreens pharmacies in 2012, which we estimate will result in our retention of approximately 10 million prescriptions beginning January 1, 2012 on an annualized basis of the 88 million prescriptions we filled and were processed by Express Scripts in fiscal 2011.  We also expect to learn of additional retained prescriptions once information regarding Medicare Part D elections and small plan renewal decisions becomes available in 2012.  See “Cautionary Note Regarding Forward-Looking Statements.”

While we cannot predict what percentage of business we may retain or regain from these and other entities and groups that were Express Scripts’ clients in fiscal 2011 in any particular future period, over time, we believe employers and others will want plans with Walgreens in the network.  Based on our current estimates, and the current assumption that we will not be in Express Scripts’ pharmacy networks beginning in calendar 2012 (including those of Express Scripts’ clients such as the Department of Defense Tricare plan and WellPoint, Inc.), we expect to achieve 97 to 99 percent of our fiscal 2011 prescription volume in fiscal 2012.  We have begun implementing plans designed to offset approximately 50 percent of any reduction in fiscal 2012 gross profit resulting from a loss of up to 75 percent of the business from Express Scripts’ clients, primarily through reductions in selling, general and administrative expenses and cost of goods sold.  We expect a substantial majority of these reductions to be realized in the second half of fiscal 2012.  There can be no assurance, however, that for the portion of fiscal 2012 beginning January 1, 2012, we will retain any particular level of business from Express Scripts’ clients, and if we were to lose more than 75 percent of such business it is uncertain whether we would be able to offset as much as 50 percent of the reduction in gross profit resulting from the marginal loss of such business above 75 percent.  See “Cautionary Note Regarding Forward-Looking Statements.”    Additionally, in July 2011, Medco Health Solutions, Inc. (Medco), another large pharmacy benefit manager, and Express Scripts announced an agreement to merge, completion of which is subject to regulatory and other conditions.  If the merger is successfully completed, we may face additional reimbursement pressure or potential loss of business.  Because the Express Scripts/Medco merger remains under review, we have made no assumption regarding the consummation, timing or impact of the merger related to our business for fiscal 2012.

Total front-end sales have grown due to sales gains in existing stores, acquired stores and new store openings.  Front-end sales have increased in the non-prescription drugs, personal care, convenience and fresh foods, beer and wine and beauty categories.

To support our growth, we are investing in prime locations, technology and customer service initiatives along with reinvesting into our existing stores.  We are focused on retail organic growth; however, consideration is given to retail and other acquisitions that provide unique opportunities and fit our business objectives, such as our acquisition of drugstore.com, which enhanced our online presence.

RESTRUCTURING CHARGES

In 2008, we announced a series of strategic initiatives, approved by the Board of Directors, to enhance shareholder value.  One of these initiatives was a program known as “Rewiring for Growth,” which was designed to reduce cost and improve productivity through strategic sourcing of indirect spend, reducing corporate overhead and work throughout our stores, rationalization of inventory categories, and transforming community pharmacy.  These initiatives were completed in the fourth quarter of fiscal 2011.

We recorded $7 million of pre-tax charges in selling, general and administrative expenses in the first quarter of fiscal 2011 associated with our Rewiring for Growth program.  In addition, as a part of our restructuring efforts, we sold an incremental amount of inventory below traditional retail prices.  The dilutive effect of these sales on gross profit for the three month period ended November 30, 2010 was $1 million.

We realized total savings related to Rewiring for Growth of approximately $1.1 billion compared to our base year of fiscal 2008.  Selling, general and administrative expenses realized total savings of $953 million, while cost of sales benefited by approximately $122 million.  The savings were primarily the result of reduced store labor and personnel  and expense reductions.

Additionally, as a part of our Customer Centric Retailing (CCR) initiative, we have modified the store format to enhance category layouts and adjacencies, shelf heights and sight lines, and brand and private brand assortments, all of which are designed to positively impact the shopper experience and increase customer frequency and purchase size.  In total, we converted 5,843 stores and opened 559 new stores with the CCR format.  For the three months ended November 30, 2011, we incurred $33 million in total program costs, of which $15 million was included in selling, general and administrative expenses and $18 million in capital costs.  In the prior year’s quarter, we incurred $10 million in total program costs, of which $6 million was included in selling, general and administrative expenses and $4 million in capital costs.  This initiative was completed during the first quarter of fiscal 2012.

OPERATING STATISTICS

	Percentage Increases/(Decreases)
	Three Months Ended November 30,
	2011	2010
Net Sales	4.7	6.0
Net Earnings	(4.5)	18.8
Comparable Drugstore Sales	2.5	0.8
Prescription Sales	4.2	5.3
Comparable Drugstore Prescription Sales	2.6	0.9
Front-End Sales	5.6	7.3
Comparable Drugstore Front-End Sales	2.4	0.4
Gross Profit	3.2	9.0
Selling, General and Administrative Expenses	5.0	7.0

	Percent to Net Sales
	Three Months Ended November 30,
	2011	2010
Gross Margin	28.1	28.5
Selling, General and Administrative Expenses	23.1	23.1

	Other Statistics
	Three Months Ended November 30,
	2011	2010
Prescription Sales as a % of Net Sales	65.5	65.8
Third Party Sales as a % of Total Prescription Sales	95.8	95.3
Number of Prescriptions (in millions)	179	181
Comparable Prescription % Increase/(Decrease)	(1.9)	0.8
30 Day Equivalent Prescriptions (in millions) *	208	202
Comparable 30 Day Equivalent Prescription % Increase *	1.8	2.0
Total Number of Locations	8,261	8,133

* Includes the adjustment to convert prescriptions greater than 84 days to the equivalent of three 30-day prescriptions. This adjustment reflects the fact that these prescriptions include approximately three times the amount of product days supplied compared to a normal prescription.

RESULTS OF OPERATIONS

Net earnings for the first quarter ended November 30, 2011 were $554 million or $.63 per diluted share.  This was a 4.5% decrease in net earnings over the same quarter last year.  The net earnings decrease in the quarter was primarily attributable to lower gross margins.  Operations at drugstore.com, including costs associated with the acquisition and integration, reported a pre-tax loss of $12 million, $7 million after tax, or $.01 per diluted share.  Prior year earnings included pre-tax Rewiring for Growth expenses of $8 million, $5 million after tax, or $.01 per diluted share ($7 million of restructuring and restructuring related expenses and $1 million in margin dilution).

Net sales for the quarter ended November 30, 2011 increased by 4.7% to $18,157 million.  The acquisition of drugstore.com increased total sales by 0.7% in the current quarter.  Drugstore sales increases resulted from sales gains in existing stores and added sales from new stores, each of which include an indeterminate amount of market-driven price changes.  Sales in comparable drugstores were up 2.5% in the quarter ended November 30, 2011.  Comparable drugstores are defined as those that have been open for at least twelve consecutive months without closure for seven or more consecutive days and without a major remodel or a natural disaster in the past twelve months.  Relocated and acquired stores are not included as comparable stores for the first twelve months after the relocation or acquisition.  We operated 8,261 locations (7,812 drugstores) as of November 30, 2011, compared to 8,133 locations (7,651 drugstores) a year earlier.

Prescription sales increased by 4.2% and represented 65.5% of total net sales for the quarter ended November 30, 2011.  In the prior year’s quarter, prescription sales increased 5.3% and represented 65.8% of total net sales.  Comparable drugstore prescription sales were up 2.6% for the quarter ended November 30, 2011.  The effect of generic drugs, which have a lower retail price, replacing brand name drugs reduced prescription sales by 1.9% in the current quarter versus 3.0% in the prior year’s quarter.  The effect of generics on total net sales was a reduction of 1.1% in the current quarter compared to 1.8% in the prior year’s quarter.  Prescription sales also were negatively impacted by our strategic decision to no longer be a part of the Express Scripts pharmacy provider network.  With new generic drug introductions, including generic Lipitor, we expect to see an increased effect of generics on total net sales in the second half of fiscal 2012.  Third party sales, where reimbursement is received from managed care organizations, the government, employers or private insurers, were 95.8% of prescription sales for the quarter ended November 30, 2011, compared to 95.3% in the prior year.  We receive market driven reimbursements from third party payers, a number of which typically reset in January.  The total number of prescriptions filled for the current quarter (including immunizations) was approximately 179 million compared to 181 million for the same period last year.  Prescriptions adjusted to 30 day equivalents were 208 million in the current quarter versus 202 million in last year’s quarter.

Front-end sales increased 5.6% and were 34.5% of total net sales for the current quarter ended November 30, 2011.  In comparison, prior year front end sales increased 7.3% for the quarter, and comprised 34.2% of total net sales.  The increase in the current quarter’s front-end sales is due in part to new store openings and improved sales dollars related to the non-prescription drugs, personal care, convenience and fresh foods, beer and wine and beauty categories.  Comparable drugstore front-end sales increased 2.4% for the current quarter compared to the prior year which increased 0.4%.  The increase in comparable front end sales in the quarter was primarily attributed to the personal care, beer and wine, non-prescription drugs, convenience and fresh foods and beauty categories.

Gross margin as a percent of sales was 28.1% in the current quarter compared to 28.5% last year.  Overall margins in the quarter were negatively impacted by lower retail pharmacy margins, where lower market driven reimbursements more than offset the positive effect of generic drug sales.  New generic introductions, including generic Lipitor, are expected to positively contribute to pharmacy gross margins in the second half of fiscal 2012.  Front-end margins were flat compared to the prior year.

We use the LIFO method of inventory valuation, which can only be determined annually when inflation rates and inventory levels are finalized; therefore, LIFO inventory costs for the interim financial statements are estimated.  Cost of sales included a LIFO provision of $45 million for the quarter ended November 30, 2011 versus $42 million a year ago.  Our estimated annual inflation rate at November 30, 2011 and 2010 was 2.0%.

Selling, general and administrative expenses as a percentage of sales were 23.1% for the first quarter of fiscal 2012 and 2011.  As a percentage of sales, expenses in the current quarter were higher primarily due to drugstore.com expenses including costs associated with the acquisition and integration, investments in strategic initiatives and capabilities as well as costs associated with our plan to no longer be part of the Express Scripts pharmacy provider network.  These were offset by reduced store labor expense as a percentage of sales.

Interest was a net expense of $17 million and $20 million for the periods ending November 30, 2011 and 2010, respectively.  The decrease in interest expense for the three month period is primarily attributed to the additional $250 million in interest rate swaps that were entered into in May 2011 and reduced interest rates associated with our fixed to variable interest rate swaps.  Interest expense for the periods ending November 30, 2011 and 2010 is net of $3 million that was capitalized to construction projects.

The effective tax rate was 37.2% compared to 37.0% in the prior year’s quarter.  The increase in the current year’s effective tax rate, as compared to last year’s rate is primarily attributed to an increase in state tax rates.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $1,094 million at November 30, 2011, compared to $2,062 million at November 30, 2010.  Short-term investment objectives are to minimize risk, maintain liquidity and maximize after-tax yields.  To attain these objectives, investment limits are placed on the amount, type and issuer of securities.  Investments are principally in U.S. Treasury market funds.

On October 14, 2009, our Board of Directors approved a long-term capital policy: to maintain a strong balance sheet and financial flexibility; reinvest in our core strategies; invest in strategic opportunities that reinforce our core strategies and meet return requirements; and return surplus cash flow to shareholders in the form of dividends and share repurchases over the long term.

Net cash provided by operating activities for the three months ended November 30, 2011 was $809 million compared to $1,165 million a year ago.  When compared to the prior year, cash from operating activities decreased primarily as a result of changes in working capital balances.  For the three months ended November 30, 2011, working capital was a use of cash of $133 million as compared to the prior year where working capital improvements generated $234 million of cash.  Cash provided by operations is the principal source of funds for expansion, acquisitions, remodeling programs, dividends to shareholders and stock repurchases.

Net cash used for investing activities was $497 million for the three months ended November 30, 2011 compared to $334 million a year ago.  Additions to property and equipment were $419 million compared to $273 million last year.  During the first three months, we added a total of 86 locations (51 net) compared to 131 last year (87 net).  There were 14 owned locations added during the first three months and 47 under construction at November 30, 2011 versus 29 owned locations added and 57 under construction last year.

	Drugstores	Worksite Health and Wellness Centers	Infusion and Respiratory Services Facilities	Specialty Pharmacies	Mail Service Facilities	Total
August 31, 2011	7,761	355	83	9	2	8,210
New/Relocated	65	13	1	1	-	80
Acquired	6	-	-	-	-	6
Closed/Replaced	(20)	(5)	(10)	-	-	(35)
November 30, 2011	7,812	363	74	10	2	8,261

Business acquisitions this year were $70 million versus $63 million in the prior year.  Business acquisitions in the current year primarily include the purchase of prescription files.  The prior year acquisitions included the purchase of $29 million of home care assets with the remaining balances relating primarily to the purchase of prescription files.  Additionally, in the current year we paid $29 million to Catalyst Health Solutions, Inc. which was the result of a working capital adjustment in accordance with the June 2011 sales agreement of our pharmacy benefit management business, Walgreens Health Initiatives, Inc.

Capital expenditures for fiscal 2012 are expected to be approximately $1.6 billion, excluding business acquisitions and prescription file purchases.  We expect new drugstore organic growth of approximately 2.5 to 3.0 percent in fiscal 2012.  In the first quarter, we added a total of 86 locations, of which 71 were new or relocated drugstores. We are continuing to relocate stores to more convenient and profitable freestanding locations.

Net cash used for financing activities was $774 million compared to the prior year’s net cash use of $649 million. We repurchased shares totaling $608 million in the current year, $601 million in conjunction with our share buyback programs and $7 million to support the needs of the employee stock plans.  In the prior year, we repurchased shares totaling $510 million, all of which was in conjunction with our share buyback programs.  We had proceeds related to employee stock plans of $42 million during the first three months versus $29 million for the same period last year.  Cash dividends paid were $202 million during the first three months of fiscal 2012, versus $166 million for the same period a year ago.

In connection with our capital policy, our Board of Directors authorized a share repurchase program and set a long-term dividend payout ratio target between 30 and 35 percent of net earnings.  The 2009 repurchase program, which was completed in September 2010, allowed for the repurchase of up to $2.0 billion of the Company’s common stock.  For the three months ended November 30, 2010, shares totaling $360 million were purchased in conjunction with the 2009 repurchase program.  On October 13, 2010, our Board of Directors authorized the 2011 repurchase program, which was completed in fiscal 2011 and allowed for the repurchase of up to $1.0 billion of the Company’s common stock.  For the three months ended November 30, 2010, shares totaling $150 million were purchased in conjunction with the 2011 repurchase program.  On July 13, 2011, our Board of Directors authorized the 2012 repurchase program, which allows for the repurchase of up to $2.0 billion of the Company’s common stock prior to its expiration on December 31, 2015.  Shares totaling $601 million were purchased in the first quarter related to the 2012 program.  We determine the timing and amount of repurchases from time to time based on our assessment of various factors including prevailing market conditions, alternate uses of capital, liquidity, the economic environment and other factors.  The timing and amount of these purchases may change at any time and from time to time.  The Company has, and may from time to time in the future, repurchase shares on the open market through Rule 10b5-1 plans which enable a company to repurchase shares at times when it otherwise might be precluded from doing so under insider trading laws.

We had no commercial paper outstanding at November 30, 2011.  In connection with our commercial paper program, we maintain two unsecured backup syndicated lines of credit that total $1.1 billion.  The first $500 million facility expires on July 20, 2015, and allows for the issuance of up to $250 million in letters of credit, which reduce the amount available for borrowing.  The second $600 million facility expires on August 12, 2012.  Our ability to access these facilities is subject to our compliance with the terms and conditions of the credit facility, including financial covenants.  The covenants require us to maintain certain financial ratios related to minimum net worth and priority debt, along with limitations on the sale of assets and purchases of investments.  At November 30, 2011, we were in compliance with all such covenants.  The Company pays a facility fee to the financing banks to keep these lines of credit active.  At November 30, 2011, there were no letters of credit issued against these facilities and we do not anticipate any future letters of credit to be issued against these facilities.

Our current credit ratings are as follows:

Rating Agency	Long-Term Debt Rating	Commercial Paper Rating	Outlook
Moody's	A2	P-1	Negative
Standard & Poor's	A	A-1	Negative

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

At November 30, 2011, letters of credit issued to support purchase obligations and commitments (as reflected on the Contractual Obligations and Commitments table) were as follows (In millions):

Inventory purchase obligations	$75
Insurance	38
Real estate development and other	16
Total	$129

In addition to issued letters of credit, we held $191 million of restricted cash to support certain insurance obligations at November 30, 2011.  Restricted cash is recorded within other non-current assets within the Consolidated Condensed Balance Sheets.

We have no off-balance sheet arrangements other than those disclosed on the Contractual Obligations and Commitments table.  Both on-balance sheet and off-balance sheet financing alternatives are considered when pursuing our capital structure and capital allocation objectives.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The following table lists our contractual obligations and commitments as of November 30, 2011:

	Payments Due by Period (In millions)
	Total	Less than 1 Year	1-3 Years	3-5 Years	Over 5 Years
Operating leases (1)	$35,851	$2,337	$4,713	$4,513	$24,288
Purchase obligations (2):
Open inventory purchase orders	1,718	1,718	-	-	-
Real estate development	243	169	60	14	-
Other corporate obligations	449	219	124	85	21
Long-term debt*(3)	2,351	7	1,305	13	1,026
Interest payment on long-term debt	523	116	168	105	134
Insurance*	621	235	180	87	119
Retiree health*	416	12	27	33	344
Closed location obligations*	141	31	38	23	49
Capital lease obligations *(1)	112	4	9	8	91
Other long-term liabilities reflected on the balance sheet*(4)	910	66	191	144	509
Total	$43,335	$4,914	$6,815	$5,025	$26,581
* Recorded on balance sheet.

(1)
Amounts for operating leases and capital leases do not include certain operating expenses under the leases such as common area maintenance, insurance and real estate taxes.  These expenses for the Company's most recent fiscal year were $404 million.

(2)	The purchase obligations include agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including open purchase orders.
(3)	Total long-term debt on the Consolidated Condensed Balance Sheet includes a $52 million fair market value adjustment and $6 million of unamortized discount.
(4)	Includes $108 million ($51 million due in 1-3 years, $38 million due in 3-5 years and $19 million due in over 5 years) of unrecognized tax benefits recorded under ASC Topic 740 Income Taxes.

The expected timing of payments of the obligations above is estimated based on current information. Timing of payments and actual amounts paid may be different, depending on the time of receipt of goods or services, or changes to agreed-upon amounts for some obligations.

CRITICAL ACCOUNTING POLICIES

The consolidated condensed financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and included amounts based on management’s prudent judgments and estimates.  Actual results may differ from these estimates.  Management believes that any reasonable deviation from those judgments and estimates would not have a material impact on our consolidated financial position or results of operations.  To the extent that the estimates used differ from actual results, however, adjustments to the statement of earnings and corresponding balance sheet accounts would be necessary.  These adjustments would be made in future statements.  For a complete discussion of all our significant accounting policies, please see our 2011 Annual Report on Form 10-K.  Some of the more significant estimates include goodwill and other intangible asset impairment, allowance for doubtful accounts, vendor allowances, asset impairments, liability for closed locations, liability for insurance claims, cost of sales and income taxes.  We use the following methods to determine our estimates:

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

We also compare the sum of the estimated fair values of the reporting units to the Company’s total value as implied by the market value of the Company’s equity and debt securities. This comparison indicated that, in total, our assumptions and estimates are reasonable.  However, future declines in the overall market value of the Company’s equity and debt securities may indicate that the fair value of one or more reporting units has declined below its carrying value.

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

Asset impairments -

The impairment of long-lived assets is assessed based upon both qualitative and quantitative factors, including years of operation and expected future cash flows, and tested for impairment annually or whenever events or circumstances indicate that a certain asset may be impaired.  If the future cash flows reveal that the carrying value of the asset group may not be recoverable, an impairment charge is immediately recorded.  We have not made any material changes to the method of estimating our asset impairments during the last three years.  Based on current knowledge, we do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions used to determine asset impairments.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In August 2010, the Financial Accounting Standards Board (FASB) issued an exposure draft on lease accounting that would require entities to recognize assets and liabilities arising from lease contracts on the balance sheet.  The proposed exposure draft states that lessees and lessors should apply a “right-of-use model” in accounting for all leases.  Under the proposed model, lessees would recognize an asset for the right to use the leased asset, and a liability for the obligation to make rental payments over the lease term.  The lease term is defined as the longest possible term that is “more likely than not” to occur.  The accounting by a lessor would reflect its retained exposure to the risks or benefits of the underlying leased asset.  A lessor would recognize an asset representing its right to receive lease payments based on the expected term of the lease.  On the basis of feedback received from comment letters, roundtables, and outreach sessions, the FASB has made significant changes to the proposals in the exposure draft and therefore has decided to re-expose the revised exposure draft in the first half of calendar 2012.  The proposed standard, as currently drafted, will have a material impact on the Company’s reported results of operations and financial position.  The impact of this exposure draft is non-cash in nature and will not affect the Company’s cash position.

On June 16, 2011, the FASB issued Accounting Standards Update (ASU) 2011-05, Presentation of Comprehensive Income.  ASU 2011-05 requires entities to present the total of comprehensive income, the components of net income and the components of other comprehensive income in either (1) a single continuous statement of comprehensive income or (2) two separate but consecutive statements.  The ASU does not change the items that are required to be reported in other comprehensive income.  The ASU is effective for interim and annual periods beginning after December 15, 2011, and will be applied retrospectively.  The Company is still evaluating which of the two alternatives it will apply in reporting comprehensive income.  Neither alternative will have any impact on the Company’s results of operations or financial position.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report and other documents that we file or furnish with the Securities and Exchange Commission contain forward-looking statements that are based on current expectations, estimates, forecasts and projections about our future performance, our business, our beliefs and our management’s assumptions.  Statements that are not historical facts are forward-looking statements, including forward-looking information concerning pharmacy sales trends, prescription volume, prescription margins, number and location of new store openings, retained Express Scripts business, network participation, vendor, payer and customer relationships and terms, possible new contracts or contract extensions, competition, economic and business conditions, cough/cold and flu season, outcomes of litigation and regulatory matters, the level of capital expenditures, industry trends, demographic trends, growth strategies, financial results, cost reduction initiatives, acquisition synergies, competitive strengths and changes in legislation or regulations.  Words such as “expect,” “likely,” “outlook,” “forecast,” “would,” “could,” “should,” “can,” “will,” “project,” “intend,” “plan,” “continue,” “sustain,” “on track,” “believe,” “seek,” “estimate,” “anticipate,” “may,” “possible,” “assume,” variations of such words and similar expressions are intended to identify such forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.   These forward-looking statements are not guarantees of future performance and involve risks, assumptions and uncertainties, including, but not limited to, those relating to changes in vendor, payer and customer relationships and terms, competition, changes in economic and business conditions generally or in the markets we serve, risks associated with new business and business retention initiatives and activities, the failure to obtain new contracts or extensions of existing contracts, the availability and cost of real estate and construction, risks associated with acquisitions and divestitures, the ability to realize anticipated results from capital expenditures and cost reduction initiatives, outcomes of legal and regulatory matters, changes in legislation or regulations or interpretations thereof, and those described in Item 1A “Risk Factors” in our Form 10-K for the fiscal year ended August 31, 2011 which is incorporated herein by reference and in other reports that we file or furnish with the Securities and Exchange Commission.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those indicated or anticipated by such forward-looking statements.  Accordingly, you are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date they are made.  Except to the extent required by law, we do not undertake, and expressly disclaim, any duty or obligation to update publicly any forward-looking statement after the date the statement is made, whether as a result of new information, future events, changes in assumptions or otherwise.

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

In January 2010, we entered into two interest rate swap transactions converting our $1.3 billion 4.875% fixed rate notes to a floating interest rate tied to the six month LIBOR in arrears plus a constant spread.  In May 2011, we entered into two additional interest rate swap transactions converting $250 million of our 5.25% fixed rate notes to a floating interest rate tied to the six month LIBOR in arrears plus a constant spread.  These financial instruments are sensitive to changes in interest rates.  On November 30, 2011, we had $1.6 billion in long-term debt obligations that had floating interest rates.    A one percentage point increase or decrease in interest rates would increase or decrease the annual interest expense we recognize and the cash we pay for interest expense by approximately $16 million.

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

Changes in Internal Control over Financial Reporting

In connection with the evaluation pursuant to Exchange Act Rule 13a-15(d) of the Company's internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) by the Company's management, including its CEO and CFO, no changes during the quarter ended November 30, 2011 were identified that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 1A.   Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended August 31, 2011 which could materially affect our business, financial condition or future results.

Item 2. Unregistered Sales of Equity Securities and Use Of Proceeds

(c)
The following table provides information about purchases by the Company during the quarter ended November 30, 2011 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act.  Subject to applicable law, share purchases may be made in open market transactions, privately negotiated transactions, or pursuant to instruments and plans complying with Rule 10b5-1.

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Program (2)
9/1/2011 – 9/30/2011	11,171,782	$36.09	11,082,238	$1,175,038,819
10/1/2011 - 10/31/2011	113,168	$33.16	-	$1,175,038,819
11/1/2011 - 11/30/2011	6,170,872	$32.42	6,168,380	$975,084,372
Total	17,455,822	$34.77	17,250,618

(1)
The Company purchased 205,204 shares of its common stock in open-market transactions to satisfy the requirements of the Company's employee stock purchase and option plans, as well as the Company's Nonemployee Director Stock Plan.

(2)
On July 13, 2011, the Board of Directors approved a new share repurchase program (2012 repurchase program) which allows for the repurchase of up to $2.0 billion of the Company’s common stock prior to its expiration on December 31, 2015.  The total remaining authorization under the 2012 repurchase program was $975 million as of November 30, 2011.

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

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time.

Exhibit No.	Description	SEC Document Reference
3.1	Amended and Restated Articles of Incorporation of Walgreen Co.	Incorporated by reference to Exhibit 3.1 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on January 19, 2011.

3.2	Amended and Restated By-Laws of Walgreen Co., as amended effective as of September 1, 2008.	Incorporated by reference to Exhibit 3.1 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on September 5, 2008

10.1*	Walgreen Co. 162(m) Deferred Compensation Plan, as amended and restated.	Incorporated by reference to Exhibit 10.1 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on October 17, 2011.

10.2*	Separation Agreement and Release Agreement between Kimberly L. Feil and Walgreen Co.	Filed herewith.

12	Computation of Ratio of Earnings to Fixed Charges.	Filed herewith.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.	Furnished herewith.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.	Furnished herewith.

101**
The following financial statements and footnotes from the Walgreen Co. Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Condensed Balance Sheets; (ii) Consolidated Condensed Statement of Earnings; (iii) Consolidated Condensed Statement of Cash Flows; and (iv) the Notes to Consolidated Condensed Financial Statements.
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

WALGREEN CO.
(Registrant)

Dated: 12/28/11	/s/ W.D. Miquelon
W.D. Miquelon
Executive Vice President
(Chief Financial Officer)

Dated: 12/28/11	/s/ M.M. Scholz
M.M. Scholz
Senior Vice President, Controller
(Chief Accounting Officer)