Form 10-Q
period 2012-02-29
WALGREEN CO
filed 2012-03-28
CIK 104207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended February 29, 2012

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
Yes ☐ No ☑

The number of shares outstanding of the registrant's Common Stock, $.078125 par value, as of February 29, 2012 was 862,750,534.

WALGREEN CO.

FORM 10-Q FOR THE QUARTER ENDED FEBRUARY 29, 2012

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

PART I. FINANCIAL INFORMATION

Item 1.  Consolidated Condensed Financial Statements (Unaudited)

WALGREEN CO. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(UNAUDITED)
(In millions, except per share amounts)

	February 29,	August 31,	February 28,
	2012	2011	2011
Assets
Current Assets:
Cash and cash equivalents	$1,084	$1,556	$2,243
Accounts receivable, net	2,509	2,497	2,497
Inventories	7,347	8,044	7,607
Other current assets	270	225	190
Total Current Assets	11,210	12,322	12,537
Non-Current Assets:
Property and equipment, at cost, less accumulated depreciation and amortization	11,705	11,526	11,148
Goodwill	2,078	2,017	1,898
Other non-current assets	1,629	1,589	1,295
Total Non-Current Assets	15,412	15,132	14,341
Total Assets	$26,622	$27,454	$26,878

Liabilities & Shareholders' Equity
Current Liabilities:
Short-term borrowings	$12	$13	$13
Trade accounts payable	4,203	4,810	4,890
Accrued expenses and other liabilities	2,773	3,075	2,492
Income taxes	266	185	149
Total Current Liabilities	7,254	8,083	7,544
Non-Current Liabilities:
Long-term debt	2,381	2,396	2,380
Deferred income taxes	295	343	423
Other non-current liabilities	1,876	1,785	1,850
Total Non-Current Liabilities	4,552	4,524	4,653
Commitments and Contingencies (see Note 12)
Shareholders' Equity:
Preferred stock $.0625 par value; authorized 32 million shares, none issued	-	-	-
Common stock $.078125 par value; authorized 3.2 billion shares; issued 1,025,400,000 at February 29, 2012, August 31, 2011 and February 28, 2011	80	80	80
Paid-in capital	837	834	725
Employee stock loan receivable	(11)	(34)	(59)
Retained earnings	19,721	18,877	17,845
Accumulated other comprehensive income (loss)	15	16	(22)
Treasury stock, at cost; 162,649,466 shares at February 29, 2012, 136,105,870 at August 31, 2011 and 109,940,598 at February 28, 2011	(5,826)	(4,926)	(3,888)
Total Shareholders' Equity	14,816	14,847	14,681
Total Liabilities & Shareholders' Equity	$26,622	$27,454	$26,878

The accompanying Notes to Consolidated Condensed Financial
Statements are an integral part of these Statements.

WALGREEN CO. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
(UNAUDITED)
(In millions, except per share amounts)

	Three Months Ended		Six Months Ended
	February 29,	February 28,	February 29,	February 28,
	2012	2011	2012	2011

Net sales	$18,651	$18,502	$36,808	$35,846
Cost of sales	13,262	13,178	26,315	25,577
Gross Profit	5,389	5,324	10,493	10,269

Selling, general and administrative expenses	4,284	4,117	8,488	8,121
Operating Income	1,105	1,207	2,005	2,148

Interest expense, net	17	18	34	38

Earnings Before Income Tax Provision	1,088	1,189	1,971	2,110
Income tax provision	405	450	734	791
Net Earnings	$683	$739	$1,237	$1,319

Net earnings per common share – basic	$.79	$.80	$1.41	$1.43
Net earnings per common share – diluted	$.78	$.80	$1.41	$1.42

Dividends declared	$.2250	$.1750	$.4500	$.3500

Average shares outstanding	869.3	919.1	874.5	925.3
Dilutive effect of stock options	5.4	8.9	5.5	6.1
Average diluted shares	874.7	928.0	880.0	931.4

The accompanying Notes to Consolidated Condensed Financial
Statements are an integral part of these Statements.

WALGREEN CO. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In millions)

	Six Months Ended
	February 29,	February 28,
	2012	2011

Cash Flows from Operating Activities:
Net earnings	$1,237	$1,319
Adjustments to reconcile net earnings to net cash provided by operating activities -
Depreciation and amortization	560	529
Deferred income taxes	(7)	68
Stock compensation expense	53	46
Other	14	16
Changes in operating assets and liabilities -
Accounts receivable, net	36	(57)
Inventories	724	(211)
Other current assets	37	29
Trade accounts payable	(618)	305
Accrued expenses and other liabilities	(353)	(194)
Income taxes	67	80
Other non-current assets and liabilities	66	121
Net cash provided by operating activities	1,816	2,051

Cash Flows from Investing Activities:
Additions to property and equipment	(723)	(469)
Proceeds from sale of assets	35	24
Business and intangible asset acquisitions, net of cash received	(204)	(141)
Payments made related to sale of business	(45)	-
Other	(14)	(27)
Net cash used for investing activities	(951)	(613)

Cash Flows from Financing Activities:
Stock purchases	(1,015)	(890)
Proceeds related to employee stock plans	85	123
Cash dividends paid	(398)	(328)
Other	(9)	20
Net cash used for financing activities	(1,337)	(1,075)

Changes in Cash and Cash Equivalents:
Net (decrease) increase in cash and cash equivalents	(472)	363
Cash and cash equivalents at beginning of period	1,556	1,880
Cash and cash equivalents at end of period	$1,084	$2,243

The accompanying Notes to Consolidated Condensed Financial
Statements are an integral part of these Statements.

WALGREEN CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1.  Basis of Presentation

The consolidated condensed financial statements of Walgreen Co. and subsidiaries included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting.  The Consolidated Condensed Balance Sheets as of February 29, 2012, August 31, 2011 and February 28, 2011, the Consolidated Condensed Statements of Earnings for the three and six months ended February 29, 2012 and February 28, 2011, and the Consolidated Condensed Statements of Cash Flows for the six months ended February 29, 2012 and February 28, 2011, have been prepared without audit.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  These unaudited consolidated condensed financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2011.

In the opinion of the Company, the consolidated condensed financial statements for the unaudited interim periods presented include all adjustments (consisting only of normal recurring adjustments) necessary to present a fair statement of the results for such interim periods.  Because of the influence of certain holidays, seasonal, changes in vendor, payer and customer relationships and terms and other factors on the Company's operations, net earnings for any interim period may not be comparable to the same interim period in previous years or indicative of net earnings for the full fiscal year.

The consolidated condensed financial statements include the accounts of the Company and its subsidiaries.  All intercompany transactions have been eliminated.  The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to use judgment in the application of accounting policies, including making estimates and assumptions.  We base estimates on the information available to us at the time, our experience and on various other assumptions believed to be reasonable under the circumstances.  Adjustments may be made in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain.  Actual results may differ.  For a discussion of the Company’s significant accounting policies, please see the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2011.

Note 2.  Restructuring

In 2008, the Company announced a series of strategic initiatives, approved by the Board of Directors, to enhance shareholder value.  One of these initiatives was a program known as “Rewiring for Growth,” which was designed to reduce cost and improve productivity through strategic sourcing of indirect spend, reducing corporate overhead and work throughout the Company’s stores, rationalization of inventory categories, and realignment of pharmacy operations.  These initiatives were completed in the fourth quarter of fiscal 2011.

In the second quarter and six month periods of fiscal 2011, the Company recorded $6 million and $13 million, respectively, of pre-tax charges in selling, general and administrative expenses associated with the Rewiring for Growth program.

Additionally, as a part of the Company’s Customer Centric Retailing (CCR) initiative, it has modified the store format to enhance category layouts and adjacencies, shelf heights and sight lines, and brand and private brand assortments, all of which are designed to positively impact the shopper experience and increase customer frequency and purchase size.  This initiative was completed in the first quarter of fiscal 2012.  In total, the Company converted 5,843 stores and opened 559 new stores with the CCR format.  In the first quarter of fiscal 2012, the Company incurred $33 million in total program costs, of which $15 million was included in selling, general and administrative expenses and $18 million in capital costs.  In the second quarter of fiscal 2011, the Company incurred $7 million in total program costs, of which $4 million was included in selling, general and administrative expenses and $3 million in capital costs.  In the prior year’s six month period, the Company incurred $17 million in total program costs, of which $10 million was included in selling, general and administrative expenses and $7 million in capital costs.

Note 3.  Inventories

Inventories are valued on a lower of last-in, first-out (LIFO) cost or market basis.  At February 29, 2012, August 31, 2011 and February 28, 2011, inventories would have been greater by $1,704 million, $1,587 million and $1,477 million, respectively, if they had been valued on a lower of first-in, first-out (FIFO) cost or market basis.  LIFO inventory costs can only be determined annually when inflation rates and inventory levels are finalized; therefore, LIFO inventory costs for interim financial statements are estimated. Inventory includes product costs, inbound freight, warehousing costs and vendor allowances not classified as a reduction of advertising expense.

Note 4.  Liability for Closed Locations

The Company provides for future costs related to closed locations.  The liability is based on the present value of future rent obligations and other related costs (net of estimated sublease rent) to the first lease option date.  During the three and six month periods ended February 29, 2012, the Company recorded charges of $3 million and $14 million for facilities that were closed or relocated under long-term leases.  This compares to $25 million and $37 million for the three and six month periods ended February 28, 2011.  These charges are reported in selling, general and administrative expenses on the Consolidated Condensed Statements of Earnings.

The changes in reserve for facility closings and related lease termination charges include the following (In millions):

	February 29,	August 31,	February 28,
	2012	2011	2011
Balance – beginning of period	$145	$151	$151
Provision for present value of non-cancellable lease payments on closed facilities	4	49	31
Assumptions about future sublease income, terminations and changes in interest rates	(4)	(19)	(4)
Interest accretion	14	24	10
Cash payments, net of sublease income	(28)	(60)	(32)
Balance – end of period	$131	$145	$156

Note 5.  Retirement Benefits

The principal retirement plan for employees is the Walgreen Profit-Sharing Retirement Trust to which both the Company and participating employees contribute.  The Company's contribution, which has historically related to pre-tax income and a portion of which is in the form of a guaranteed match, is determined annually at the discretion of the Board of Directors.  The profit-sharing provision was $85 million for the quarter and $164 million for the six month period of fiscal 2012 compared to $106 million and $188 million in the same periods last year.  The Company’s contributions, which are made annually in the second quarter, were $372 million in the current period.  This compares to $322 million for the prior year.

The Company provides certain health insurance benefits for retired employees who meet eligibility requirements, including age, years of service and date of hire.  The costs of these benefits are accrued over the service life of the employee. The Company's postretirement health benefit plan is not funded.

Components of Net Periodic Benefit Costs (In millions):

	Three Months Ended		Six Months Ended
	February 29,	February 28,	February 29,	February 28,
	2012	2011	2012	2011
Service cost	$3	$4	$6	$7
Interest cost	6	5	11	11
Amortization of actuarial loss	2	4	4	7
Amortization of prior service cost	(3)	(3)	(5)	(5)
Total postretirement benefit cost	$8	$10	$16	$20

Note 6.  Stock Compensation Plans

The Company granted 569,706 and 7,782,573 stock options under the Walgreen Co. Executive Stock Option Plan and the Walgreen Co. Stock Purchase/Option Plan (Share Walgreens) for the quarter and six month periods ended February 29, 2012, respectively.  This compares to 192,583 and 8,298,501 stock options granted in the quarter and six month period ended under the plans last year.  Total stock-based compensation expense was $18 million for the quarter and $53 million for the six month period ended February 29, 2012 compared to $20 million and $46 million for the same periods last year.  In accordance with Accounting Standards Codification (ASC) Topic 718 Compensation – Stock Compensation, compensation expense is recognized on a straight-line basis over the employee's vesting period or to the employee's retirement eligible date, if earlier.  Retiree eligible expenses recognized in the current quarter and six month periods were $2 million and $4 million, respectively, compared to no fully recognized retiree eligible expense for the quarter and $5 million for the six month periods ended February 28, 2011.  Compensation expense for the quarter and six month periods may not be representative of compensation expense for the entire fiscal year.  There were no material changes in the assumptions used to compute compensation expense during the current quarter.

The Company granted 33,427 and 753,620 restricted stock units under the Walgreen Co. Restricted Stock Unit Award Program for the quarter and six month periods ended February 29, 2012, compared to 24,387 and 783,344 restricted stock units in the same periods last year.  Dividends issued under the program, paid in the form of additional restricted stock units, totaled 15,100 units for the quarter and 31,645 units for the six month period ended February 29, 2012 versus 7,684 units and 17,077 units in the same periods last year.  The Company also granted 44,327 and 773,999 performance shares under the Walgreen Co. Performance Share Program for the quarter and six month period ended February 29, 2012 versus 19,324 and 806,791 shares in the same periods last year.  In accordance with ASC Topic 718, compensation expense is recognized on a straight line basis based on a three year cliff vesting schedule for the Restricted Stock Unit Award Program and straight line over a three year performance period, based on performance targets, for the Performance Share Program.  For the quarter and six month period ended February 29, 2012, the Company recognized $3 million and $17 million of expense related to these plans, respectively.  In the same periods last year, the Company recognized $10 million and $20 million of expense.

Note 7.  Earnings Per Share

The dilutive effect of outstanding stock options on earnings per share is calculated using the treasury stock method.  Stock options are anti-dilutive and excluded from the earnings per share calculation if the exercise price exceeds the average market price of the common shares.  Outstanding options to purchase common shares that were anti-dilutive and excluded from the second quarter earnings per share calculation totaled 32,885,613 and 16,654,957 at February 29, 2012 and February 28, 2011, respectively.  Anti-dilutive shares excluded from the year to date earnings per share calculation were 33,057,591 and 27,166,789 in fiscal 2012 and 2011, respectively.

Note 8.  Short-Term Borrowings and Long-Term Debt

Short-term borrowings and long-term debt consist of the following at February 29, 2012, August 31, 2011 and February 28, 2011 (In millions):

	February 29, 2012	August 31, 2011	February 28, 2011
Short-Term Borrowings -
Current maturities of loans assumed through the purchase of land, buildings and equipment; various interest rates from 5.00% to 8.75%; various maturities from 2015 to 2035	$8	$8	$9
Other	4	5	4
Total short-term borrowings	$12	$13	$13

Long-Term Debt -
4.875% unsecured notes due 2013 net of unamortized discount and interest rate swap fair market value adjustment (see Note 10)	$1,320	$1,339	$1,338
5.250% unsecured notes due 2019 net of unamortized discount and interest rate swap fair market value adjustment (see Note 10)	1,015	1,011	996
Loans assumed through the purchase of land, buildings and equipment; various interest rates from 5.00% to 8.75%; various maturities from 2015 to 2035	54	54	55
	2,389	2,404	2,389
Less current maturities	(8)	(8)	(9)
Total-long term debt	$2,381	$2,396	$2,380

On July 17, 2008, the Company issued notes totaling $1.3 billion bearing an interest rate of 4.875% paid semiannually in arrears on February 1 and August 1 of each year, beginning on February 1, 2009. The notes will mature on August 1, 2013. The Company may redeem the notes, at any time in whole or from time to time in part, at its option at a redemption price equal to the greater of: (1) 100% of the principal amount of the notes to be redeemed; or (2) the sum of the present values of the remaining scheduled payments of principal and interest, discounted to the date of redemption on a semiannual basis at the Treasury Rate, plus 30 basis points, plus accrued interest on the notes to be redeemed to, but excluding, the date of redemption.  If a change of control triggering event occurs, unless the Company has exercised its option to redeem the notes, it will be required to offer to repurchase the notes at a purchase price equal to 101% of the principal amount of the notes plus accrued and unpaid interest to the date of redemption.  The notes are unsecured senior debt obligations and rank equally with all other unsecured senior indebtedness of the Company. The notes are not convertible or exchangeable.  Total issuance costs relating to this offering were $9 million, which included $8 million in underwriting fees.  The fair value of the notes as of February 29, 2012, August 31, 2011 and February 28, 2011 was $1,383 million, $1,403 million and $1,412 million, respectively.  Fair value for these notes was determined based upon quoted market prices.

On January 13, 2009, the Company issued notes totaling $1.0 billion bearing an interest rate of 5.250% paid semiannually in arrears on January 15 and July 15 of each year, beginning on July 15, 2009. The notes will mature on January 15, 2019. The Company may redeem the notes, at any time in whole or from time to time in part, at its option at a redemption price equal to the greater of: (1) 100% of the principal amount of the notes to be redeemed; or (2) the sum of the present values of the remaining scheduled payments of principal and interest, discounted to the date of redemption on a semiannual basis at the Treasury Rate, plus 45 basis points, plus accrued interest on the notes to be redeemed to, but excluding, the date of redemption.  If a change of control triggering event occurs, unless the Company has exercised its option to redeem the notes, it will be required to offer to repurchase the notes at a purchase price equal to 101% of the principal amount of the notes plus accrued and unpaid interest to the date of redemption.  The notes are unsecured senior debt obligations and rank equally with all other unsecured senior indebtedness of the Company. The notes are not convertible or exchangeable.  Total issuance costs relating to this offering were $8 million, which included $7 million in underwriting fees.  The fair value of the notes as of February 29, 2012, August 31, 2011 and February 28, 2011 was $1,118 million, $1,173 million and $1,087 million, respectively.  Fair value for these notes was determined based upon quoted market prices.

The Company has had no activity or outstanding balances in its commercial paper program since fiscal 2009.  In connection with the commercial paper program, the Company maintains two unsecured backup syndicated lines of credit that total $1.1 billion.  The first $500 million facility expires on July 20, 2015, and allows for the issuance of up to $250 million in letters of credit, which reduces the amount available for borrowing.  The second $600 million facility expires on August 13, 2012.  The Company’s ability to access these facilities is subject to compliance with the terms and conditions of the credit facilities, including financial covenants.  The covenants require the Company to maintain certain financial ratios related to minimum net worth and priority debt, along with limitations on the sale of assets and purchases of investments.  At February 29, 2012, the Company was in compliance with all such covenants.  The Company pays a facility fee to the financing banks to keep these lines of credit active.  At February 29, 2012, there were no letters of credit issued against these credit facilities and the Company does not anticipate any future letters of credit to be issued against these facilities.

Note 9.  Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill consist of the following activity (In millions):

Net book value – March 1, 2011
Goodwill	$1,926
Accumulated impairment losses	(28)
Total	1,898
Acquisitions	132
Other	(13)
Net book value – August 31, 2011	2,017
Acquisitions	37
Other	24
Net book value – February 29, 2012	$2,078

In fiscal 2012, the Company acquired Crescent Pharmacy Holdings, LLC, an infusion pharmacy business, for $75 million, net of assumed cash. In conjunction with the preliminary purchase accounting for this acquisition, the Company recorded $37 million of goodwill.  In June 2011, the Company completed its acquisition of drugstore.com, inc. for cash proceeds of $398 million including the assumption of $17 million of debt.  Based on preliminary purchase accounting, the acquisition added $156 million to goodwill and $160 million of intangible assets.  Other primarily represents immaterial purchase accounting adjustments for the Company’s acquisitions.

The carrying amount and accumulated amortization of intangible assets consists of the following (In millions):

	February 29, 2012	August 31, 2011	February 28, 2011
Gross Intangible Assets
Purchased prescription files	$901	$913	$795
Favorable lease interests	385	385	385
Purchasing and payer contracts	308	308	303
Non-compete agreements	110	95	85
Trade names	188	71	44
Other amortizable intangible assets	4	4	5
Total gross intangible assets	1,896	1,776	1,617

Accumulated amortization
Purchased prescription files	(372)	(338)	(309)
Favorable lease interests	(94)	(76)	(58)
Purchasing and payer contracts	(106)	(94)	(81)
Non-compete agreements	(47)	(43)	(39)
Trade names	(22)	(11)	(7)
Other amortizable intangible assets	(2)	(2)	(2)
Total accumulated amortization	(643)	(564)	(496)
Total intangible assets, net	$1,253	$1,212	$1,121

Amortization expense for intangible assets was $121 million and $98 million for the six month periods ended February 29, 2012 and February 28, 2011, respectively.  The estimated annual amortization expense related to intangible assets is as follows (In millions):

2012	2013	2014	2015	2016
$236	$214	$181	$149	$111

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

In January 2010, the Company terminated its existing one-month future LIBOR swaps that converted all of its $1.3 billion of its 4.875% fixed rate debt to floating.  Upon termination, the Company received payment from its counterparty that consisted of accrued interest and an amount representing the fair value of the swaps.  The related fair value benefit attributed to the Company’s debt continues to amortize over the life of the debt, which matures on August 1, 2013.  The Company then entered into six-month LIBOR in arrears swaps with two counterparties for all of its $1.3 billion 4.875% fixed rate debt.

In May 2011, the Company entered into interest rate swaps with two counterparties converting $250 million of its 5.250% fixed rate notes to a floating interest rate based on the six-month LIBOR in arrears plus a constant spread.  Subsequent to the quarter-end, in March 2012, the Company entered into interest rate swaps with the same two counterparties converting an additional $250 million of its 5.250% fixed rate notes to a floating interest rate based on the one-month LIBOR in arrears plus a constant spread.  All swap termination dates coincide with the notes maturity date, January 15, 2019.

The notional amounts of derivative instruments outstanding as of February 29, 2012, August 31, 2011 and February 28, 2011 were as follows (In millions):

	February 29, 2012	August 31, 2011	February 28, 2011
Derivatives designated as hedges:
Interest rate swaps	$1,550	$1,550	$1,300

The changes in fair value of the notes attributable to the hedged risk are included in long-term debt on the Consolidated Condensed Balance Sheets (see Note 8) and amortized through maturity.  At February 29, 2012, August 31, 2011 and February 28, 2011, the Company had net unamortized fair value changes of $41 million, $57 million and $40 million, respectively.

The fair value and balance sheet presentation of derivative instruments at February 29, 2012, August 31, 2011 and February 28, 2011, were as follows (In millions):

	Location in Consolidated Condensed Balance Sheet	February 29, 2012	August 31, 2011	February 28, 2011
Asset derivatives designated as hedges:
Interest rate swaps	Other non-current assets	$55	$63	$38

Gains and losses relating to the ineffectiveness of the Company’s derivative instruments are recorded in interest expense on the Consolidated Condensed Statement of Earnings.  The amounts recorded for the quarter and six month periods ended February 29, 2012 were immaterial.  The prior year’s expense was $2 million in the quarter and six month periods.

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

Level 1 -	Quoted prices in active markets that are accessible at the measurement date for identical assets and liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.
Level 2 -	Observable inputs other than quoted prices in active markets.
Level 3 -	Unobservable inputs for which there is little or no market data available. The fair value hierarchy gives the lowest priority to Level 3 inputs.

Assets measured at fair value on a recurring basis were as follows (In millions):

	February 29, 2012	Level 1	Level 2	Level 3
Assets:
Money market funds	$764	$764	$-	$-
Interest rate swaps	55	-	55	-

	August 31, 2011	Level 1	Level 2	Level 3
Assets:
Money market funds	$1,239	$1,239	$-	$-
Interest rate swaps	63	-	63	-

	February 28, 2011	Level 1	Level 2	Level 3
Assets:
Money market funds	$1,138	$1,138	$-	$-
Interest rate swaps	38	-	38	-

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

Note 13.  Acquisitions

The aggregate purchase price of all business and intangible asset acquisitions was $204 million for the six months ended February 29, 2012 and includes primarily prescription files along with the purchase of Crescent Pharmacy Holdings, LLC, an infusion pharmacy business, for $75 million, net of assumed cash.  These acquisitions added $37 million to goodwill and $125 million to intangible assets, primarily prescription files.  The remaining fair value relates to immaterial amounts of tangible assets, less liabilities assumed.  Operating results of the businesses acquired have been included in the Consolidated Condensed Statements of Earnings from their respective acquisition dates forward.  Pro forma results of the Company, assuming all of the acquisitions had occurred at the beginning of each period presented, would not be materially different from the results reported.

Note 14.  Depreciation and Amortization

The Company has recorded the following depreciation and amortization expense in the Consolidated Condensed Statements of Earnings (In millions):

	Three Months Ended		Six Months Ended
	February 29, 2012	February 28, 2011	February 29, 2012	February 28, 2011
Depreciation expense	$204	$200	$406	$408
Intangible asset amortization	61	46	121	98
System development costs amortization	18	10	33	23
Total depreciation and amortization expense	$283	$256	$560	$529

Note 15.  Supplemental Cash Flow Disclosures

Cash interest paid for the six month period ended February 29, 2012 was $46 million compared to $42 million in the prior year’s six month period.  Cash paid for income taxes was $672 million and $634 million for the six months ended February 29, 2012 and February 28, 2011, respectively.  During the second quarter of fiscal 2012, the Company entered into a sale-leaseback transaction involving 14 retail locations.  Proceeds from the transaction are held in an escrow account to be used toward future real estate investments.

Note 16.  Recent Accounting Pronouncements

In August 2010, the Financial Accounting Standards Board (FASB) issued an exposure draft on lease accounting that would require entities to recognize assets and liabilities arising from lease contracts on the balance sheet.  The proposed exposure draft states that lessees and lessors should apply a “right-of-use model” in accounting for all leases.  Under the proposed model, lessees would recognize an asset for the right to use the leased asset, and a liability for the obligation to make rental payments over the lease term.  The lease term is defined as the longest possible term that is “more likely than not” to occur.  The accounting by a lessor would reflect its retained exposure to the risks or benefits of the underlying leased asset.  A lessor would recognize an asset representing its right to receive lease payments based on the expected term of the lease.  On the basis of feedback received from comment letters, roundtables, and outreach sessions, the FASB has made significant changes to the proposals in the exposure draft and therefore has decided to re-expose the revised exposure draft in the second half of calendar 2012.  The proposed standard, as currently drafted, will have a material impact on the Company’s reported results of operations and financial position.  The impact of this exposure draft is non-cash in nature and will not affect the Company’s cash position.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with the financial statements and the related notes included elsewhere herein and our consolidated financial statements, accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended August 31, 2011.   This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in forward-looking statements. Factors that might cause a difference include, but are not limited to, those discussed under “Cautionary Note Regarding Forward-Looking Statements” below and in Item 1A (Risk Factors) in our Annual Report on Form 10-K for the year ended August 31, 2011 and Item 1A (Risk Factors) within this report.

INTRODUCTION

Walgreens is principally a retail drugstore chain that sells prescription and non-prescription drugs and general merchandise.  General merchandise includes, among other things, household items, convenience and fresh foods, personal care, beauty care, photofinishing and candy.  Customers can have prescriptions filled in retail pharmacies as well as through the mail, and may also place orders by telephone and online.  At February 29, 2012, we operated 8,290 locations in 50 states, the District of Columbia, Guam and Puerto Rico.  Total locations do not include 363 Take Care Clinics that are operated primarily within other Walgreens locations.

	Number of Locations
Location Type	February 29, 2012	February 28, 2011
Drugstores	7,841	7,690
Worksite Health and Wellness Centers	354	367
Infusion and Respiratory Services Facilities	82	93
Specialty Pharmacies	11	9
Mail Service Facilities	2	2
Total	8,290	8,161

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

Following our June 21, 2011 announcement that contract renewal negotiations with pharmacy benefit manager Express Scripts, Inc. (Express Scripts) had been unsuccessful, Walgreens exited the Express Scripts pharmacy provider network as of January 1, 2012 and since that date, Express Scripts’ network no longer includes Walgreens more than 7,800 pharmacies nationwide.  Express Scripts, in its capacity as a pharmacy benefits manager, processed approximately 88 million prescriptions filled by Walgreens in fiscal 2011, representing approximately $5.3 billion of our fiscal 2011 net sales.  In the first four months of fiscal 2012 ending December 31, 2011, Express Scripts, in its capacity as a pharmacy benefits manager, processed approximately 29.4 million prescriptions filled by Walgreens.  In addition to the approximately $.02 net earnings per diluted share and $.07 net earnings per diluted share adverse impact in the first and second quarters of fiscal 2012, respectively, resulting from the loss of pharmacy sales from Express Scripts clients and the expenses related to our dispute with Express Scripts, this development is expected to adversely affect our net sales, net earnings and cash flows during the remainder of fiscal 2012 and subsequent periods.  We have sought, and continue to seek, to moderate the impact of this development on our consolidated financial results by seeking to retain business from Express Scripts’ clients (consistent with their contractual obligations to Express Scripts), expand our business with other payers and customers, and implement cost saving initiatives.  As of the date of this filing, we estimate that these efforts have resulted, based on our experience through the end of the fiscal quarter, in an annualized retention rate of approximately 15% of the prescriptions that we filled in fiscal 2011 that were processed by Express Scripts.  While we cannot predict what percentage of business we may retain or regain from these and other entities and groups that were Express Scripts’ clients in fiscal 2011 in any particular future period, over time, we believe that health plan sponsors, such as employers and others, will want to offer their beneficiaries pharmacy networks that include Walgreens.  We seek to offset approximately 50 percent of the estimated reduction in fiscal 2012 gross profit resulting from the loss of business from Express Scripts’ clients, primarily through implementation of plans designed to reduce our selling, general and administrative expenses and cost of goods sold.  We expect a substantial majority of these reductions to be realized in the second half of fiscal 2012.  We also expect that this development will have an adverse effect on our net earnings per diluted share in each of the remaining quarters of fiscal 2012 that is generally comparable to that experienced in the second fiscal quarter, taking into account our cost savings initiatives and our business growth initiatives relating to our Express Scripts transition.   See “Cautionary Note Regarding Forward-Looking Statements.”

Additionally, Express Scripts and Medco Health Solutions, Inc. (Medco), another large pharmacy benefit manager, announced in July 2011 an agreement to merge, completion of which is subject to regulatory and other conditions.  We have an ongoing contract with Medco in place to serve its clients.  However, such agreement is terminable by either party on relatively short notice.  We filled approximately 125 million Medco prescriptions in 2011 representing approximately $7.1 billion of our fiscal 2011 net sales, and estimate that we are on a pace as of the end of this fiscal quarter which, if continued, would result in us filling approximately 108 million Medco prescriptions in calendar 2012.  Our current estimate is that as of January 1, 2013, approximately 40% of our 2011 prescription volume related to Medco customers will have migrated to other PBMs and health plan arrangements that include Walgreens as an authorized pharmacy, including significant clients such as United Healthcare Services, Inc.  As a result of this client migration, we expect that the remaining number of Medco prescriptions potentially available to be filled by us will be substantially reduced as of the beginning of calendar 2013.  The number of potentially available Medco prescriptions is expected to further change after the current PBM selling season is complete.  The relative significance and impact of the Express Scripts/Medco merger to Walgreens ultimately will depend on a number of factors, including the timing and scope of any actions by Express Scripts/Medco and our response, decisions in the marketplace by Express Scripts/Medco clients with respect to their PBM relationships and their health plans, the number of direct contracting relationships we establish, and other actions by us such as initiatives seeking to align our costs with anticipated business levels.  If the merger is consummated and Express Scripts/Medco were to terminate our agreement with them or seek to change the terms or financial arrangements relating to our participation in their network, our business, financial condition and results of operations could be adversely affected.  See “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” below.

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

RESTRUCTURING CHARGES

In 2008, we announced a series of strategic initiatives, approved by the Board of Directors, to enhance shareholder value.  One of these initiatives was a program known as “Rewiring for Growth,” which was designed to reduce cost and improve productivity through strategic sourcing of indirect spend, reducing corporate overhead and work throughout our stores, rationalization of inventory categories, and realignment of pharmacy operations.  These initiatives were completed in the fourth quarter of fiscal 2011.

We recorded $6 million of pre-tax charges in selling, general and administrative expenses in the second quarter of fiscal 2011 associated with our Rewiring for Growth program and $13 million for the six month period ended February 28, 2011.  In addition, as a part of our restructuring efforts, we sold an incremental amount of inventory below traditional retail prices.  The dilutive effect of these sales on gross profit for the six month period ended February 28, 2011 was $1 million, all of which was recorded in the first quarter of fiscal 2011.

We realized total savings related to Rewiring for Growth of approximately $1.1 billion in fiscal 2011 compared to our base year of fiscal 2008.  Selling, general and administrative expenses realized total savings of $953 million, while cost of sales benefited by approximately $122 million.  The savings were primarily the result of reduced store labor and personnel and expense reductions.

Additionally, as a part of our Customer Centric Retailing (CCR) initiative, we have modified the store format to enhance category layouts and adjacencies, shelf heights and sight lines, and brand and private brand assortments, all of which are designed to positively impact the shopper experience and increase customer frequency and purchase size.  This initiative was completed in the first quarter of fiscal 2012.  In total, we converted 5,843 stores and opened 559 new stores with the CCR format.  In the first quarter of fiscal 2012, we incurred $33 million in total program costs, of which $15 million was included in selling, general and administrative expenses and $18 million in capital costs.  In the second quarter of fiscal 2011, we incurred $7 million in total program costs, of which $4 million was included in selling, general and administrative expenses and $3 million in capital costs.  In the prior year’s six month period, the Company incurred $17 million in total program costs, of which $10 million was included in selling, general and administrative expenses and $7 million in capital costs.

OPERATING STATISTICS

	Percentage Increases/(Decreases)
	Three Months Ended		Six Months Ended
	February 29, 2012	February 28, 2011	February 29, 2012	February 28, 2011
Net Sales	0.8	8.9	2.7	7.5
Net Earnings	(7.7)	10.4	(6.3)	13.9
Comparable Drugstore Sales	(1.5)	4.1	0.4	2.4
Prescription Sales	(1.7)	7.7	1.3	6.5
Comparable Drugstore Prescription Sales	(3.9)	3.9	(0.7)	2.4
Front-End Sales	5.0	11.0	5.2	9.2
Comparable Drugstore Front-End Sales	2.1	4.3	2.2	2.4
Gross Profit	1.2	8.7	2.2	8.8
Selling, General and Administrative Expenses	4.0	8.0	4.5	7.5

	Percent to Net Sales
	Three Months Ended		Six Months Ended
	February 29, 2012	February 28, 2011	February 29, 2012	February 28, 2011
Gross Margin	28.9	28.8	28.5	28.6
Selling, General and Administrative Expenses	23.0	22.3	23.1	22.6

	Other Statistics
	Three Months Ended		Six Months Ended
	February 29, 2012	February 28, 2011	February 29, 2012	February 28, 2011
Prescription Sales as a % of Net Sales	61.0	62.6	63.2	64.1
Third Party Sales as a % of Total Prescription Sales	95.7	95.5	95.7	95.4
Number of Prescriptions (in millions)	167	181	346	362
Comparable Prescription % Increase/(Decrease)	(8.7)	3.2	(5.4)	2.0
30 Day Equivalent Prescriptions (in millions) *	196	205	404	407
Comparable 30 Day Equivalent Prescription % Increase/(Decrease) *	(4.9)	4.5	(1.6)	3.3
Total Number of Locations			8,290	8,161

* Includes the adjustment to convert prescriptions greater than 84 days to the equivalent of three 30-day prescriptions. This adjustment reflects the fact that these prescriptions include approximately three times the amount of product days supplied compared to a normal prescription.

RESULTS OF OPERATIONS

Net earnings for the quarter ended February 29, 2012 were $683 million or $.78 per diluted share.  This was a 7.7% decrease in net earnings over the same quarter last year.  The net earnings decrease in the quarter was primarily attributable to lower sales growth and higher selling, general and administrative expenses as a percentage of sales.  Operations at drugstore.com, including costs associated with the acquisition and integration, reported a pre-tax loss of $9 million, $6 million after tax.  Prior year earnings included pre-tax Rewiring for Growth expenses of $6 million, $4 million after tax.

For the six month period ended February 29, 2012, net earnings decreased 6.3% to $1,237 million or $1.41 per diluted share.  The net earnings decrease for the six month period was primarily attributable to lower sales growth, lower margins and higher selling, general and administrative expenses as a percentage of sales.  Operations at drugstore.com, including costs associated with the acquisition and integration, reported a pre-tax loss of $20 million, $13 million after tax, or $.01 per diluted share.  Prior year earnings included pre-tax Rewiring for Growth expenses of $14 million, $9 million after tax, or $.01 per diluted share ($13 million of restructuring and restructuring related expenses and $1 million in margin dilution).

Net sales for the quarter ended February 29, 2012 increased by 0.8% to $18.7 billion.  For the six month period ended February 29, 2012, net sales increased 2.7% to $36.8 billion.  The acquisition of drugstore.com increased total sales by 0.8% in the current quarter and six month periods.  Year to date drugstore sales increases resulted from sales gains in existing stores and added sales from new stores, each of which include an indeterminate amount of market-driven price changes.  Partially offsetting drugstore sales gains was our strategic decision to no longer be a part of the Express Scripts pharmacy provider network.  Sales in comparable drugstores were down 1.5% in the quarter, but increased 0.4% for the six month period ended February 29, 2012.  Comparable drugstores are defined as those that have been open for at least twelve consecutive months without closure for seven or more consecutive days and without a major remodel or a natural disaster in the past twelve months.  Relocated and acquired stores are not included as comparable stores for the first twelve months after the relocation or acquisition.  We operated 8,290 locations (7,841 drugstores) as of February 29, 2012, compared to 8,161 locations (7,690 drugstores) a year earlier.

Prescription sales decreased by 1.7% in the quarter and increased by 1.3% for the first six months and represented 61.0% and 63.2% of total sales, respectively.  In the prior year, prescription sales increased 7.7% in the quarter and 6.5% year to date and represented 62.6% and 64.1% of total net sales.  Comparable drugstore prescription sales decreased 3.9% in the current quarter and 0.7% for the six month period.  The effect of generic drugs, which have a lower retail price, replacing brand name drugs reduced prescription sales by 2.1% in the current quarter and 2.0% for the first six months versus 2.8% and 2.9% in the same periods last year.  The effect of generics on total net sales was a reduction of 1.1% in the current quarter and year to date compared to 1.6% and 1.7% in the quarter and six month periods last year.  Prescription sales also were negatively impacted by our strategic decision to no longer be a part of the Express Scripts pharmacy provider network.  With new generic drug introductions, we expect to see an increased effect of generics on total net sales in the second half of fiscal 2012.  Third party sales, where reimbursement is received from managed care organizations, the government, employers or private insurers, were 95.7% of prescription sales for the quarter and the first six months compared to 95.5% for the quarter and 95.4% for the first six months last year.  We receive market driven reimbursements from third party payers, a number of which typically reset in January.  The total number of prescriptions filled for the current quarter (including immunizations) was approximately 167 million compared to 181 million for the same period last year.  Prescriptions adjusted to 30 day equivalents were 196 million in the current quarter versus 205 million in last year’s quarter.

Front-end sales increased 5.0% for the current quarter and 5.2% for the first six months and were 39.0% and 36.8% of total net sales.  In comparison, prior year front end sales increased 11.0% and 9.2% and comprised 37.4% and 35.9% of total net sales.  The increase in the current quarter’s front-end sales is due in part to new store openings and improved sales dollars related to the non-prescription drugs, beauty, convenience and fresh foods, personal care and beer and wine categories.  These increases were partially offset by a decrease in the household items category.  Comparable drugstore front-end sales increased 2.1% for the current quarter and increased 2.2% year to date compared to the prior year, which increased 4.3% and 2.4% in the quarter and year to date periods, respectively.  The comparable front end sales increase in the quarter was primarily attributed to the beauty, beer and wine, convenience and fresh foods, personal care and seasonal categories.  These increases were partially offset by a decrease in the household items category.

Gross margin as a percent of sales was 28.9% in the current quarter and 28.5% for the first six months compared to 28.8% and 28.6% last year.  Front-end margins were higher compared to the prior year’s quarter and six month period.  Front-end gross margin percentages were positively impacted by the convenience and fresh foods, household items and personal care categories.  Retail pharmacy margins were flat in the quarter but down for the six month period. Lower market driven reimbursements continue to offset the positive effect of generic drug sales in the current quarter and six month periods.  New generic introductions, including generic Lipitor, are expected to positively contribute to pharmacy gross margins in the second half of fiscal 2012.  Non-retail business and a higher provision for LIFO also negatively impacted margins in the current quarter and six month periods.

Gross profit dollars increased 1.2% over the prior year’s quarter and 2.2% over the prior year’s six month period.  The increases are attributed to increased sales volumes over the prior year.  For the six month period, increased sales volumes were partially offset by lower retail pharmacy margins.

We use the LIFO method of inventory valuation, which can only be determined annually when inflation rates and inventory levels are finalized; therefore, LIFO inventory costs for the interim financial statements are estimated.  Cost of sales included a LIFO provision of $72 million and $117 million for the quarter and six month period ended February 29, 2012 versus $56 million and $98 million a year ago.  In the current quarter, our estimated annual inflation rate increased from 2.0% to 2.5% primarily due to higher than anticipated prescription drug inflation.  The prior year’s estimated annual inflation rate was 2.25%.

Selling, general and administrative expenses as a percentage of sales were 23.0% for the second quarter and 23.1% for the first six months compared to 22.3% and 22.6% a year ago.  As a percentage of sales, expenses in the current quarter were higher primarily due to drugstore.com expenses including costs associated with the acquisition and integration, store labor expense, investments in strategic initiatives and capabilities as well as costs associated with our strategic decision to no longer be part of the Express Scripts pharmacy provider network and higher occupancy expenses.  Expenses for the six month period as a percentage of sales were higher primarily due to drugstore.com expenses including costs associated with the acquisition and integration, investments in strategic initiatives and capabilities as well as costs associated with our strategic decision to no longer be part of the Express Scripts pharmacy provider network.  These costs were partially offset by reduced store labor expense as a percentage of sales.

Selling, general and administrative expense dollars increased $167 million or 4.0% over the prior year’s quarter and $367 million or 4.5% over the prior year’s six month period.  The current quarter’s growth includes 1.8% of new store expenses, 1.4% of comparable store and headquarters expenses and 0.8% of drugstore.com operating and integration costs.  Growth for the six month period ended February 29, 2012 includes 1.9% of new store costs, 1.8% of comparable store and headquarters expenses and 0.8% of drugstore.com operating and integration costs.

Interest was a net expense of $17 million in the quarter and $34 million year to date compared to $18 million and $38 million for the prior quarter and year to date, respectively.  The decrease in interest expense for the three and six month periods is primarily attributed to the additional $250 million in interest rate swaps that were entered into in May 2011 and reduced interest rates associated with our fixed to variable interest rate swaps.  The current and prior year’s interest expense is net of $2 million in the current quarter and $5 million year to date, which was capitalized to construction projects.

The effective tax rate was 37.3% compared to 37.8% in the prior year’s quarter.  For the six month period, the effective tax rate was 37.3% compared to 37.5% in the prior year.  The decrease in the current year’s effective tax rate, as compared to last year’s rate is primarily attributed to higher favorable discrete items in the prior year and a change in earnings mix from higher to lower tax rate jurisdictions.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $1,084 million at February 29, 2012, compared to $2,243 million at February 28, 2011.  Short-term investment objectives are to minimize risk, maintain liquidity and maximize after-tax yields.  To attain these objectives, investment limits are placed on the amount, type and issuer of securities.  Investments are principally in U.S. Treasury market funds.

On October 14, 2009, our Board of Directors approved a long-term capital policy: to maintain a strong balance sheet and financial flexibility; reinvest in our core strategies; invest in strategic opportunities that reinforce our core strategies and meet return requirements; and return surplus cash flow to shareholders in the form of dividends and share repurchases over the long term.

Net cash provided by operating activities for the six months ended February 29, 2012 was $1,816 million compared to $2,051 million a year ago.  When compared to the prior year, cash from operating activities decreased primarily as a result of lower net earnings and changes in working capital balances.  For the six months ended February 29, 2012, working capital was a use of cash of $107 million as compared to the prior year where working capital used $48 million of cash.  Cash provided by operations is the principal source of funds for expansion, acquisitions, remodeling programs, dividends to shareholders and stock repurchases.

Net cash used for investing activities was $951 million for the six months ended February 29, 2012 compared to $613 million a year ago.  Additions to property and equipment were $723 million compared to $469 million last year due to increased investments in existing stores.  During the first six months, we added a total of 139 locations (80 net) compared to 181 last year (115 net).  There were 20 owned locations added during the first six months and 41 under construction at February 29, 2012 versus 39 owned locations added and 53 under construction last year.

	Drugstores	Worksite Health and Wellness Centers	Infusion and Respiratory Services Facilities	Specialty Pharmacies	Mail Service Facilities	Total
August 31, 2011	7,761	355	83	9	2	8,210
New/Relocated	98	18	3	1	-	120
Acquired	8	-	10	1	-	19
Closed/Replaced	(26)	(19)	(14)	-	-	(59)
February 29, 2012	7,841	354	82	11	2	8,290

Business acquisitions this year were $204 million versus $141 million in the prior year.  Business acquisitions in the current year includes primarily prescription files along with the purchase of Crescent Pharmacy Holdings, LLC, an infusion pharmacy business, for $75 million, net of assumed cash.  The prior year acquisitions included the purchase of $29 million of infusion and respiratory services assets with the remaining balances relating primarily to the purchase of prescription files.  Additionally, in the current year, we paid $45 million to Catalyst Health Solutions, Inc. which was the result of a working capital adjustment in accordance with the June 2011 sales agreement of our pharmacy benefit management business, Walgreens Health Initiatives, Inc.

Capital expenditures for fiscal 2012 are expected to be approximately $1.4 billion, excluding business acquisitions, joint ventures and prescription file purchases.  We expect new drugstore organic growth of approximately 2.0 to 2.5 percent in fiscal 2012.  In the first six months, we added a total of 139 locations, of which 106 were new, relocated or acquired drugstores. We are continuing to relocate stores to more convenient and profitable freestanding locations.

Net cash used for financing activities was $1,337 million compared to the prior year’s net cash use of $1,075 million. We repurchased shares totaling $1,015 million in the current year, $975 million in conjunction with our share buyback programs and $40 million to support the needs of the employee stock plans.  In the prior year, we repurchased shares totaling $890 million, $810 million in conjunction with our share buyback programs and $80 million to support the needs of the employee stock plans.  We had proceeds related to employee stock plans of $85 million during the first six months of fiscal 2012 versus $123 million for the same period last year.  Cash dividends paid were $398 million during the first six months of fiscal 2012, versus $328 million for the same period a year ago.

In connection with our capital policy, our Board of Directors has authorized several share repurchase programs and set a long-term dividend payout ratio target between 30 and 35 percent of net earnings.  The 2009 and 2011 stock repurchase programs, which were both completed in fiscal 2011, allowed for the repurchase of up to $2.0 billion and $1.0 billion of the Company’s common stock, respectively.  Additionally, on July 13, 2011, our Board of Directors authorized the 2012 stock repurchase program, which allows for the repurchase of up to $2.0 billion of the Company’s common stock prior to its expiration on December 31, 2015.  Activity related to these programs was as follows (in millions):

	Six Months Ended
	February 29, 2012	February 28, 2011
2009 stock repurchase program	$-	$360
2011 stock repurchase program	-	450
2012 stock repurchase program	975	-
	$975	$810

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

We had no commercial paper outstanding at February 29, 2012.  In connection with our commercial paper program, we maintain two unsecured backup syndicated lines of credit that total $1.1 billion.  The first $500 million facility expires on July 20, 2015, and allows for the issuance of up to $250 million in letters of credit, which reduce the amount available for borrowing.  The second $600 million facility expires on August 12, 2012.  We intend to replace this facility with a new multi-year facility of similar size prior to its expiration.  Our ability to access these facilities is subject to our compliance with the terms and conditions of the credit facility, including financial covenants.  The covenants require us to maintain certain financial ratios related to minimum net worth and priority debt, along with limitations on the sale of assets and purchases of investments.  At February 29, 2012, we were in compliance with all such covenants.  The Company pays a facility fee to the financing banks to keep these lines of credit active.  At February 29, 2012, there were no letters of credit issued against these facilities and we do not anticipate any future letters of credit to be issued against these facilities.

Our current credit ratings are as follows:

Rating Agency	Long-Term Debt Rating	Commercial Paper Rating	Outlook
Moody's	A2	P-1	Ratings under review
Standard & Poor's	A	A-1	Negative

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

At February 29, 2012, letters of credit issued to support purchase obligations and commitments (as reflected on the Contractual Obligations and Commitments table) were as follows (In millions):

Inventory purchase obligations	$32
Insurance	38
Real estate development and other	16
Total	$86

In addition to issued letters of credit, we held $191 million of restricted cash to support certain insurance obligations at February 29, 2012.  Restricted cash is recorded within other non-current assets within the Consolidated Condensed Balance Sheets.

We have no off-balance sheet arrangements other than those disclosed on the Contractual Obligations and Commitments table.  Both on-balance sheet and off-balance sheet financing alternatives are considered when pursuing our capital structure and capital allocation objectives.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The following table lists our contractual obligations and commitments as of February 29, 2012:

	Payments Due by Period (In millions)
	Total	Less than 1 Year	1-3 Years	3-5 Years	Over 5 Years
Operating leases (1)	$35,700	$2,372	$4,720	$4,499	$24,109
Purchase obligations (2):
Open inventory purchase orders	1,718	1,718	-	-	-
Real estate development	229	168	50	11	-
Other corporate obligations	592	362	124	85	21
Long-term debt*(3)	2,353	8	1,312	7	1,026
Interest payment on long-term debt	523	116	168	105	134
Insurance*	637	262	182	89	104
Retiree health*	421	12	27	34	348
Closed location obligations*	131	28	35	22	46
Capital lease obligations *(1)	108	5	10	8	85
Other long-term liabilities reflected on the balance sheet*(4)	960	75	195	144	546
Total	$43,372	$5,126	$6,823	$5,004	$26,419
* Recorded on balance sheet.

(1)
Amounts for operating leases and capital leases do not include certain operating expenses under the leases such as common area maintenance, insurance and real estate taxes.  These expenses for the Company's most recent fiscal year were $404 million.

(2)	The purchase obligations include agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including open purchase orders.
(3)	Total long-term debt on the Consolidated Condensed Balance Sheet includes a $41 million fair market value adjustment and $5 million of unamortized discount.
(4)	Includes $115 million ($52 million due in 1-3 years, $42 million due in 3-5 years and $21 million due in over 5 years) of unrecognized tax benefits recorded under ASC Topic 740 Income Taxes.

The expected timing of payments of the obligations above is estimated based on current information. Timing of payments and actual amounts paid may be different, depending on the time of receipt of goods or services, or changes to agreed-upon amounts for some obligations.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to use judgment in the application of accounting policies, including making estimates and assumptions.  We base estimates on the information available to us at the time, our experience and on various other assumptions believed to be reasonable under the circumstances.  Adjustments may be made in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain.  Actual results may differ.  To the extent that the estimates used differ from actual results, however, adjustments to the statement of earnings and corresponding balance sheet accounts would be necessary.  These adjustments would be made in future statements.  For a discussion of the Company’s significant accounting policies, please see our Annual Report on Form 10-K for the fiscal year ended August 31, 2011.  Some of the more significant estimates include goodwill and other intangible asset impairment, allowance for doubtful accounts, vendor allowances, asset impairments, liability for closed locations, liability for insurance claims, cost of sales and income taxes.  We use the following methods to determine our estimates:

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

RECENT ACCOUNTING PRONOUNCEMENTS

In August 2010, the Financial Accounting Standards Board (FASB) issued an exposure draft on lease accounting that would require entities to recognize assets and liabilities arising from lease contracts on the balance sheet.  The proposed exposure draft states that lessees and lessors should apply a “right-of-use model” in accounting for all leases.  Under the proposed model, lessees would recognize an asset for the right to use the leased asset, and a liability for the obligation to make rental payments over the lease term.  The lease term is defined as the longest possible term that is “more likely than not” to occur.  The accounting by a lessor would reflect its retained exposure to the risks or benefits of the underlying leased asset.  A lessor would recognize an asset representing its right to receive lease payments based on the expected term of the lease.  On the basis of feedback received from comment letters, roundtables, and outreach sessions, the FASB has made significant changes to the proposals in the exposure draft and therefore has decided to re-expose the revised exposure draft in the second half of calendar 2012.  The proposed standard, as currently drafted, will have a material impact on the Company’s reported results of operations and financial position.  The impact of this exposure draft is non-cash in nature and will not affect the Company’s cash position.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report and other documents that we file or furnish with the Securities and Exchange Commission contain forward-looking statements that are based on current expectations, estimates, forecasts and projections about our future performance, our business, our beliefs and our management’s assumptions.  Statements that are not historical facts are forward-looking statements, including forward-looking information concerning expected prescription volume, retained Express Scripts and/or Medco business, estimates of the impact of developments on our earnings and earnings per share,  network participation, cost reduction initiatives, cough/cold and flu season, pharmacy sales trends, prescription margins, number and location of new store openings, vendor, payer and customer relationships and terms, possible new contracts or contract extensions, competition, economic and business conditions, outcomes of litigation and regulatory matters, the level of capital expenditures, industry trends, demographic trends, growth strategies, financial results, cost reduction initiatives, acquisition synergies, competitive strengths and changes in legislation or regulations.  Words such as “expect,” “likely,” “outlook,” “forecast,” “would,” “could,” “should,” “can,” “will,” “project,” “intend,” “plan,” “continue,” “sustain,” “on track,” “believe,” “seek,” “estimate,” “anticipate,” “may,” “possible,” “assume,” variations of such words and similar expressions are intended to identify such forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.   These forward-looking statements are not guarantees of future performance and involve risks, assumptions and uncertainties, including, but not limited to, those relating to changes in vendor, payer and customer relationships and terms, competition, changes in economic and business conditions generally or in the markets we serve, risks associated with new business initiatives and activities, the failure to obtain new contracts or extensions of existing contracts, the availability and cost of real estate and construction, risks associated with acquisitions and divestitures, the ability to realize anticipated results from capital expenditures and cost reduction initiatives, outcomes of legal and regulatory matters, changes in legislation or regulations or interpretations thereof, and those described in Item 1A “Risk Factors” in our Form 10-K for the fiscal year ended August 31, 2011, in Item 1A “Risk Factors” below in this Form 10-Q and in other reports that we file or furnish with the Securities and Exchange Commission.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those indicated or anticipated by such forward-looking statements.  Accordingly, you are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date they are made.  Except to the extent required by law, we do not undertake, and expressly disclaim, any duty or obligation to update publicly any forward-looking statement after the date the statement is made, whether as a result of new information, future events, changes in assumptions or otherwise.

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

In January 2010, we entered into two interest rate swap transactions converting our $1.3 billion 4.875% fixed rate notes to a floating interest rate tied to the six month LIBOR in arrears plus a constant spread.  In May 2011, we entered into two additional interest rate swap transactions converting $250 million of our 5.250% fixed rate notes to a floating interest rate tied to the six month LIBOR in arrears plus a constant spread.  These financial instruments are sensitive to changes in interest rates.  On February 29, 2012, we had $1.6 billion in long-term debt obligations that had floating interest rates.    A one percentage point increase or decrease in interest rates would increase or decrease the annual interest expense we recognize and the cash we pay for interest expense by approximately $16 million.  In March 2012, we entered into two additional interest rate swaps converting an additional $250 million of our 5.250% fixed rate notes to a floating interest rate based on the one-month LIBOR in arrears plus a constant spread.

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

Changes in Internal Control over Financial Reporting

In connection with the evaluation pursuant to Exchange Act Rule 13a-15(d) of the Company's internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) by the Company's management, including its CEO and CFO, no changes during the quarter ended February 29, 2012 were identified that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 1A.   Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended August 31, 2011 which could materially affect our business, financial condition or future results.  There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K, except that the fourth risk factor in our Form 10-K has been amended and restated as follows.

Consolidation in the healthcare industry, including the proposed Express Scripts-Medco merger, could adversely affect our business, financial condition and results of operations.

Many organizations in the healthcare industry, including pharmacy benefit managers, have consolidated in recent years to create larger healthcare enterprises with greater bargaining power, which has resulted in greater pricing pressures.  For example, two of the three largest pharmacy benefit managers, Medco Health Solutions, Inc. and Express Scripts, Inc., announced in July 2011 an agreement to merge, completion of which is subject to regulatory and other conditions.  If the proposed merger is completed, the resulting entity would be the largest pharmacy benefit manager in the United States.  Since January 1, 2012, we have not participated in the Express Scripts pharmacy provider network.  We currently have an agreement with Medco to participate in its pharmacy provider network and intend to honor that agreement.  However, such agreement is terminable by either party on relatively short notice.  There can be no assurance that we will continue to participate in any particular pharmacy benefit manager network in any particular future time period.  If Medco were to terminate our agreement with them or seek to change the terms or financial arrangements relating to our participation in their network, our business, financial condition and results of operations could be adversely affected.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.   If this consolidation trend continues, it could give the resulting enterprises even greater bargaining power, which may lead to further pressure on the prices for our products and services.  If these pressures result in reductions in our prices, our business will become less profitable unless we are able to achieve corresponding reductions in costs or develop profitable new revenue streams.  We expect that market demand, government regulation, third-party reimbursement policies, government contracting requirements, and societal pressures will continue to cause the healthcare industry to evolve, potentially resulting in further business consolidations and alliances among the industry participants we engage with, which may adversely impact our business, financial condition and results of operations.

Consolidation in the healthcare industry, including the proposed Express Scripts-Medco merger, could adversely affect our business, financial condition and results of operations.

Many organizations in the healthcare industry, including pharmacy benefit managers, have consolidated in recent years to create larger healthcare enterprises with greater market power, which has resulted in greater pricing pressures.  For example, two of the three largest pharmacy benefit managers, Medco Health Solutions, Inc. and Express Scripts, Inc., announced in July 2011 an agreement to merge, completion of which is subject to regulatory and other conditions.  If the proposed merger is completed, the resulting entity would be the largest pharmacy benefit manager in the United States.  Since January 1, 2012, we have not participated in the Express Scripts pharmacy provider network.  We currently have an agreement with Medco to participate in its pharmacy provider network and intend to honor that agreement.  However, such agreement is terminable by either party on relatively short notice.  There can be no assurance that we will continue to participate in any particular pharmacy benefit manager network in any particular future time period.  If Medco were to terminate our agreement with them or seek to change the terms or financial arrangements relating to our participation in their network, our business, financial condition and results of operations could be adversely affected.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.   If this consolidation trend continues, it could give the resulting enterprises even greater bargaining power, which may lead to further pressure on the prices for our products and services.  If these pressures result in reductions in our prices, our business will become less profitable unless we are able to achieve corresponding reductions in costs or develop profitable new revenue streams.  We expect that market demand, government regulation, third-party reimbursement policies, government contracting requirements, and societal pressures will continue to cause the healthcare industry to evolve, potentially resulting in further business consolidations and alliances among the industry participants we engage with, which may adversely impact our business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use Of Proceeds

(c)
The following table provides information about purchases by the Company during the quarter ended February 29, 2012 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act.  Subject to applicable law, share purchases may be made in open market transactions, privately negotiated transactions, or pursuant to instruments and plans complying with Rule 10b5-1.

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Program (2)
12/1/2011 – 12/31/2011	2,957,746	$33.83	2,955,535	$875,084,503
1/1/2012 - 1/31/2012	3,977,723	$33.57	2,979,741	$775,084,643
2/1/2012 - 2/29/2012	5,092,676	$34.22	5,091,375	$600,843,497
Total	12,028,145	$33.91	11,026,651

(1)
The Company purchased 1,001,494 shares of its common stock in open-market transactions to satisfy the requirements of the Company's employee stock purchase and option plans, as well as the Company's Nonemployee Director Stock Plan.

(2)
On July 13, 2011, the Board of Directors approved a new share repurchase program (2012 repurchase program) which allows for the repurchase of up to $2.0 billion of the Company’s common stock prior to its expiration on December 31, 2015.  The total remaining authorization under the 2012 repurchase program was $601 million as of February 29, 2012.

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

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time.

Exhibit No.	Description	SEC Document Reference
3.1	Amended and Restated Articles of Incorporation of Walgreen Co.	Incorporated by reference to Exhibit 3.1 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on January 19, 2011.

3.2	Amended and Restated By-Laws of Walgreen Co., as amended effective as of September 1, 2008.	Incorporated by reference to Exhibit 3.1 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on September 5, 2008

10.1*	Walgreen Co. 2011 Cash-Based Incentive Plan	Incorporated by reference to Exhibit 10.1 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on January 17, 2012

12	Computation of Ratio of Earnings to Fixed Charges.	Filed herewith.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.	Furnished herewith.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.	Furnished herewith.

101**
The following financial statements and footnotes from the Walgreen Co. Quarterly Report on Form 10-Q for the fiscal quarter ended February 29, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Condensed Balance Sheets; (ii) Consolidated Condensed Statement of Earnings; (iii) Consolidated Condensed Statement of Cash Flows; and (iv) the Notes to Consolidated Condensed Financial Statements.
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

WALGREEN CO.
(Registrant)

Dated: 3/28/12	/s/ W.D. Miquelon
W.D. Miquelon
Executive Vice President
(Chief Financial Officer)

Dated: 3/28/12	/s/ M.M. Scholz
M.M. Scholz
Senior Vice President, Controller
(Chief Accounting Officer)