Form 10-Q/A
period 2012-02-29
WALGREEN CO
filed 2012-03-29
CIK 104207

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

Explanatory Note

This Amendment No. 1 to our quarterly report on Form 10-Q for the quarterly period ended February 29, 2012 (the “10-Q Report”) is being filed solely to correct an inadvertent clerical error in Part II, Item 1A of the 10-Q Report.  This amendment does not otherwise update the disclosures set forth in the 10-Q Report as originally filed and does not reflect events occurring after the original filing of the 10-Q Report.

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

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time.

Exhibit No.	Description	SEC Document Reference
3.1	Amended and Restated Articles of Incorporation of Walgreen Co.	Incorporated by reference to Exhibit 3.1 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on January 19, 2011.

3.2	Amended and Restated By-Laws of Walgreen Co., as amended effective as of September 1, 2008.	Incorporated by reference to Exhibit 3.1 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on September 5, 2008

10.1*	Walgreen Co. 2011 Cash-Based Incentive Plan	Incorporated by reference to Exhibit 10.1 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on January 17, 2012

12	Computation of Ratio of Earnings to Fixed Charges.	Incorporated by reference to Exhibit 12 to Walgreen Co.’s Quarterly Report on Form 10-Q (File No. 1-00604) filed with the SEC on March 28, 2012

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.	Furnished herewith.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.	Furnished herewith.

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

WALGREEN CO.
(Registrant)

Dated: 3/29/12	/s/ W.D. Miquelon
W.D. Miquelon
Executive Vice President
(Chief Financial Officer)

Dated: 3/29/12	/s/ M.M. Scholz
M.M. Scholz
Senior Vice President, Controller
(Chief Accounting Officer)