Form 10-Q
period 2012-05-31
WALGREEN CO
filed 2012-07-05
CIK 104207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended May 31, 2012

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
Yes ☐ No ☑

The number of shares outstanding of the registrant's Common Stock, $.078125 par value, as of May 31, 2012 was 858,464,942.

WALGREEN CO.

FORM 10-Q FOR THE QUARTER ENDED MAY 31, 2012

TABLE OF CONTENTS

PART I.                      FINANCIAL INFORMATION

Item 1.	Consolidated Condensed Financial Statements (Unaudited)
	a)	Balance Sheets
	b)	Statements of Net Earnings
	c)	Statements of Cash Flows
	d)	Notes to Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosure about Market Risk
Item 4.	Controls and Procedures

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings
Item 1A.	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 6.	Exhibits

PART I. FINANCIAL INFORMATION

Item 1.  Consolidated Condensed Financial Statements (Unaudited)

WALGREEN CO. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(UNAUDITED)
(In millions, except per share amounts)

	May 31,	August 31,	May 31,
	2012	2011	2011
Assets
Current Assets:
Cash and cash equivalents	$1,995	$1,556	$2,652
Accounts receivable, net	2,294	2,497	2,598
Inventories	7,004	8,044	7,552
Other current assets	277	225	203
Total Current Assets	11,570	12,322	13,005
Non-Current Assets:
Property and equipment, at cost, less accumulated depreciation and amortization	11,790	11,526	11,130
Goodwill	2,168	2,017	1,898
Other non-current assets	1,671	1,589	1,283
Total Non-Current Assets	15,629	15,132	14,311
Total Assets	$27,199	$27,454	$27,316

Liabilities & Shareholders' Equity
Current Liabilities:
Short-term borrowings	$13	$13	$11
Trade accounts payable	4,433	4,810	5,015
Accrued expenses and other liabilities	2,851	3,075	2,809
Income taxes	204	185	83
Total Current Liabilities	7,501	8,083	7,918
Non-Current Liabilities:
Long-term debt	2,387	2,396	2,384
Deferred income taxes	368	343	419
Other non-current liabilities	1,903	1,785	1,872
Total Non-Current Liabilities	4,658	4,524	4,675
Commitments and Contingencies (see Note 12)
Shareholders' Equity:
Preferred stock $.0625 par value; authorized 32 million shares, none issued	-	-	-
Common stock $.078125 par value; authorized 3.2 billion shares; issued 1,025,400,000 at May 31, 2012, August 31, 2011 and May 31, 2011	80	80	80
Paid-in capital	881	834	741
Employee stock loan receivable	(32)	(34)	(46)
Retained earnings	20,064	18,877	18,289
Accumulated other comprehensive income (loss)	15	16	(22)
Treasury stock, at cost; 166,935,058 shares at May 31, 2012, 136,105,870 at August 31, 2011 and 119,981,154 at May 31, 2011	(5,968)	(4,926)	(4,319)
Total Shareholders' Equity	15,040	14,847	14,723
Total Liabilities & Shareholders' Equity	$27,199	$27,454	$27,316

The accompanying Notes to Consolidated Condensed Financial
Statements are an integral part of these Statements.

WALGREEN CO. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF NET EARNINGS
(UNAUDITED)
(In millions, except per share amounts)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2012	2011	2012	2011

Net sales	$17,752	$18,371	$54,560	$54,217
Cost of sales	12,738	13,217	39,053	38,794
Gross Profit	5,014	5,154	15,507	15,423

Selling, general and administrative expenses	4,141	4,203	12,629	12,324
Operating Income	873	951	2,878	3,099

Interest expense, net	17	18	51	56

Earnings Before Income Tax Provision	856	933	2,827	3,043
Income tax provision	319	330	1,053	1,121
Net Earnings	$537	$603	$1,774	$1,922

Net earnings per common share – basic	$.63	$.66	$2.04	$2.08
Net earnings per common share – diluted	$.62	$.65	$2.03	$2.07

Dividends declared	$.2250	$.1750	$.6750	$.5250

Average shares outstanding	859.8	911.3	869.6	922.2
Dilutive effect of stock options	5.4	10.9	5.4	6.8
Average diluted shares	865.2	922.2	875.0	929.0

The accompanying Notes to Consolidated Condensed Financial
Statements are an integral part of these Statements.

WALGREEN CO. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In millions)

	Nine Months Ended May 31,
	2012	2011

Cash Flows from Operating Activities:
Net earnings	$1,774	$1,922
Adjustments to reconcile net earnings to net cash provided by operating activities -
Depreciation and amortization	856	798
Deferred income taxes	92	136
Stock compensation expense	77	67
Other	27	39
Changes in operating assets and liabilities -
Accounts receivable, net	230	(114)
Inventories	1,106	(151)
Other current assets	33	(8)
Trade accounts payable	(389)	430
Accrued expenses and other liabilities	(248)	51
Income taxes	13	(29)
Other non-current assets and liabilities	92	140
Net cash provided by operating activities	3,663	3,281

Cash Flows from Investing Activities:
Additions to property and equipment	(1,102)	(699)
Proceeds from sale of assets	40	54
Business and intangible asset acquisitions, net of cash received	(421)	(182)
Payments made related to sale of business	(45)	-
Other	(22)	(17)
Net cash used for investing activities	(1,550)	(844)

Cash Flows from Financing Activities:
Stock purchases	(1,191)	(1,393)
Proceeds related to employee stock plans	120	203
Cash dividends paid	(593)	(488)
Other	(10)	13
Net cash used for financing activities	(1,674)	(1,665)

Changes in Cash and Cash Equivalents:
Net increase in cash and cash equivalents	439	772
Cash and cash equivalents at beginning of period	1,556	1,880
Cash and cash equivalents at end of period	$1,995	$2,652

The accompanying Notes to Consolidated Condensed Financial
Statements are an integral part of these Statements.

WALGREEN CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1.  Basis of Presentation

The consolidated condensed financial statements of Walgreen Co. and subsidiaries included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting.  The Consolidated Condensed Balance Sheets as of May 31, 2012, August 31, 2011 and May 31, 2011, the Consolidated Condensed Statements of Net Earnings for the three and nine months ended May 31, 2012 and 2011, and the Consolidated Condensed Statements of Cash Flows for the nine months ended May 31, 2012 and 2011, have been prepared without audit.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  These unaudited consolidated condensed financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2011.

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

In the third quarter and nine month periods of fiscal 2011, the Company recorded $10 million and $23 million, respectively, of pre-tax charges in selling, general and administrative expenses associated with the Rewiring for Growth program.

Additionally, as a part of the Company’s Customer Centric Retailing (CCR) initiative, it has modified the store format to enhance category layouts and adjacencies, shelf heights and sight lines, and brand and private brand assortments, all of which were designed to positively impact the shopper experience.  This initiative was completed in the first quarter of fiscal 2012.  In total, the Company converted 5,843 stores and opened 559 new stores with the CCR format.  In the first quarter of fiscal 2012, the Company incurred $33 million in total program costs, of which $15 million was included in selling, general and administrative expenses and $18 million in capital costs.  In the third quarter of fiscal 2011, the Company incurred $46 million in total program costs, of which $33 million was included in selling, general and administrative expenses and $13 million in capital costs.  In the prior year’s nine month period, the Company incurred $63 million in total program costs, of which $43 million was included in selling, general and administrative expenses and $20 million in capital costs.

Note 3.  Inventories

Inventories are valued on a lower of last-in, first-out (LIFO) cost or market basis.  At May 31, 2012, August 31, 2011 and May 31, 2011, inventories would have been greater by $1,764 million, $1,587 million and $1,527 million, respectively, if they had been valued on a lower of first-in, first-out (FIFO) cost or market basis.  LIFO inventory costs can only be determined annually when inflation rates and inventory levels are finalized; therefore, LIFO inventory costs for interim financial statements are estimated. Inventory includes product costs, inbound freight, warehousing costs and vendor allowances not classified as a reduction of advertising expense.

Note 4.  Liability for Closed Locations

The Company provides for future costs related to closed locations.  The liability is based on the present value of future rent obligations and other related costs (net of estimated sublease rent) to the first lease option date.  During the three and nine month periods ended May 31, 2012, the Company recorded charges of $7 million and $21 million for facilities that were closed or relocated under long-term leases.  This compares to $5 million and $42 million for the three and nine month periods ended May 31, 2011.  These charges are reported in selling, general and administrative expenses on the Consolidated Condensed Statements of Net Earnings.

The changes in reserve for facility closings and related lease termination charges include the following (In millions):

	May 31,	August 31,	May 31,
	2012	2011	2011
Balance – beginning of period	$145	$151	$151
Provision for present value of non-cancellable lease payments on closed facilities	5	49	38
Assumptions about future sublease income, terminations and changes in interest rates	(4)	(19)	(13)
Interest accretion	20	24	17
Cash payments, net of sublease income	(40)	(60)	(45)
Balance – end of period	$126	$145	$148

Note 5.  Retirement Benefits

The principal retirement plan for employees is the Walgreen Profit-Sharing Retirement Trust to which both the Company and participating employees contribute.  The Company's contribution, which has historically related to FIFO earnings before interest and taxes (EBIT) and a portion of which is in the form of a guaranteed match, is determined annually at the discretion of the Board of Directors.  The profit-sharing provision was $60 million for the quarter and $224 million for the nine month period of fiscal 2012 compared to $83 million and $271 million in the same periods last year.  The Company’s contributions, which are made annually in the second quarter, were $372 million in the current nine month period.  This compares to $322 million for the prior year.

The Company provides certain health insurance benefits for retired employees who meet eligibility requirements, including age, years of service and date of hire.  The costs of these benefits are accrued over the service life of the employee. The Company's postretirement health benefit plan is not funded.

Components of Net Periodic Benefit Costs (In millions):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2012	2011	2012	2011
Service cost	$4	$4	$10	$11
Interest cost	5	5	16	16
Amortization of actuarial loss	2	4	6	11
Amortization of prior service cost	(2)	(2)	(7)	(7)
Total postretirement benefit cost	$9	$11	$25	$31

Note 6.  Stock Compensation Plans

The Company granted 160,223 and 7,942,796 stock options under the Walgreen Co. Executive Stock Option Plan and the Walgreen Co. Stock Purchase/Option Plan (Share Walgreens) for the quarter and nine month periods ended May 31, 2012, respectively.  This compares to 334,344 and 8,632,845 stock options granted in the quarter and nine month periods ended under the plans last year.  Total stock-based compensation expense was $24 million for the quarter and $77 million for the nine month period ended May 31, 2012 compared to $21 million and $67 million for the same periods last year.  In accordance with Accounting Standards Codification (ASC) Topic 718 Compensation – Stock Compensation, compensation expense is recognized on a straight-line basis over the employee's vesting period or to the employee's retirement eligible date, if earlier.  Retiree eligible expenses recognized in the current quarter and nine month periods were $2 million and $6 million, respectively, compared to no fully recognized retiree eligible expense for the quarter and $5 million for the nine month periods ended May 31, 2011.  Compensation expense for the quarter and nine month periods may not be representative of compensation expense for the entire fiscal year.  There were no material changes in the assumptions used to compute compensation expense during the current quarter.

The Company granted 13,728 and 767,348 restricted stock units under the Walgreen Co. Restricted Stock Unit Award Program for the quarter and nine month periods ended May 31, 2012, compared to 51,238 and 834,582 restricted stock units in the same periods last year.  Dividends issued under the program, paid in the form of additional restricted stock units, totaled 16,259 units for the quarter and 47,904 units for the nine month period ended May 31, 2012 versus 7,542 units and 24,619 units in the same periods last year.  The Company also granted 10,867 and 784,866 performance shares under the Walgreen Co. Performance Share Program for the quarter and nine month periods ended May 31, 2012 versus 24,665 and 831,456 shares in the same periods last year.  In accordance with ASC Topic 718, compensation expense is recognized on a straight line basis based on a three year cliff vesting schedule for the Restricted Stock Unit Award Program and straight line over a three year performance period, based on performance targets, for the Performance Share Program.  For the quarter and nine month periods ended May 31, 2012, the Company recognized $8 million and $25 million of expense related to these plans, respectively.  In the same periods last year, the Company recognized $14 million and $34 million of expense.

Note 7.  Earnings Per Share

The dilutive effect of outstanding stock options on earnings per share is calculated using the treasury stock method.  Stock options are anti-dilutive and excluded from the earnings per share calculation if the exercise price exceeds the average market price of the common shares.  Outstanding options to purchase common shares that were anti-dilutive and excluded from the third quarter earnings per share calculation totaled 32,434,252 and 10,876,070 at May 31, 2012 and 2011, respectively.  Anti-dilutive shares excluded from the year to date earnings per share calculation were 32,849,811 and 25,196,994 in fiscal 2012 and 2011, respectively.

Note 8.  Short-Term Borrowings and Long-Term Debt

Short-term borrowings and long-term debt consist of the following at May 31, 2012, August 31, 2011 and May 31, 2011 (In millions):

	May 31, 2012	August 31, 2011	May 31, 2011
Short-Term Borrowings -
Current maturities of loans assumed through the purchase of land, buildings and equipment; various interest rates from 5.00% to 8.75%; various maturities from 2015 to 2035	$9	$8	$8
Other	4	5	3
Total short-term borrowings	$13	$13	$11

Long-Term Debt -
4.875% unsecured notes due 2013 net of unamortized discount and interest rate swap fair market value adjustment (see Note 10)	$1,316	$1,339	$1,341
5.250% unsecured notes due 2019 net of unamortized discount and interest rate swap fair market value adjustment (see Note 10)	1,028	1,011	997
Loans assumed through the purchase of land, buildings and equipment; various interest rates from 5.00% to 8.75%; various maturities from 2015 to 2035	52	54	54
	2,396	2,404	2,392
Less current maturities	(9)	(8)	(8)
Total-long term debt	$2,387	$2,396	$2,384

On July 17, 2008, the Company issued notes totaling $1.3 billion bearing an interest rate of 4.875% paid semiannually in arrears on February 1 and August 1 of each year, beginning on February 1, 2009. The notes will mature on August 1, 2013. The Company may redeem the notes, at any time in whole or from time to time in part, at its option at a redemption price equal to the greater of: (1) 100% of the principal amount of the notes to be redeemed; or (2) the sum of the present values of the remaining scheduled payments of principal and interest, discounted to the date of redemption on a semiannual basis at the Treasury Rate, plus 30 basis points, plus accrued interest on the notes to be redeemed to, but excluding, the date of redemption.  If a change of control triggering event occurs, unless the Company has exercised its option to redeem the notes, it will be required to offer to repurchase the notes at a purchase price equal to 101% of the principal amount of the notes plus accrued and unpaid interest to the date of redemption.  The notes are unsecured senior debt obligations and rank equally with all other unsecured senior indebtedness of the Company. The notes are not convertible or exchangeable.  Total issuance costs relating to this offering were $9 million, which included $8 million in underwriting fees.  The fair value of the notes as of May 31, 2012, August 31, 2011 and May 31, 2011 was $1,364 million, $1,403 million and $1,411 million, respectively.  Fair value for these notes was determined based upon quoted market prices.

On January 13, 2009, the Company issued notes totaling $1.0 billion bearing an interest rate of 5.250% paid semiannually in arrears on January 15 and July 15 of each year, beginning on July 15, 2009. The notes will mature on January 15, 2019. The Company may redeem the notes, at any time in whole or from time to time in part, at its option at a redemption price equal to the greater of: (1) 100% of the principal amount of the notes to be redeemed; or (2) the sum of the present values of the remaining scheduled payments of principal and interest, discounted to the date of redemption on a semiannual basis at the Treasury Rate, plus 45 basis points, plus accrued interest on the notes to be redeemed to, but excluding, the date of redemption.  If a change of control triggering event occurs, unless the Company has exercised its option to redeem the notes, it will be required to offer to repurchase the notes at a purchase price equal to 101% of the principal amount of the notes plus accrued and unpaid interest to the date of redemption.  The notes are unsecured senior debt obligations and rank equally with all other unsecured senior indebtedness of the Company. The notes are not convertible or exchangeable.  Total issuance costs relating to this offering were $8 million, which included $7 million in underwriting fees.  The fair value of the notes as of May 31, 2012, August 31, 2011 and May 31, 2011 was $1,184 million, $1,173 million and $1,124 million, respectively.  Fair value for these notes was determined based upon quoted market prices.

The Company has had no activity or outstanding balances in its commercial paper program since fiscal 2009.  In connection with the commercial paper program, the Company maintains two unsecured backup syndicated lines of credit that total $1.1 billion.  The first $500 million facility expires on July 20, 2015, and allows for the issuance of up to $250 million in letters of credit, which reduces the amount available for borrowing.  The second $600 million facility expires on August 13, 2012.  The Company’s ability to access these facilities is subject to compliance with the terms and conditions of the credit facilities, including financial covenants.  The covenants require the Company to maintain certain financial ratios related to minimum net worth and priority debt, along with limitations on the sale of assets and purchases of investments.  At May 31, 2012, the Company was in compliance with all such covenants.  The Company pays a facility fee to the financing banks to keep these lines of credit active.  At May 31, 2012, there were no letters of credit issued against these credit facilities and the Company does not anticipate any future letters of credit to be issued against these facilities.

Note 9.  Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill consist of the following activity (In millions):

Net book value – June 1, 2011
Goodwill	$1,926
Accumulated impairment losses	(28)
Total	1,898
Acquisitions	132
Other	(13)
Net book value – August 31, 2011	2,017
Acquisitions	127
Other	24
Net book value – May 31, 2012	$2,168

In May 2012, the Company completed its acquisition of certain assets of BioScrip, Inc.’s (BioScrip) community specialty pharmacies and centralized specialty and mail services pharmacy businesses for $144 million plus inventory.  The company recorded $92 million of goodwill and $50 million of intangible assets in conjunction with the preliminary purchase accounting for this acquisition.  Additionally, in February 2012, the Company acquired Crescent Pharmacy Holdings, LLC, an infusion pharmacy business, for $73 million, net of assumed cash.  In conjunction with the preliminary purchase accounting for this acquisition, the Company recorded $35 million of goodwill and $18 million of intangible assets.  In June 2011, the Company completed its acquisition of drugstore.com, inc. for cash proceeds of $398 million including the assumption of $17 million of debt.  The Company completed the purchase price allocation for drugstore.com in the third quarter.  The acquisition added $156 million to goodwill and $160 million of intangible assets.  Other primarily represents immaterial purchase accounting adjustments for the Company’s acquisitions.

The carrying amount and accumulated amortization of intangible assets consists of the following (In millions):

	May 31, 2012	August 31, 2011	May 31, 2011
Gross Intangible Assets
Purchased prescription files	$972	$913	$809
Favorable lease interests	390	385	386
Purchasing and payer contracts	308	308	303
Non-compete agreements	117	95	89
Trade names	188	71	44
Other amortizable intangible assets	4	4	4
Total gross intangible assets	1,979	1,776	1,635

Accumulated amortization
Purchased prescription files	(397)	(338)	(325)
Favorable lease interests	(104)	(76)	(67)
Purchasing and payer contracts	(112)	(94)	(88)
Non-compete agreements	(50)	(43)	(41)
Trade names	(26)	(11)	(9)
Other amortizable intangible assets	(2)	(2)	(2)
Total accumulated amortization	(691)	(564)	(532)
Total intangible assets, net	$1,288	$1,212	$1,103

Amortization expense for intangible assets was $185 million and $152 million for the nine month periods ended May 31, 2012 and 2011, respectively.  The estimated annual amortization expense related to intangible assets is as follows (In millions):

	2012	2013	2014	2015	2016
Estimated annual amortization expense:	$245	$232	$198	$167	$128

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

In January 2010, the Company terminated its existing one-month future LIBOR swaps that converted all $1.3 billion of its 4.875% fixed rate debt to floating.  Upon termination, the Company received payment from its counterparty that consisted of accrued interest and an amount representing the fair value of the swaps.  The related fair value benefit attributed to the Company’s debt continues to amortize over the life of the debt, which matures on August 1, 2013.  The Company then entered into six-month LIBOR in arrears swaps with two counterparties for all of its $1.3 billion 4.875% fixed rate debt.

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

The notional amounts of derivative instruments outstanding as of May 31, 2012, August 31, 2011 and May 31, 2011 were as follows (In millions):

	May 31, 2012	August 31, 2011	May 31, 2011
Derivatives designated as hedges:
Interest rate swaps	$1,800	$1,550	$1,550

The changes in fair value of the notes attributable to the hedged risk are included in long-term debt on the Consolidated Condensed Balance Sheets (see Note 8) and amortized through maturity.  At May 31, 2012, August 31, 2011 and May 31, 2011, the Company had net unamortized fair value changes of $48 million, $57 million and $45 million, respectively.

The fair value and balance sheet presentation of derivative instruments at May 31, 2012, August 31, 2011 and May 31, 2011, were as follows (In millions):

	Location in Consolidated Condensed Balance Sheet	May 31, 2012	August 31, 2011	May 31, 2011
Asset derivatives designated as hedges:
Interest rate swaps	Other non-current assets	$67	$63	$46

Gains and losses relating to the ineffectiveness of the Company’s derivative instruments are recorded in interest expense on the Consolidated Condensed Statement of Net Earnings.  The amounts recorded for the quarter and nine month periods ended May 31, 2012 was income of $1 million in each period.  In the prior year, the Company recorded income of $1 million for the quarter and expense of $1 million for the nine month period.

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

Level 1 -	Quoted prices in active markets that are accessible at the measurement date for identical assets and liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.
Level 2 -	Observable inputs other than quoted prices in active markets.
Level 3 -	Unobservable inputs for which there is little or no market data available. The fair value hierarchy gives the lowest priority to Level 3 inputs.

Assets measured at fair value on a recurring basis were as follows (In millions):

	May 31, 2012	Level 1	Level 2	Level 3
Assets:
Money market funds	$1,448	$1,448	$-	$-
Interest rate swaps	67	-	67	-

	August 31, 2011	Level 1	Level 2	Level 3
Assets:
Money market funds	$1,239	$1,239	$-	$-
Interest rate swaps	63	-	63	-

	May 31, 2011	Level 1	Level 2	Level 3
Assets:
Money market funds	$1,383	$1,383	$-	$-
Interest rate swaps	46	-	46	-

Interest rate swaps are valued using six-month and one-month LIBOR in arrears rates.  See Note 10 for additional disclosure regarding financial instruments.

Note 12.  Commitments and Contingencies

The Company is involved in legal proceedings, including the matter described below, and is subject to investigations, inspections, audits, inquiries and similar actions by governmental authorities, arising in the normal course of the Company’s business.  Litigation, in general, and securities and class action litigation, in particular, can be expensive and disruptive.  Some of these suits may purport or may be determined to be class actions and/or involve parties seeking large and/or indeterminate amounts, including punitive or exemplary damages, and may remain unresolved for several years.  The results of legal proceedings are often uncertain and difficult to predict, and the costs incurred in litigation can be substantial, regardless of the outcome.

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

On April 4, 2012, the federal Drug Enforcement Agency (DEA) served administrative inspection warrants on six Walgreen retail pharmacies in Florida and removed certain controlled substance prescription records and other related documents.  The DEA also served an inspection warrant and requested records from a Walgreens distribution center in Florida.  The Company is cooperating with the DEA and responding to its requests.

Note 13.  Acquisitions

The aggregate purchase price of all business and intangible asset acquisitions was $421 million for the nine months ended May 31, 2012 and includes prescription files and the purchase of certain assets from BioScrip’s community specialty pharmacies and centralized specialty and mail services pharmacy businesses for $144 million plus inventory.  The BioScrip acquisition added $92 million to goodwill and $50 million to intangible assets, primarily prescription files and payer contracts.  Additionally, the Company purchased Crescent Pharmacy Holdings, LLC (Crescent), an infusion pharmacy business, for $73 million, net of assumed cash.  The Crescent acquisition added $35 million to goodwill and $18 million to intangible assets, primarily payer contracts.  The remaining fair values on the above acquisitions relate to immaterial amounts of tangible assets, less liabilities assumed.  Operating results of the businesses acquired have been included in the Consolidated Condensed Statements of Net Earnings from their respective acquisition dates forward.  Pro forma results of the Company, assuming all of the acquisitions had occurred at the beginning of each period presented, would not be materially different from the results reported.

Note 14.  Depreciation and Amortization

The Company has recorded the following depreciation and amortization expense in the Consolidated Condensed Statements of Net Earnings (In millions):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2012	2011	2012	2011
Depreciation expense	$214	$194	$620	$602
Intangible asset amortization	64	54	185	152
System development costs amortization	18	21	51	44
Total depreciation and amortization expense	$296	$269	$856	$798

Note 15.  Supplemental Cash Flow Disclosures

Cash interest paid for each of the nine month periods ended May 31, 2012 and 2011 was $47 million.  Cash paid for income taxes was $927 million and $1,003 million for the nine months ended May 31, 2012 and 2011, respectively.  In the second quarter of fiscal 2012, the Company entered into a sale-leaseback transaction involving 14 retail locations.  Proceeds from the transaction are held in an escrow account to be used toward future real estate investments.

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

Note 17.  Subsequent Events

Alliance Boots Transaction.   On June 18, 2012, the Company, Alliance Boots GmbH (“Alliance Boots”) and AB Acquisitions Holdings Limited, a private limited liability company (the “Seller”) jointly controlled by affiliates of Stefano Pessina (“Mr. Pessina”) and Kohlberg Kravis Roberts & Co. L.P. (“KKR”), entered into a Purchase and Option Agreement (the “Purchase and Option Agreement”), pursuant to which the Company will, subject to the terms and conditions thereof, acquire 45% of the issued and outstanding share capital of Alliance Boots in exchange for $4.025 billion in cash (the “Cash Consideration”) and approximately 83.4 million shares of Company common stock (collectively, the “First Step Transaction”).  The Purchase and Option Agreement also provides that, subject to the terms and conditions thereof, the Company will have the right, but not the obligation, to acquire the remaining 55% interest in Alliance Boots (the “Call Option”) in exchange for £3.133 billion in cash, payable in British pounds sterling (approximately $4.9 billion based on exchange rates as of the date of the Purchase and Option Agreement), and 144.3 million shares of common stock, subject to certain specified adjustments (the “Second Step Transaction”).  The Call Option is exercisable by the Company, in its sole discretion, at any time during the period beginning 30 months after the closing of the First Step Transaction and ending on the third anniversary of the closing of the First Step Transaction.  At the closing of the First Step Transaction, the Company, Alliance Boots and the Seller will enter into a shareholders’ agreement regarding, among other things, the ongoing governance of Alliance Boots following the closing of the First Step Transaction, and the Company, KKR (and certain of its affiliates), Mr. Pessina (and certain of his affiliates) and other shareholders of the Seller receiving Walgreens common stock in the transaction will enter into a shareholders’ agreement regarding, among other things, certain rights and obligations of such persons as shareholders of the Company.  The Company plans to finance the Cash Consideration for the First Step Transaction using available cash and a $3.5 billion bridge loan facility, and to subsequently replace that facility with permanent financing consisting of short and intermediate-term debt in the first quarter of fiscal 2013.

The First Step Transaction is subject to customary conditions, including satisfaction of regulatory requirements.  The Company intends to account for its 45% investment in Alliance Boots using the equity method of accounting.  Investments accounted for under the equity method are recorded initially at cost and subsequently adjusted for the Company’s share of the net income or loss and cash contributions and distributions to or from these entities.  Because the Company's investment in Alliance Boots is denomoninated in a foreign currency, translation gains or losses are expected to impact the value of the investment.

USA Drug Transaction.   On July 5, 2012, the Company announced that it had entered into an agreement to purchase a regional drugstore chain in the mid-South region of the United States from Stephen L. LaFrance Holdings, Inc. and members of the LaFrance family for $438 million, subject to adjustment in certain circumstances (the USA Drug transaction). The transaction includes 144 stores currently operated under the USA Drug, Super D Drug, May’s, Med-X and Drug Warehouse names located in Arkansas, Kansas, Mississippi, Missouri, New Jersey, Oklahoma and Tennessee.  The acquisition also includes corporate offices, a distribution center located in Pine Bluff, Ark. and a wholesale and private brand business.  The transaction is subject to customary conditions, including satisfaction of regulatory requirements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with the financial statements and the related notes included elsewhere herein and our consolidated financial statements, accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended August 31, 2011.   This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in forward-looking statements. Factors that might cause a difference include, but are not limited to, those discussed under “Cautionary Note Regarding Forward-Looking Statements” below and in Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended August 31, 2011 and Item 1A “Risk Factors” in this report.

INTRODUCTION

Walgreens is principally a retail drugstore chain that sells prescription and non-prescription drugs and general merchandise.  General merchandise includes, among other things, household items, convenience and fresh foods, personal care, beauty care, photofinishing and candy.  Customers can have prescriptions filled in retail pharmacies as well as through the mail, and may also place orders by telephone and online.  At May 31, 2012, we operated 8,343 locations in 50 states, the District of Columbia, Guam and Puerto Rico.  Total locations do not include 363 Take Care Clinics that are operated primarily within other Walgreens locations.

	Number of Locations
Location Type	May 31, 2012	May 31, 2011
Drugstores	7,890	7,715
Worksite Health and Wellness Centers	362	362
Infusion and Respiratory Services Facilities	78	83
Specialty Pharmacies	11	9
Mail Service Facilities	2	2
Total	8,343	8,171

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

Following our June 21, 2011 announcement that contract renewal negotiations with pharmacy benefit manager Express Scripts, Inc. (Express Scripts) had been unsuccessful, Walgreens exited the Express Scripts pharmacy provider network as of January 1, 2012 and since that date, Express Scripts’ network no longer includes Walgreens more than 7,800 pharmacies nationwide.  Express Scripts, in its capacity as a pharmacy benefits manager, processed approximately 88 million prescriptions filled by Walgreens in fiscal 2011, representing approximately $5.3 billion of our fiscal 2011 net sales.  In the first four months of fiscal 2012 ending December 31, 2011, Express Scripts, in its capacity as a pharmacy benefits manager, processed approximately 29.4 million prescriptions filled by Walgreens.  In addition to the approximately $.02 net earnings per diluted share, $.07 net earnings per diluted share and $.06 net earnings per diluted share adverse impact in the first, second and third quarters of fiscal 2012, respectively, resulting from the loss of pharmacy sales from Express Scripts clients and the expenses related to our dispute with Express Scripts, this development is expected to adversely affect our net sales, net earnings and cash flows during the remainder of fiscal 2012 and subsequent periods.  We have sought, and continue to seek, to moderate the impact of this development on our consolidated financial results by seeking to retain business from Express Scripts’ clients (consistent with their contractual obligations to Express Scripts), expand our business with other payers and customers, and implement cost saving initiatives.  As of the date of this filing, we estimate that these efforts have resulted, based on our experience through the end of the third fiscal quarter, in an annualized retention rate of approximately 15% of the prescriptions that we filled in fiscal 2011 that were processed by Express Scripts.  While we cannot predict what percentage of business we may retain or regain from these and other entities and groups that were Express Scripts’ clients in fiscal 2011 in any particular future period, over time, we believe that health plan sponsors, such as employers and others, will want to offer their beneficiaries pharmacy networks that include Walgreens.  We seek to offset approximately 50 percent of the estimated reduction in fiscal 2012 gross profit resulting from the loss of business from Express Scripts’ clients, primarily through implementation of plans designed to reduce our selling, general and administrative expenses and cost of goods sold.  We expect a substantial majority of these reductions to be realized in the second half of fiscal 2012.  We also expect that this development will have an adverse effect on our net earnings per diluted share in the remaining quarter of fiscal 2012 that is generally comparable to that experienced in the second and third fiscal quarters, taking into account our cost savings initiatives and our business growth initiatives relating to our Express Scripts transition.  See “Cautionary Note Regarding Forward-Looking Statements.”

Additionally, on April 2, 2012, Express Scripts and Medco Health Solutions, Inc. (Medco), another large pharmacy benefit manager, completed the merger they announced in July 2011.  We have an ongoing contract with Medco in place to serve its clients.  However, such agreement is terminable by either party on relatively short notice.  We filled approximately 125 million Medco prescriptions in 2011 representing approximately $7.1 billion of our fiscal 2011 net sales, and estimate that we are on a pace as of the end of this fiscal quarter which, if continued, would result in us filling approximately 108 million Medco prescriptions in 2012.  Our current estimate is that as of January 1, 2013, approximately 40% of our 2011 prescription volume related to Medco customers will have migrated to other PBMs and health plan arrangements that include Walgreens as a network pharmacy, including significant clients such as United Healthcare Services, Inc.  As a result of this client migration, we expect that the remaining number of Medco prescriptions potentially available to be filled by us will be substantially reduced as of the beginning of calendar 2013.  The number of potentially available Medco prescriptions is expected to further change after the current PBM selling season is complete.  The relative significance and impact of the Express Scripts/Medco merger to Walgreens ultimately will depend on a number of factors, including the timing and scope of any actions by Express Scripts/Medco and our response, decisions in the marketplace by Express Scripts/Medco clients with respect to their PBM relationships and their health plans, the number of direct contracting relationships we establish, and other actions by us such as initiatives seeking to align our costs with anticipated business levels.  If Express Scripts/Medco were to terminate our agreement with them or seek to change the terms or financial arrangements relating to our participation in their network, our business, financial condition and results of operations could be adversely affected.  See “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” below.

To support our growth, we are investing in prime locations, technology and customer service initiatives along with reinvesting into our existing stores.  We seek to expand our business through retail organic growth.  We also complete strategic acquisitions and investments from time to time that meet our objectives; consideration is given to retail, health and well-being enterprises and other acquisitions and investments that provide unique opportunities and fit our business objectives, such as the pending Alliance Boots and USA Drug transactions described under “Recent Developments” below, our acquisition of drugstore.com, which enhanced our online presence, and the acquisition of certain assets of BioScrip, Inc.’s (BioScrip) community specialty pharmacies and centralized specialty and mail services pharmacy businesses which advances community pharmacy and brings additional specialty pharmacy products and services closer to patients. The BioScrip acquisition also is expected to help grow Walgreens centralized specialty and mail service pharmacy operations.

RECENT DEVELOPMENTS

Alliance Boots Transaction.   On June 18, 2012, the Company, Alliance Boots GmbH (“Alliance Boots”) and AB Acquisitions Holdings Limited, a private limited liability company (the “Seller”) jointly controlled by affiliates of Stefano Pessina (“Mr. Pessina”) and Kohlberg Kravis Roberts & Co. L.P. (“KKR”), entered into a Purchase and Option Agreement (the “Purchase and Option Agreement”), pursuant to which we will, subject to the terms and conditions thereof, acquire 45% of the issued and outstanding share capital of Alliance Boots in exchange for $4.025 billion in cash (the “Cash Consideration”), and approximately 83.4 million shares of Company common stock (collectively, the “First Step Transaction”).  The Purchase and Option Agreement also provides, subject to the terms and conditions thereof, that we will have the right, but not the obligation, to acquire the remaining 55% interest in Alliance Boots (the “Call Option”) in exchange for £3.133 billion in cash, payable in British pounds sterling (approximately $4.9 billion based on exchange rates as of the date of the Purchase and Option Agreement), and 144.3 million shares of common stock, with the amount and form of such consideration being subject to adjustment in certain circumstances (the “Second Step Transaction”) including if the volume weighted average price of our common stock is below $31.18 per share during a period shortly before the closing of the Second Step Transaction.  The Call Option is exercisable by us, in our sole discretion, at any time during the period beginning 30 months after the closing of the First Step Transaction and ending on the third anniversary of the closing of the First Step Transaction.  See “Liquidity and Capital Resources” below for a discussion of our anticipated financing of this transaction.

Alliance Boots is a leading international, pharmacy-led health and beauty retailing and pharmaceutical wholesaling and distribution business.  Together with its associates and joint ventures, Alliance Boots has pharmacy-led health and beauty retail businesses in 11 countries and operates more than 3,330 health and beauty retail stores, of which over 3,200 have a pharmacy.  In addition, Alliance Boots, together with its associates and joint ventures, has approximately 625 optical practices, approximately 185 of which operate on a franchise basis.  Its pharmaceutical wholesale businesses, including its associates and joint ventures, supply medicines, other healthcare products and related services to more than 170,000 pharmacies, doctors, health centers and hospitals from over 370 distribution centers in 21 countries.  Walgreens strategic transaction with Alliance Boots does not include the benefit of Alliance Boots minority interest in Galenica A.G., a Swiss healthcare group, one of its associate investments.

At the closing of the First Step Transaction, the Company, Alliance Boots and the Seller will enter into a shareholders’ agreement regarding, among other things, the ongoing governance of Alliance Boots following the closing of the First Step Transaction, and the Company, KKR (and certain of its affiliates), Mr. Pessina (and certain of his affiliates) and other shareholders of the Seller receiving Walgreens common stock in the transaction will enter into a shareholders’ agreement regarding, among other things, certain rights and obligations of such persons as shareholders of the Company.   Please refer to the Current Reports on Form 8-K we filed with the Securities and Exchange Commission on June 19, 2012 for more detailed information regarding this transaction and related matters.

The First Step Transaction is subject to customary conditions, including satisfaction of regulatory requirements, and is expected to close by September  1, 2012.  Following completion of the First Step Transaction, we intend to account for our investment in Alliance Boots using the equity method of accounting.  The transaction is expected to be accretive to our net earnings per diluted share in the first year following completion of the First Step Transaction by an estimated $0.23 to $0.27, giving effect to the issuance of 83.4 million shares in the First Step Transaction, assuming no share repurchases during such period and not including one-time transaction-related costs.  We estimate combined synergies across both companies to be between $100 million and $150 million in the first year following completion of the First Step Transaction and have a goal of $1 billion in annual combined company synergies by the end of 2016 assuming the Second Step Transaction is completed.  We also expect that completion of the First Step Transaction will marginally decrease our effective tax rate because Alliance Boots United Kingdom tax rate is expected to be lower than our U.S. tax rate.  See “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” below.

USA Drug Transaction.   On July 5, 2012, we announced that we entered into an agreement to purchase a regional drugstore chain in the mid-South region of the United States from Stephen L. LaFrance Holdings, Inc. and members of the LaFrance family for $438 million, subject to adjustment in certain circumstances (the USA Drug transaction). The transaction includes 144 stores currently operated under the USA Drug, Super D Drug, May’s, Med-X and Drug Warehouse names located in Arkansas, Kansas, Mississippi, Missouri, New Jersey, Oklahoma and Tennessee.  The acquisition also includes corporate offices, a distribution center located in Pine Bluff, Ark. and a wholesale and private brand business.  The transaction is subject to customary conditions, including satisfaction of regulatory requirements.

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

We recorded $10 million of pre-tax charges in selling, general and administrative expenses in the third quarter of fiscal 2011 associated with our Rewiring for Growth program and $23 million for the nine month period ended May 31, 2011.  In addition, as a part of our restructuring efforts, we sold an incremental amount of inventory below traditional retail prices.  The dilutive effect of these sales on gross profit for the three and nine month periods ended May 31, 2011 was $1 million and $2 million, respectively.

We realized total savings related to Rewiring for Growth of approximately $1.1 billion in fiscal 2011 compared to our base year of fiscal 2008.  Selling, general and administrative expenses realized total savings of $953 million, while cost of sales benefited by approximately $122 million.  The savings were primarily the result of reduced store labor and personnel and expense reductions.

Additionally, as a part of our Customer Centric Retailing (CCR) initiative, we have modified the store format to enhance category layouts and adjacencies, shelf heights and sight lines, and brand and private brand assortments, all of which were designed to positively impact the shopper experience.  This initiative was completed in the first quarter of fiscal 2012.  In total, we converted 5,843 stores and opened 559 new stores with the CCR format.  In the first quarter of fiscal 2012, we incurred $33 million in total program costs, of which $15 million was included in selling, general and administrative expenses and $18 million in capital costs.  In the third quarter of fiscal 2011, we incurred $46 million in total program costs, of which $33 million was included in selling, general and administrative expenses and $13 million in capital costs.  In the prior year’s nine month period, the Company incurred $63 million in total program costs, of which $43 million was included in selling, general and administrative expenses and $20 million in capital costs.

OPERATING STATISTICS

	Percentage Increases/(Decreases)
	Three Months Ended May 31,		Nine Months Ended May 31,
	2012	2011	2012	2011
Net Sales	(3.4)	6.8	0.6	7.3
Net Earnings	(10.8)	30.3	(7.7)	18.6
Comparable Drugstore Sales	(6.6)	4.1	(2.0)	3.0
Prescription Sales	(6.6)	6.4	(1.5)	6.5
Comparable Drugstore Prescription Sales	(9.9)	4.1	(3.8)	3.0
Front-End Sales	2.8	7.6	4.4	8.7
Comparable Drugstore Front-End Sales	(0.9)	3.9	1.2	2.9
Gross Profit	(2.7)	8.5	0.5	8.7
Selling, General and Administrative Expenses	(1.6)	7.2	2.5	7.4

	Percent to Net Sales
	Three Months Ended May 31,		Nine Months Ended May 31,
	2012	2011	2012	2011
Gross Margin	28.2	28.1	28.4	28.4
Selling, General and Administrative Expenses	23.3	22.9	23.1	22.7

	Other Statistics
	Three Months Ended May 31,		Nine Months Ended May 31,
	2012	2011	2012	2011
Prescription Sales as a % of Net Sales	62.9	65.1	63.1	64.5
Third Party Sales as a % of Total Prescription Sales	95.5	95.8	95.7	95.5
Number of Prescriptions (in millions)	162	183	508	545
Comparable Prescription % Increase/(Decrease)	(12.3)	2.2	(7.7)	2.0
30 Day Equivalent Prescriptions (in millions) *	192	210	596	617
Comparable 30 Day Equivalent Prescription % Increase/(Decrease) *	(9.1)	4.6	(4.1)	3.7
Total Number of Locations			8,343	8,171

* Includes the adjustment to convert prescriptions greater than 84 days to the equivalent of three 30-day prescriptions. This adjustment reflects the fact that these prescriptions include approximately three times the amount of product days supplied compared to a normal prescription.

RESULTS OF OPERATIONS

Net earnings for the quarter ended May 31, 2012 were $537 million or $.62 per diluted share.  This was a 10.8% decrease in net earnings over the same quarter last year.  The net earnings decrease in the quarter was primarily attributable to lower sales and higher selling, general and administrative expenses as a percentage of sales.  These decreases were partially offset by an increase in gross margins.  Operations at drugstore.com, including costs associated with the acquisition and integration, reported a pre-tax loss of $8 million, $5 million after tax or $.01 per diluted share.  The BioScrip asset acquisition was completed in May 2012 and had an immaterial effect on operations.  Prior year earnings included pre-tax Rewiring for Growth expenses of $11 million, $7 million after tax.

For the nine month period ended May 31, 2012, net earnings decreased 7.7% to $1,774 million or $2.03 per diluted share.  The net earnings decrease for the nine month period was primarily attributable to lower sales growth and higher selling, general and administrative expenses as a percentage of sales.  Operations at drugstore.com, including costs associated with the acquisition and integration, reported a pre-tax loss of $28 million, $18 million after tax, or $.02 per diluted share.  Prior year earnings included pre-tax Rewiring for Growth expenses of $25 million, $16 million after tax, or $.02 per diluted share ($23 million of restructuring and restructuring related expenses and $2 million in margin dilution).

Net sales for the quarter ended May 31, 2012 decreased by 3.4% to $17.8 billion.  For the nine month period ended May 31, 2012, net sales increased 0.6% to $54.6 billion.  The acquisition of drugstore.com increased total sales by 0.8% in the current quarter and nine month periods.  Year to date net sales were negatively impacted by our strategic decision to no longer be a part of the Express Scripts pharmacy provider network but partially offset by sales gains in existing stores and added sales from new stores, each of which include an indeterminate amount of market-driven price changes.  Sales in comparable drugstores were down 6.6% in the quarter and 2.0% for the nine month period ended May 31, 2012.  Comparable drugstores are defined as those that have been open for at least twelve consecutive months without closure for seven or more consecutive days and without a major remodel or a natural disaster in the past twelve months.  Relocated and acquired stores are not included as comparable stores for the first twelve months after the relocation or acquisition.  We operated 8,343 locations (7,890 drugstores) as of May 31, 2012, compared to 8,171 locations (7,715 drugstores) a year earlier.

Prescription sales decreased by 6.6% in the quarter and 1.5% for the first nine months and represented 62.9% and 63.1% of total sales, respectively.  In the prior year, prescription sales increased 6.4% in the quarter and 6.5% year to date and represented 65.1% and 64.5% of total net sales.  Comparable drugstore prescription sales decreased 9.9% in the current quarter and 3.8% for the nine month period.  Prescription sales were negatively impacted by our strategic decision to no longer be a part of the Express Scripts pharmacy provider network.  Additionally, the effect of generic drugs, which have a lower retail price, replacing brand name drugs reduced prescription sales by 3.2% in the current quarter and 2.4% for the first nine months versus 2.0% and 2.6% in the same periods last year.  The effect of generics on total net sales was a reduction of 1.7% in the current quarter and 1.3% year to date compared to 1.2% and 1.5% in the quarter and nine month periods last year.  New generic drug introductions have led to an increased effect of generics on total net sales during the quarter which is expected to continue for the remainder of fiscal 2012.  Third party sales, where reimbursement is received from managed care organizations, the government, employers or private insurers, were 95.5% of prescription sales for the quarter and 95.7% for the first nine months compared to 95.8% for the quarter and 95.5% for the first nine months last year.  We receive market driven reimbursements from third party payers, a number of which typically reset in January.  The total number of prescriptions filled for the current quarter (including immunizations) was approximately 162 million compared to 183 million for the same period last year.  Prescriptions adjusted to 30 day equivalents were 192 million in the current quarter versus 210 million in last year’s quarter.

Front-end sales increased 2.8% for the current quarter and 4.4% for the first nine months and were 37.1% and 36.9% of total net sales.  In comparison, prior year front end sales increased 7.6% and 8.7% and comprised 34.9% and 35.5% of total net sales.  The increase in the current quarter’s front-end sales is due in part to new store openings and improved sales dollars related to the non-prescription drugs, beer and wine, beauty, seasonal and photofinishing categories.  These increases were partially offset by a decrease in the household items and personal care categories.  Comparable drugstore front-end sales decreased 0.9% for the current quarter and increased 1.2% year to date compared to the prior year, which increased 3.9% and 2.9% in the quarter and year to date periods, respectively.  The comparable front end sales decrease in the quarter was primarily attributed to the household items, personal care and convenience and fresh foods categories.  The decrease was partially offset by improvements in the beer and wine, beauty and non-prescription drug categories.

Gross margin as a percent of sales was 28.2% in the current quarter and 28.4% for the first nine months compared to 28.1% and 28.4% last year.  Gross margin in the current quarter was positively impacted by higher retail pharmacy margins where the impact of new generics including the generic Lipitor, more than offset lower market driven reimbursements.  Front-end gross margin percentages were flat in the quarter.  Front end margins were positively impacted by the convenience and fresh foods, household items and non-prescription drug categories, but offset by a higher mix of e-commerce business.  For the nine month period, gross margins were positively impacted by higher front end margins mainly in the convenience and fresh foods, household and personal care categories.  Partially offsetting the front end margin improvement were lower margins in our e-commerce business.  Retail pharmacy margins were down slightly in the nine month period as market driven reimbursements more than offset the positive impact of new generics.  A higher provision for LIFO negatively impacted margins for both the quarter and nine month periods.  New generic introductions, including generic Lipitor, are expected to continue to positively contribute to pharmacy gross margins for the remainder of fiscal 2012.

Gross profit dollars decreased 2.7% over the prior year’s quarter but increased 0.5% over the prior year’s nine month period.  For the quarter, the decrease is attributed to lower sales volumes partially offset by an increase in retail pharmacy margins.  The increase in gross profit dollars for the nine month period is primarily attributed to an increase in sales volumes.

We use the LIFO method of inventory valuation, which can only be determined annually when inflation rates and inventory levels are finalized; therefore, LIFO inventory costs for the interim financial statements are estimated.  Cost of sales included a LIFO provision of $60 million and $177 million for the quarter and nine month period ended May 31, 2012 versus $50 million and $148 million a year ago.  Our estimated annual inflation rate for the current year remained at 2.5%, including the probable liquidation of certain LIFO inventory layers in conjunction with determining the annual inflation rate.  The prior year’s estimated annual inflation rate was 2.25%.

Selling, general and administrative expenses as a percentage of sales were 23.3% for the third quarter and 23.1% for the first nine months compared to 22.9% and 22.7% a year ago.  As a percentage of sales, expenses in the current quarter were higher primarily due to occupancy expense, store direct expenses, drugstore.com expenses, including costs associated with the acquisition and integration, and investments in strategic initiatives and capabilities.  Partially offsetting the increases were lower expenses associated with our CCR remodeling program which was completed in the first quarter of fiscal 2012.  Expenses for the nine month period as a percentage of sales were higher primarily due to investments in strategic initiatives and capabilities, drugstore.com expenses, including costs associated with the acquisition and integration, and occupancy expense as well as costs associated with our strategic decision to no longer be part of the Express Scripts pharmacy provider network.

Selling, general and administrative expense dollars decreased $62 million or 1.6% over the prior year’s quarter and increased $305 million or 2.5% over the prior year’s nine month period.  The current quarter’s decrease was attributable to lower comparable store expenses and lower expenses associated with our CCR remodeling program which was completed in the first quarter of fiscal 2012.  These decreases were partially offset by investments in strategic initiatives and capabilities and new store expenses.  Operating and integration costs  for drugstore.com added 0.6% in the quarter.  Growth for the nine month period ended May 31, 2012 is primarily attributed to new stores and drugstore.com.  For the nine month period drugstore.com operating and integration costs added 0.8% to selling, general and administrative expenses.

Interest was a net expense of $17 million in the quarter and $51 million year to date compared to $18 million and $56 million for the prior quarter and year to date, respectively.  The decrease in interest expense for the three and nine month periods is primarily attributed to the additional $500 million in fixed to variable interest rate swaps, $250 million of which was entered into in May 2011 and $250 million entered into in March 2012.  The current year’s interest expense is net of interest which was capitalized to construction projects of $2 million in the quarter and $7 million year to date, versus interest of $3 million for the quarter and $8 million year to date capitalized last year.

The effective tax rate was for the current year’s quarter and nine month period was 37.2%.  This compares to the prior year’s effective rate of 35.4% in the quarter and 36.8% for the nine month period.  The increase in the current year’s effective tax rate, as compared to last year’s rate is primarily attributed to higher favorable discrete items in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $1,995 million at May 31, 2012, compared to $2,652 million at May 31, 2011.  Short-term investment objectives are to minimize risk, maintain liquidity and maximize after-tax yields.  To attain these objectives, investment limits are placed on the amount, type and issuer of securities.  Investments are principally in U.S. Treasury market funds.

On October 14, 2009, our Board of Directors approved a long-term capital policy: to maintain a strong balance sheet and financial flexibility; reinvest in our core strategies; invest in strategic opportunities that reinforce our core strategies and meet return requirements; and return surplus cash flow to shareholders in the form of dividends and share repurchases over the long term.

Net cash provided by operating activities for the nine months ended May 31, 2012 was $3,663 million compared to $3,281 million a year ago.  When compared to the prior year, cash from operating activities increased primarily as a result of changes in working capital balances partially offset by lower net earnings.  For the nine months ended May 31, 2012, working capital generated $745 million of cash flows as compared to the prior year where working capital generated cash flows of $179 million.  Cash provided by operations is the principal source of funds for expansion, acquisitions, remodeling programs, dividends to shareholders and stock repurchases.

Net cash used for investing activities was $1,550 million for the nine months ended May 31, 2012 compared to $844 million a year ago.  Additions to property and equipment were $1,102 million compared to $699 million last year primarily due to increased investments in existing stores.  During the first nine months, we added a total of 204 locations (133 net) compared to 229 last year (125 net).  There were 25 owned locations added during the first nine months and 42 under construction at May 31, 2012 versus 48 owned locations added and 54 under construction last year.

	Drugstores	Worksite Health and Wellness Centers	Infusion and Respiratory Services Facilities	Specialty Pharmacies	Mail Service Facilities	Total
August 31, 2011	7,761	355	83	9	2	8,210
New/Relocated	120	28	5	2	-	155
Acquired	38	-	10	1	-	49
Closed/Replaced	(29)	(21)	(20)	(1)	-	(71)
May 31, 2012	7,890	362	78	11	2	8,343

Business acquisitions this year were $421 million versus $182 million in the prior year.  Business acquisitions in the current year includes prescription files, the purchase of certain assets from BioScrip’s community specialty pharmacies and centralized specialty and mail services pharmacy businesses for $144 million plus inventory and the purchase of Crescent Pharmacy Holdings, LLC, an infusion pharmacy business, for $73 million, net of assumed cash.  The prior year acquisitions included the purchase of $29 million of infusion and respiratory services assets with the remaining balances relating primarily to the purchase of prescription files.  Additionally, in the current year, we paid $45 million to Catalyst Health Solutions, Inc. which was the result of a working capital adjustment in accordance with the June 2011 sales agreement of our pharmacy benefit management business, Walgreens Health Initiatives, Inc.

Capital expenditures for fiscal 2012 are expected to be approximately $1.4 billion, excluding business acquisitions, joint ventures and prescription file purchases.  We expect new drugstore organic growth of approximately 1.5 to 2.0 percent in fiscal 2012.  In the first nine months, we added a total of 204 locations, of which 158 were new, relocated or acquired drugstores. We are continuing to relocate stores to more convenient and profitable freestanding locations.

Net cash used for financing activities was $1,674 million compared to the prior year’s net cash use of $1,665 million. We repurchased shares totaling $1,191 million in the current year, $1,151 million in conjunction with our share buyback programs and $40 million to support the needs of the employee stock plans.  In the prior year, we repurchased shares totaling $1,393 million, $1,185 million in conjunction with our share buyback programs and $208 million to support the needs of the employee stock plans.  We had proceeds related to employee stock plans of $120 million during the first nine months of fiscal 2012 versus $203 million for the same period last year.  Cash dividends paid were $593 million during the first nine months of fiscal 2012, versus $488 million for the same period a year ago.  On June 19, 2012, we announced an increase in the quarterly dividend to 27.5 cents per share from the previous rate of 22.5 cents per share.  The increase raises the annual dividend rate from 90 cents per share to $1.10 per share.

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

	Nine Months Ended May 31,
	2012	2011
2009 stock repurchase program	$-	$360
2011 stock repurchase program	-	825
2012 stock repurchase program	1,151	-
	$1,151	$1,185

We determine the timing and amount of repurchases from time to time based on our assessment of various factors including prevailing market conditions, alternate uses of capital, liquidity, the economic environment and other factors.  We anticipate that the pace of any future share repurchase activity may be significantly curtailed from the levels achieved in the preceding two years if the pending investment in Alliance Boots is completed.  The timing and amount of these purchases may change at any time and from time to time.  The Company has, and may from time to time in the future, repurchase shares on the open market through Rule 10b5-1 plans which enable a company to repurchase shares at times when it otherwise might be precluded from doing so under insider trading laws.
We had no commercial paper outstanding at May 31, 2012.  In connection with our commercial paper program, we maintain two unsecured backup syndicated lines of credit that total $1.1 billion.  The first $500 million facility expires on July 20, 2015, and allows for the issuance of up to $250 million in letters of credit, which reduce the amount available for borrowing.  The second $600 million facility expires on August 12, 2012.  We intend to replace this facility with a new multi-year facility of greater size prior to its expiration.  We also expect to amend and restate the $500 million facility to more closely align certain of its terms and conditions with those in the replacement facility.  Our ability to access these facilities is subject to our compliance with the terms and conditions of the credit facility, including financial covenants.  The covenants require us to maintain certain financial ratios related to minimum net worth and priority debt, along with limitations on the sale of assets and purchases of investments.  At May 31, 2012, we were in compliance with all such covenants.  The Company pays a facility fee to the financing banks to keep these lines of credit active.  At May 31, 2012, there were no letters of credit issued against these facilities and we do not anticipate any future letters of credit to be issued against these facilities.

Pending Transactions.  The Cash Consideration payable to the Seller in First Step Transaction of the Alliance Boots transaction described under “Recent Developments” above is expected to be financed with a combination of approximately $3.5 billion of new debt and $0.5 billion of available cash.  On June 18, 2012, we entered into a commitment letter (the “Commitment Letter”) that provides a 4-month commitment, subject to a 2-month extension for regulatory reasons (the “Outside Date”), for a $3.5 billion 364-day unsecured bridge loan facility (the “Facility”) with Goldman Sachs Bank USA (“GS”), Merrill Lynch, Pierce, Fenner & Smith Incorporated (“Merrill Lynch”) and Bank of America, N.A. (“BofA” and together with Merrill Lynch, “BAML,” and collectively with GS, the “Commitment Parties”), with GS as administrative agent (the “Administrative Agent”) and BAML as syndication agent.  Subject to certain customary terms and conditions, the Facility may be used to fund, in part, the First Step Transaction and to pay the related fees and expenses.

Our borrowings under the Facility will bear interest at a fluctuating rate equal to, at our option, the base rate or the reserve adjusted Eurodollar rate, in each case, plus an applicable margin calculated as described in the Commitment Letter. In no event will the base rate be less than the sum of the one-month reserve adjusted Eurodollar rate plus 100 basis points.  We will also pay to the Commitment Parties and the lenders under the Facility certain customary fees, including duration fees and commitment fees as described in the Commitment Letter. The loans under the Facility will mature and be payable in full 364 days after the date (occurring on or before the Outside Date) on which the loans under the Facility are made and the First Step Transaction is consummated.   The closing of the Facility and the availability of the loans thereunder are subject to the satisfaction of certain conditions as provided in the Commitment Letter. The definitive loan documentation for the Facility will contain representations and warranties, affirmative, negative and financial covenants and events of default consistent with the terms set forth in the Commitment Letter and otherwise substantially similar to the terms set forth in our existing credit agreement, dated as of July 20, 2011 and amended as of February 29, 2012, in all material respects unless otherwise mutually and reasonably agreed in light of the Administrative Agent’s operating requirements.

Based on the anticipated closing of the First Step Transaction by September 1, 2012, we currently expect to finance approximately $3.5 billion of the Cash Consideration for the First Step Transaction using this Facility and to subsequently seek to replace such Facility with permanent financing consisting of short and intermediate-term debt in the first quarter of fiscal year 2013.

Pursuant to the Purchase and Option Agreement, we also have the option, but not the obligation, to purchase the remaining 55% interest in Alliance Boots during a six-month period beginning 30 months after the closing of the First Step Transaction.  If we exercise this call option, we would, subject to the terms and conditions of such agreement, be obligated to make a cash payment of £3.133 billion (equivalent to approximately $4.9 billion based on exchange rates as of the date of the Purchase and Option Agreement) and issue approximately 144.3 million shares of our common stock, with the amount and form of such consideration being subject to adjustment in certain circumstances including if the volume weighted average price of our common stock is below $31.18 per share during a period shortly before the closing of the Second Step Transaction.  We also would assume the then-outstanding debt of Alliance Boots upon the closing of the Second Step Transaction closing.

We intend to use available cash to pay the  $438 million purchase price in the pending USA Drug transaction described under “Recent Developments” above, which amount is subject to adjustment in certain circumstances.

In assessing our credit strength, both Moody's and Standard & Poor's consider our business model, capital structure, financial policies and financial statements.  While we expect our credit ratings to be reviewed in connection with the Alliance Boots and USA Drug transactions, our ratings as of the date of this filing are as follows:

Rating Agency	Long-Term Debt Rating	Commercial Paper Rating	Outlook
Moody's	A3	P-2	Review for downgrade
Standard & Poor's	A	A-1	Credit Watch with negative implications

In connection with the pending Alliance Boots and USA Drug transactions, each of these rating agencies will review and update their ratings of our credit to reflect their assessment of the transaction and related matters.  These reviews are expected to be completed upon the closing of the First Step Transaction.  On June 19, 2012, Moody’s issued a press release noting an anticipated rating outcome upon completion of the transaction as planned of  Baa1 (long-term), no anticipated change in its commercial paper rating, and a negative outlook.  On June 19, 2012, Standard & Poor’s issued a press release noting an anticipated rating outcome upon completion of the transaction as planned of BBB (long-term) with a stable outlook and A-2 (short-term).  There can be no assurance that any particular rating will be assigned.  Our credit ratings impact our future borrowing costs, access to capital markets and operating lease costs.  See “Risk Factors” below.

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

At May 31, 2012, letters of credit issued to support purchase obligations and commitments (as reflected on the Contractual Obligations and Commitments table) were as follows (In millions):

Inventory purchase obligations	$120
Insurance	38
Real estate development and other	15
Total	$173

In addition to issued letters of credit, we held $191 million of restricted cash to support certain insurance obligations at May 31, 2012.  Restricted cash is recorded within other non-current assets within the Consolidated Condensed Balance Sheets.

We have no off-balance sheet arrangements other than those disclosed on the Contractual Obligations and Commitments table.  Both on-balance sheet and off-balance sheet financing alternatives are considered when pursuing our capital structure and capital allocation objectives.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The following table lists our contractual obligations and commitments as of May 31, 2012:

	Payments Due by Period (In millions)
	Total	Less than 1 Year	1-3 Years	3-5 Years	Over 5 Years
Operating leases (1)	$35,557	$2,396	$4,750	$4,517	$23,894
Purchase obligations (2):
Open inventory purchase orders	1,718	1,718	-	-	-
Real estate development	226	165	50	11	-
Other corporate obligations	592	362	124	85	21
Long-term debt*(3)	2,352	9	1,310	7	1,026
Interest payment on long-term debt	523	116	168	105	134
Insurance*	634	255	184	92	103
Retiree health*	426	12	28	34	352
Closed location obligations*	125	27	33	21	44
Capital lease obligations *(1)	114	8	10	7	89
Other long-term liabilities reflected on the balance sheet*(4)	980	74	200	143	563
Total	$43,247	$5,142	$6,857	$5,022	$26,226
* Recorded on balance sheet.

(1)
Amounts for operating leases and capital leases do not include certain operating expenses under the leases such as common area maintenance, insurance and real estate taxes.  These expenses for the Company's most recent fiscal year were $404 million.

(2)	The purchase obligations include agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including open purchase orders.
(3)	Total long-term debt on the Consolidated Condensed Balance Sheet includes a $48 million fair market value adjustment and $5 million of unamortized discount.
(4)	Includes $124 million ($67 million due in 1-3 years, $47 million due in 3-5 years and $10 million due in over 5 years) of unrecognized tax benefits recorded under ASC Topic 740 Income Taxes.

The expected timing of payments of the obligations above is estimated based on current information.  Timing of payments and actual amounts paid may be different, depending on the time of receipt of goods or services, or changes to agreed-upon amounts for some obligations.

The information in the foregoing table is presented as of May 31, 2012 and accordingly does not reflect obligations under the agreements we entered into after that date with respect to the transactions described under “Recent Developments” above.

In connection with the closing of the First Step Transaction relating to our acquisition of a 45% equity interest in Alliance Boots, we will, subject to the terms and conditions of the Purchase and Option Agreement, be required to make a cash payment of approximately $4.025 billion and issue approximately 83.4 million shares of our common stock.  We also expect to incur other expenses associated with the closing of the transaction.  In connection with the closing of the USA Drug transaction, we will, subject to the terms and conditions of that agreement, be required to make a cash payment of approximately $438 million, subject to adjustment in certain circumstances.  Both transactions are expected to close in less than one year.

In addition, pursuant to the Purchase and Option Agreement, we also have the option, but not the obligation, to purchase the remaining 55% interest in Alliance Boots during a six-month period beginning 30 months after the closing of the First Step Transaction.  If we exercise this call option, we would, subject to the terms and conditions of such agreement, be obligated to make a cash payment of £3.133 billion (equivalent to approximately $4.9 billion based on exchange rates as of the date of the Purchase and Option Agreement) and issue approximately 144.3 million shares of our common stock, with the amount and form of such consideration being subject to adjustment in certain circumstances including if the volume weighted average price of our common stock is below $31.18 per share during a period shortly before the closing of the Second Step Transaction.  We also would assume the then-outstanding debt of Alliance Boots upon the closing of that transaction.  See “Recent Developments” above and “Risk Factors” below for additional information.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report and other documents that we file or furnish with the Securities and Exchange Commission contain forward-looking statements that are based on current expectations, estimates, forecasts and projections about our future performance, our business, our beliefs and our management’s assumptions.  Statements that are not historical facts are forward-looking statements, including forward-looking information concerning the pending Purchase and Option Agreement with Alliance Boots, any of the transactions contemplated thereby and their possible effects, expected prescription volume, retained Express Scripts and/or Medco business, estimates of the impact of developments on our earnings and earnings per share,  network participation, cost reduction initiatives, cough/cold and flu season, pharmacy sales trends, prescription margins, number and location of new store openings, vendor, payer and customer relationships and terms, possible new contracts or contract extensions, competition, economic and business conditions, outcomes of litigation and regulatory matters, the level of capital expenditures, industry trends, demographic trends, growth strategies, financial results, cost reduction initiatives, acquisition synergies, competitive strengths and changes in legislation or regulations.  Words such as “expect,” “likely,” “outlook,” “forecast,” “would,” “could,” “should,” “can,” “will,” “project,” “intend,” “plan,” “goal,” “continue,” “sustain,” “synergy,” “on track,” “believe,” “seek,” “estimate,” “anticipate,” “may,” “possible,” “assume,” variations of such words and similar expressions are intended to identify such forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.   These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that could cause actual results to vary materially from those indicated, including:  the ability to satisfy the closing conditions and consummate the proposed transactions with Alliance Boots on a timely basis or at all, the occurrence of any event, change or other circumstances that could give rise to the termination of the Purchase and Option Agreement or the financing commitment letter, our ability to consummate the financing arrangements contemplated by the financing commitment letter and to subsequently arrange for and consummate permanent financing on acceptable terms, risks that the proposed transactions disrupt plans and operations of either us or Alliance Boots, the ability to realize anticipated synergies, the ability to achieve anticipated financial results, the amount of costs, fees, expenses and charges incurred by Walgreens or Alliance Boots related to the transaction, the risks associated with international business operations, the risks associated with governance and control matters with respect to Alliance Boots,  whether the option to acquire the remainder of the Alliance Boots equity interest will be exercised, changes in vendor, payer and customer relationships and terms, changes in network participation, competition, changes in economic and business conditions generally or in the markets we or Alliance Boots serve, risks associated with new business initiatives and activities, the failure to obtain new contracts or extensions of existing contracts, the availability and cost of real estate and construction, risks associated with acquisitions and divestitures, the ability to realize anticipated results from capital expenditures and cost reduction initiatives, outcomes of legal and regulatory matters, changes in legislation or regulations or interpretations thereof, and those described in Item 1A “Risk Factors” in our Form 10-K for the fiscal year ended August 31, 2011, in Item 1A “Risk Factors” below in this Form 10-Q and in other reports that we file or furnish with the Securities and Exchange Commission.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those indicated or anticipated by such forward-looking statements.  Accordingly, you are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date they are made.  Except to the extent required by law, we do not undertake, and expressly disclaim, any duty or obligation to update publicly any forward-looking statement after the date the statement is made, whether as a result of new information, future events, changes in assumptions or otherwise.

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

In January 2010, we entered into two interest rate swap transactions converting our $1.3 billion 4.875% fixed rate notes to a floating interest rate tied to the six month LIBOR in arrears plus a constant spread.  In May 2011, we entered into two additional interest rate swap transactions converting $250 million of our 5.250% fixed rate notes to a floating interest rate tied to the six month LIBOR in arrears plus a constant spread.  In March 2012, we entered into two additional interest rate swaps converting another $250 million of our 5.250% fixed rate notes to a floating interest rate based on the one-month LIBOR in arrears plus a constant spread.  These financial instruments are sensitive to changes in interest rates.  On May 31, 2012, we had $1.8 billion in long-term debt obligations that had floating interest rates.  A one percentage point increase or decrease in interest rates would increase or decrease the annual interest expense we recognize and the cash we pay for interest expense by approximately $18 million.

In connection with our Purchase and Option Agreement with Alliance Boots and the transactions contemplated thereby, our exposure to foreign currency risks, primarily with respect to the British pound sterling, and to a lesser extent the Euro and certain other foreign currencies, is expected to increase.  Foreign currency forward contracts and other derivative instruments may be used from time to time in some instances to hedge in full or in part certain risks relating to foreign currency denominated assets and liabilities, forecasted foreign currency denominated sales, intercompany transactions, and in connection with acquisitions, joint ventures or investments outside the United States.  As of May 31, 2012 and May 31, 2011, we did not have any outstanding foreign exchange derivative instruments.

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

Changes in Internal Control over Financial Reporting

In connection with the evaluation pursuant to Exchange Act Rule 13a-15(d) of the Company's internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) by the Company's management, including its CEO and CFO, no changes during the quarter ended May 31, 2012 were identified that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 1A.   Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended August 31, 2011 as amended and supplemented by the risk factors set forth below, which could materially affect our business, financial condition or future results.

The anticipated strategic and financial benefits of our transaction with Alliance Boots may not be realized.

Walgreens and Alliance Boots entered into the Purchase and Option Agreement with the expectation that the transactions contemplated thereby would result in various benefits including, among other things, procurement cost savings and operating efficiencies, revenue synergies, innovation, sharing of best practices and a strengthened market position that may serve as a platform for future growth.  We currently anticipate that the transaction will be accretive to our earnings per share, excluding one-time transaction-related costs.  This expectation is based on our preliminary estimates, which may materially change.  The processes and initiatives needed to achieve these potential benefits are complex, costly and time-consuming, and we have not previously completed a transaction comparable in size or scope.  Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately at the present time.  Achieving the anticipated benefits of the Alliance Boots transaction is subject to a number of significant challenges and uncertainties, including, without limitation, whether unique corporate cultures will work collaboratively in an efficient and effective manner, the coordination of geographically separate organizations, the possibility of faulty assumptions underlying expectations regarding potential synergies and the integration process, unforeseen expenses or delays, and competitive factors in the marketplace.  Walgreens transaction with Alliance Boots does not include the benefit of Alliance Boots minority interest in Galenica A.G., a Swiss healthcare group, so Walgreens shareholders will not benefit from the financial performance of Galenica A.G. even though Alliance Boots proportionate interest in their profits is reflected in Alliance Boots financial statements.  We could also encounter unforeseen transaction and integration-related costs or other circumstances such as unforeseen liabilities or other issues existing or arising with respect to the business of Alliance Boots or otherwise resulting from the transaction.  Many of these potential circumstances are outside of our control and any of them could result in increased costs, decreased revenue, decreased synergies and the diversion of management time and attention.  If we are unable to achieve our objectives within the anticipated time frame, or at all, the expected benefits may not be realized fully or at all, or may take longer to realize than expected, which could have a material adverse impact on our business, financial condition and results of operations and the price of our common stock.

The Alliance Boots transaction is subject to certain closing conditions that, if not satisfied or waived, will result in the transaction not being completed.  Even if the initial closing occurs, there can be no assurance that we will subsequently exercise the option and complete the Second Step Transaction.

The Alliance Boots transaction is subject to certain conditions to closing, including the receipt of required regulatory approvals.  If any condition to the closing of the Alliance Boots transaction is not satisfied or waived, the transactions contemplated by the Purchase and Option Agreement with Alliance Boots will not be completed.  In addition, even if the initial closing to acquire a 45% equity interest in Alliance Boots is completed, there can be no assurance that we will decide to exercise the option to acquire the remaining 55% interest in Alliance Boots when we have the right to do so during a six-month period beginning 30 months after the initial closing. In the event that we do not exercise that option, under certain circumstances, our ownership interest in Alliance Boots would be reduced from 45% to 42% for nominal consideration to us.  Walgreens and Alliance Boots may terminate the Purchase and Option Agreement under certain circumstances.  If the transactions contemplated by the Purchase and Option Agreement with Alliance Boots are not completed, the market price of our common stock may fluctuate to the extent that the current market prices of those shares reflect a market assumption that the transactions will be completed.  Further, whether or not the transaction is completed, we and Alliance Boots will also be obligated to pay certain investment banking, financing, legal and accounting fees and related expenses, which could negatively impact results of operations when incurred.  In addition, if one or more steps of the transaction are not completed, we may experience negative reactions from the financial markets and from our customers, employees and other stakeholders.  We also may be subject to litigation related to any failure to complete the transaction, including enforcement proceedings seeking to compel us to perform alleged contractual obligations.

Whether or not the Alliance Boots transaction is completed, the announcement and pendency of the Alliance Boots transaction could cause disruptions in the businesses of Walgreens and Alliance Boots, which could have an adverse effect on their business and financial results.

Whether or not the proposed transaction with Alliance Boots is completed, the announcement and pendency of the transaction could cause disruptions in the businesses of Walgreens and Alliance Boots.  Current and prospective employees, business partners and other stakeholders may experience uncertainty about their future roles, which could adversely affect our and Alliance Boots business.  In addition, the attention of management of each of Walgreens and Alliance Boots may be directed toward the completion of the transaction and not fully on their ongoing businesses.

The proposed transactions with Alliance Boots would significantly increase our exposure to the risks of operating internationally, including in Euro zone and neighboring countries.

Prior to our pending transaction with Alliance Boots, substantially all of our operations were conducted within the United States and its territories. The transaction with Alliance Boots will significantly increase the importance of international business to our future operations, growth and prospects.  A substantial portion of Alliance Boots revenues are generated in the Euro zone and neighboring countries.  Our anticipated international business operations are and will be subject to a number of risks, including:

•
Compliance with a wide variety of foreign laws and regulations, including retail and wholesale pharmacy, licensing, tax, foreign trade, intellectual property, privacy and data protection, currency, political and other business restrictions and requirements and local laws and regulations, whose interpretation and enforcement vary significantly among jurisdictions and can change significantly over time;

•	additional U.S. and other regulation of non-domestic operations, including regulation under the Foreign Corrupt Practices Act, the U.K. Bribery Act and other anti-corruption laws;

•	potential difficulties in managing foreign operations, enforcing agreements and collecting receivables through foreign legal systems;

•	tariffs, duties, price controls or other restrictions on foreign currencies or trade barriers imposed by foreign countries;

•	potential adverse tax consequences, including tax withholding laws and policies and restrictions on repatriation of funds to the United States;

•	fluctuations in currency exchange rates, including uncertainty regarding the Euro;

•
impact of recessions and economic slowdowns in economies outside the United States, including foreign currency devaluation, higher interest rates, inflation, and increased government regulation or ownership of  traditional private businesses; and

•	the instability of foreign economies, governments and currencies and unexpected regulatory, economic or political changes in foreign markets.

We cannot assure you that one or more of these factors will not have a material adverse effect on our or Alliance Boots business, results of operation and financial condition.

From time to time, we make investments in companies over which we do not have sole control, including our pending investment in Alliance Boots. Some of these companies may operate in sectors that differ from our current operations and have different risks.

From time to time, we make debt or equity investments in other companies that we may not control or over which we may not have sole control.  For example, following the initial closing contemplated by our agreement with Alliance Boots, we will own only 45% of the outstanding Alliance Boots equity interests.  While we will have four of our designees serving on the Alliance Boots Board of Directors and veto rights over certain significant Alliance Boots actions under the terms of our shareholder agreement with them, we will not have the ability to control day-to-day operations of that company.  Although these businesses generally have a significant health and daily living component, some of them operate in businesses that are different from our primary lines of business.  Investments in these businesses, among other risks, subject us to the operating and financial risks of the businesses we invest in and to the risk that we do not have sole control over the operations of these businesses.  From time to time, we may make additional investments in or acquire other entities that may subject us to similar risks.  Investments in entities over which we do not have sole control, including joint ventures and strategic alliances, present additional risks such as having differing objectives from our partners or the entities in which we invest, or becoming involved in disputes, or competing with those persons.  In addition, we rely on the internal controls and financial reporting controls of these entities and their failure to maintain effectiveness or comply with applicable standards may adversely affect us.

Our indebtedness following our initial investment in Alliance Boots will be substantial and would materially increase if we exercise the option to acquire the remaining equity interest in Alliance Boots.

As of May 31, 2012, we had $2.4 billion of short-term borrowings and long-term debt, excluding lease obligations. We currently expect to incur approximately $3.5 billion of indebtedness in connection with the closing of our purchase of a 45% equity interest in Alliance Boots.  We expect to finance this initial closing using a bridge loan facility and plan to replace that facility with permanent financing in the first quarter of fiscal 2013.  In addition, if we elect to exercise the option to acquire the remaining 55% interest in Alliance Boots when we have the right to do so during a six-month period beginning 30 months after the initial closing, we anticipate that we would, in addition to the stock consideration payable, be required to pay cash consideration of £3.133 billion (equivalent to approximately $4.9 billion based on exchange rates as of the date of the Purchase and Option Agreement), all or a substantial portion of which we may finance through the incurrence of additional indebtedness.  Upon the second step closing, we also would assume the then-outstanding net debt of Alliance Boots, which is expected to be substantial.  Interest costs related to this debt or other debt we may incur in connection with the transaction or otherwise will be substantial. Our new indebtedness may contain negative or financial covenants that would limit our operational flexibility.  Our increased level of indebtedness could reduce funds available for additional acquisitions or other business purposes, increase our vulnerability to general adverse economic and industry conditions, restrict our financial and operating flexibility or create competitive disadvantages compared to other companies with lower debt levels.

We may be subject to significant monetary or other damages under the Purchase and Option Agreement with Alliance Boots if we are obligated to close and do not do so.  If our initial investment in Alliance Boots is funded in part using borrowings under a bridge facility, we will need to promptly obtain permanent financing to replace the bridge facility in order to avoid significant fee and interest payments.

Our ability to obtain financing is not a condition to closing under the Purchase and Option Agreement with Alliance Boots and we intend to finance a substantial portion of the cash consideration in the First Step Transaction with debt financing.  Even though we have obtained commitments for bridge financing in an amount which we believe would be sufficient to allow us to complete the First Step Transaction closing, funding under the bridge facility is subject to customary closing conditions.  If for any reason these conditions are not satisfied or waived and we do not close, we may be subject to significant monetary or other damages under the Purchase and Option Agreement in the event of a breach.   If our initial investment in Alliance Boots is funded in part using borrowings under the bridge facility, we will need to promptly obtain permanent financing in order to avoid significant penalties and fees.  There can be no assurance that we will be able to replace the bridge facility with permanent financing on terms acceptable to us on a timely basis or at all.

The proposed Alliance Boots transaction will reduce the percentage ownership interests of our current shareholders. Following the completion of our transactions with Alliance Boots, the principal shareholders of Alliance Boots may have significant voting influence over matters requiring shareholder approval.

If the initial closing contemplated by our Purchase and Option Agreement with Alliance Boots is completed, we will pay approximately $4.025 billion in cash and issue approximately 83.4 million shares of our common stock in connection with the closing of our purchase of a 45% equity interest in Alliance Boots.  Following the completion of our initial investment in Alliance Boots, the principal shareholders of Alliance Boots, Stefano Pessina, Executive Chairman of Alliance Boots, and affiliates of KKR & Co. L.P., will have the right to designate two members of our Board of Directors and are expected to be significant shareholders of our company.  In addition, if we elect to exercise the option to acquire the remaining 55% equity interest in Alliance Boots when we have the right to do so, we expect to issue approximately 144.3 million additional shares of our common stock, which amount is subject to adjustment in certain circumstances as described in the paragraph below.  The SP Investors and KKR Investors have agreed to, for so long as the SP Investors have the right to designate a person for service on our Board of Directors (or Mr. Pessina continues to serve as Executive Chairperson or Chief Executive Officer of Alliance Boots), and for so long as the KKR Investors have the right to designate a person for service on our Board, subject to certain exceptions, the SP Investors and the KKR Investors, as applicable, are obligated to vote all of their Company shares in accordance with the Board’s recommendation on matters submitted to a vote of our shareholders (including the election of directors).  These shareholders may be able to exercise significant influence over matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions, and this influence is expected to increase if we exercise the option and complete the Second Step Transaction.

The amount and mix of consideration required to be paid by us upon the exercise of the option in the Second Step Transaction is subject to adjustment in certain circumstances.

If the option to exercise the remaining 55% interest in Alliance Boots is exercised when we have the ability to do so, Walgreens expects to pay £3.133 billion (equivalent to approximately $4.9 billion based on exchange rates as of the date of the Purchase and Option Agreement) in cash and issue 144.3 million shares for the remaining interest in Alliance Boots, subject to the volume weighted average price of Walgreens common stock point not being below $31.18 per share during a period shortly before the closing of the Second Step Transaction.  However, if the volume weighted average price per share is below that level and the option is exercised, the difference in value would be made up by a cash payment or the issuance of additional shares of common stock at Walgreens election.  In addition, in certain circumstances after a change of control of Walgreens (as defined in the Purchase and Option Agreement), the selling shareholder of Alliance Boots  has the right to elect to receive all second step consideration in cash if the option to acquire the remaining 55% interest in Alliance Boots is exercised.  These provisions potentially could make the exercise of the second step option more costly or inadvisable by increasing the amount of cash and/or stock consideration we are required to pay.  If the amount of cash we are required to pay increases, the amount of indebtedness we incur also may increase, and if the amount of stock we are required to deliver increases, the percentage ownership interests of our existing shareholders would further decrease.

Following the closing of our initial investment in Alliance Boots, we will share certain directors with Alliance Boots and certain of our officers will serve on the Alliance Boots Board of Directors, which may give rise to conflicts of interest.

Upon the closing of our initial 45% investment in Alliance Boots, it is expected that four Walgreens executives, Gregory Wasson, President and Chief Executive Officer and a director of Walgreens, Wade Miquelon, Executive Vice President and Chief Financial Officer, Thomas Sabatino, Executive Vice President and General Counsel, and Robert Zimmerman, Senior Vice President and Chief Strategy Officer, will join the Alliance Boots Board of Directors. In addition, it is expected that Stefano Pessina, Executive Chairman of Alliance Boots, and Dominic Murphy, Director and Member of KKR & Co. L.P., will join the Walgreens Board of Directors upon the closing. Mr. Pessina and his affiliates and KKR and its affiliates are, and will continue to be following our initial 45% investment, significant shareholders of Alliance Boots.  These persons may have actual or apparent conflicts of interest with respect to matters involving or affecting each company. For example, while our contractual arrangements with Alliance Boots place restrictions on the parties conduct in various potential conflict situations and related party transactions are subject to review and approval by independent directors in accordance with the related party transaction approval  procedures described in our proxy statement, the potential for a conflict of interest exists when we on one hand, and Alliance Boots on the other hand, consider acquisitions and other corporate opportunities that may be suitable to Alliance Boots and us.  Conflicts may also arise if there are issues or disputes under the commercial arrangements that exist between Alliance Boots and us.

Set forth below are amended and restated versions of certain of the Risk Factors included in Item 1A — “Risk Factors” of our Annual Report on Form 10-K for the year ended August 31, 2011:

Our growth strategy is partially dependent upon acquisitions, joint ventures and other strategic investments, some of which may not prove to be successful.

We have grown our business, in part, through acquisitions in recent years and expect to continue to acquire drugstore chains, independent drugstores, health and well-being businesses and other businesses in the future.  Acquisitions involve numerous risks, including difficulties in integrating the operations and personnel of the acquired companies, distraction of management from overseeing our existing operations, difficulties in entering markets or lines of business in which we have no or limited direct prior experience, the possible loss of key employees and customers and difficulties in achieving the synergies we anticipated.  These transactions may also cause us to significantly increase our interest expense, leverage and debt service requirements if we incur additional debt to pay for an acquisition or investment, issue common stock that would dilute our current shareholders’ percentage ownership, or incur write-offs and restructuring and other related expenses.  Acquisitions, joint ventures and strategic investments involve numerous other risks, including potential exposure to unknown liabilities of acquired or investee companies.  In connection with acquisitions, joint ventures or strategic investments outside the United States, we may from time to time, in some instances enter into foreign currency contracts or other derivative instruments to hedge some or all of the foreign currency fluctuation risks, which subjects us to the risks associated with such derivative contracts and instruments.  No assurance can be given that our acquisitions, joint ventures and other strategic investments will be successful and will not materially adversely affect our business, financial condition or results of operations.

Our credit ratings are important to our business.

The major credit rating agencies have assigned us and our corporate debt investment grade credit ratings.  These ratings are based on a number of factors, which include their assessment of our financial strength and financial policies.  We aim to maintain investment grade ratings as they serve to lower our borrowing costs and facilitate our access to a variety of lenders and other creditors, including landlords for our leased stores, on terms that we consider advantageous to our business.  We expect that, in connection with the pending Alliance Boots transaction, the rating agencies will review and update our credit ratings to reflect their assessment of the transaction and related matters.  These reviews are expected to be completed upon the closing of the First Step Transaction.  On June 19, 2012, Moody’s issued a press release noting an anticipated rating outcome upon completion of the transaction as planned of Baa1 (long-term), no anticipated change in its commercial paper rating, and a negative outlook.  On June 19, 2012, Standard & Poor’s issued a press release noting an anticipated rating outcome upon completion of the transaction as planned of BBB (long-term) with a stable outlook and A-2 (short-term).  However, these ratings have not been issued as of the date of this report and there can be no assurance that any particular rating will be assigned, that any rating assigned will remain in effect for any given period of time or that a rating will not be changed or withdrawn by a rating agency, if in that rating agency’s judgment, future circumstances relating to the basis of the rating so warrant.  Incurrence of additional debt by Alliance Boots or us could adversely affect our credit ratings.  Any downgrade of our credit ratings could adversely affect our cost of funds, liquidity, competitive position and access to capital markets.

Consolidation in the healthcare industry, including the Express Scripts-Medco merger, could adversely affect our business, financial condition and results of operations.

Many organizations in the healthcare industry, including pharmacy benefit managers, have consolidated in recent years to create larger healthcare enterprises with greater bargaining power, which has resulted in greater pricing pressures.  For example, in April 2012 two of the three largest pharmacy benefit managers, Medco Health Solutions, Inc. and Express Scripts, Inc., merged.  The resulting entity is the largest pharmacy benefit manager in the United States.  Since January 1, 2012, we have not participated in the Express Scripts pharmacy provider network.  We currently have an agreement with Medco to participate in its pharmacy provider network and intend to honor that agreement.  However, such agreement is terminable by either party on relatively short notice.  There can be no assurance that we will continue to participate in any particular pharmacy benefit manager network in any particular future time period.  If Medco were to terminate our agreement with them or seek to change the terms or financial arrangements relating to our participation in their network, our business, financial condition and results of operations could be adversely affected.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” above.  If this consolidation trend continues, it could give the resulting enterprises even greater bargaining power, which may lead to further pressure on the prices for our products and services.  If these pressures result in reductions in our prices, our business will become less profitable unless we are able to achieve corresponding reductions in costs or develop profitable new revenue streams.  We expect that market demand, government regulation, third-party reimbursement policies, government contracting requirements, and societal pressures will continue to cause the healthcare industry to evolve, potentially resulting in further business consolidations and alliances among the industry participants we engage with, which may adversely impact our business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use Of Proceeds

(c)
The following table provides information about purchases by the Company during the quarter ended May 31, 2012 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act.  Subject to applicable law, share purchases may be made in open market transactions, privately negotiated transactions, or pursuant to instruments and plans complying with Rule 10b5-1.

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Program (2)
3/1/2012 – 3/31/2012	2,999,100	$33.40	2,993,523	$500,855,238
4/1/2012 - 4/30/2012	2,224,159	$34.17	2,218,036	$425,062,173
5/1/2012 - 5/31/2012	1,926	$33.30	-	$425,062,173
Total	5,225,185	$33.73	5,211,559

(1)
The Company purchased 13,626 shares of its common stock in open-market transactions to satisfy the requirements of the Company's employee stock purchase and option plans, as well as the Company's Nonemployee Director Stock Plan.

(2)
On July 13, 2011, the Board of Directors approved a new share repurchase program (2012 repurchase program) which allows for the repurchase of up to $2.0 billion of the Company’s common stock prior to its expiration on December 31, 2015.  The total remaining authorization under the 2012 repurchase program was $425 million as of May 31, 2012.

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

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time.

Exhibit No.	Description	SEC Document Reference
2.1*	Purchase and Option Agreement by and among Walgreen Co., Alliance Boots GmbH, and AB Acquisitions Holdings Limited dated June 18, 2012 and related annexes*	Incorporated by reference to Exhibit 2.1 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on June 19, 2012.
3.1	Amended and Restated Articles of Incorporation of Walgreen Co.	Incorporated by reference to Exhibit 3.1 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on January 19, 2011.

3.2	Amended and Restated By-Laws of Walgreen Co., as amended effective as of September 1, 2008.	Incorporated by reference to Exhibit 3.1 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on September 5, 2008

10.1**	Amendment to the Walgreen Co. Profit-Sharing Restoration Plan	Incorporated by reference to Exhibit 10.1 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on April 13, 2012

12	Computation of Ratio of Earnings to Fixed Charges.	Filed herewith.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.	Furnished herewith.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.	Furnished herewith.

101***
The following financial statements and footnotes from the Walgreen Co. Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Condensed Balance Sheets; (ii) Consolidated Condensed Statement of Earnings; (iii) Consolidated Condensed Statement of Cash Flows; and (iv) the Notes to Consolidated Condensed Financial Statements.
Furnished herewith.

*
Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally to the Securities and Exchange Commission a copy of any omitted schedule or exhibit upon request.

**           Management contract or compensatory plan or arrangement.

***	In accordance with Rule 406T under Regulation S-T, the XBRL-related information in Exhibit 101 shall be deemed to be “furnished” and not “filed”.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WALGREEN CO.
(Registrant)

Dated: 7/5/12	/s/ W.D. Miquelon
W.D. Miquelon
Executive Vice President
(Chief Financial Officer)

Dated: 7/5/12	/s/ M.M. Scholz
M.M. Scholz
Senior Vice President, Controller
(Chief Accounting Officer)