Form 10-Q/A
period 2012-05-31
WALGREEN CO
filed 2012-07-12
CIK 104207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

(Amendement No. 1)

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

Explanatory Note

This Amendment No. 1 to our quarterly report on Form 10-Q for the quarterly period ended May 31, 2012 (the “10-Q Report”) is being filed solely to update the disclosure in Part II, Item 1 of the 10-Q Report to reflect a recent development. This amendment does not otherwise change or update the disclosures set forth in the 10-Q Report as originally filed and does not otherwise reflect events occurring after the original filing of the 10-Q Report.

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

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

SEC regulations require disclosure of certain environmental matters when a governmental authority is a party to the proceedings and the proceedings involve potential monetary sanctions that management reasonably believes could exceed $100,000.  On July 2, 2012, a number of California District Attorneys served the Company with a civil complaint filed in the Alameda County Superior Court alleging certain violations of the state’s hazardous waste regulations related to the proper disposal of various materials from the Company’s retail stores and seeking injunctive relief, civil penalties and certain fees and expenses.  The Company intends to work with state and local officials in an effort to resolve this matter, but cannot predict the ultimate outcome of these efforts.

Refer to Note 12 of the Consolidated Condensed Financial Statements of this Quarterly Report for additional information regarding legal proceedings, which information is incorporated herein by reference.

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

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time.

Exhibit No.	Description	SEC Document Reference
2.1*	Purchase and Option Agreement by and among Walgreen Co., Alliance Boots GmbH, and AB Acquisitions Holdings Limited dated June 18, 2012 and related annexes*	Incorporated by reference to Exhibit 2.1 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on June 19, 2012.
3.1	Amended and Restated Articles of Incorporation of Walgreen Co.	Incorporated by reference to Exhibit 3.1 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on January 19, 2011.

3.2	Amended and Restated By-Laws of Walgreen Co., as amended effective as of September 1, 2008.	Incorporated by reference to Exhibit 3.1 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on September 5, 2008

10.1**	Amendment to the Walgreen Co. Profit-Sharing Restoration Plan	Incorporated by reference to Exhibit 10.1 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on April 13, 2012

12	Computation of Ratio of Earnings to Fixed Charges.	Incorporated by reference to Exhibit 12 to Walgreen Co.’s Quarterly Report on Form 10-Q (File No. 1-00604) filed with the SEC on July 5, 2012

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.	Furnished herewith.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.	Furnished herewith.

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

WALGREEN CO.
(Registrant)

Dated: 7/12/12	/s/ W.D. Miquelon
W.D. Miquelon
Executive Vice President
(Chief Financial Officer)

Dated: 7/12/12	/s/ M.M. Scholz
M.M. Scholz
Senior Vice President, Controller
(Chief Accounting Officer)