Form 10-K
period 2012-08-31
WALGREEN CO
filed 2012-10-19
CIK 104207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

As of February 29, 2012, the aggregate market value of Walgreen Co. common stock held by non-affiliates (based upon the closing transaction price on the New York Stock Exchange on February 29, 2012) was approximately $28.6 billion. As of August 31, 2012, there were 944,055,334 shares of Walgreen Co. common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Annual Report to Shareholders for the year ended August 31, 2012, to the extent stated in this Form 10-K, are incorporated by reference into Parts I, II and IV of this Form 10-K. Portions of the registrant's Proxy Statement for its Annual Meeting of Shareholders to be held January 9, 2013, are incorporated by reference into Part III of this Form 10-K as indicated herein.

PART I

Item 1.  Business
References in this Form 10-K to “Walgreens”, the “Company,” “we,” “us” or “our” refer to Walgreen Co. and its subsidiaries included in the consolidated financial statements and do not include unconsolidated partially-owned entities, such as Alliance Boots GmbH (Alliance Boots), of which we own 45% of the outstanding share capital, except as otherwise indicated or the context otherwise requires. Our fiscal year ends on August 31, and references herein to “fiscal 2012” refer to our fiscal year ended August 31, 2012.

Overview

Walgreen Co., together with its subsidiaries, operates the largest drugstore chain in the United States with net sales of $71.6 billion in the fiscal year ended August 31, 2012. We provide our customers with convenient, multichannel access to consumer goods and services, pharmacy, and health and wellness services in communities across America. We offer our products and services through drugstores, as well as through mail, by telephone and online.

We sell prescription and non-prescription drugs as well as general merchandise, including household items, convenience and fresh foods, personal care, beauty care, photofinishing and candy. Our pharmacy, health and wellness services include retail, specialty, infusion and respiratory services, mail service, convenient care clinics and worksite health and wellness centers. These services help improve health outcomes and manage costs for payers including employers, managed care organizations, health systems, pharmacy benefit managers and the public sector. Our Take Care Health Systems subsidiary is a manager of worksite health and wellness centers and in-store convenient care clinics, with more than 700 locations throughout the United States.

Since August 2, 2012, we have held a 45% investment interest in Alliance Boots GmbH, a leading international pharmacy-led health and beauty group, which we account for using the equity method of accounting. Alliance Boots delivers a range of products and services to customers including pharmacy-led health and beauty retailing and pharmaceutical wholesaling and distribution. We also have the right, but not the obligation, to acquire the remaining 55% interest in Alliance Boots at any time during the period beginning February 2, 2015 and ending on August 2, 2015, as described under “Business Development” below.

Walgreen Co. was incorporated as an Illinois corporation in 1909 as a successor to a business founded in 1901. Our principal executive offices are located at 108 Wilmot Road, Deerfield, Illinois 60015. The Company is principally in the retail drugstore business and its operations are within one reportable segment.

Business Development

As of August 31, 2012, Walgreens operated 8,385 locations in 50 states, the District of Columbia, Guam and Puerto Rico. In 2012, the Company opened or acquired 266 locations for a net increase of 175 locations after relocations and closings. Total locations do not include 360 Take Care clinics that are operated primarily within our Walgreens locations or locations of unconsolidated partially owned entities such as Alliance Boots GmbH.

	Number of Locations
Location Type	2012	2011	2010
Drugstores	7,930	7,761	7,562
Worksite Health and Wellness Centers	366	355	367
Infusion and Respiratory Services Facilities	76	83	101
Specialty Pharmacies	11	9	14
Mail Service Facilities	2	2	2
Total	8,385	8,210	8,046

Walgreens goal is to provide the most convenient multichannel access to consumer goods and services, pharmacy, health and wellness services through our 7,930 community based drugstores, as well as through our specialty pharmacy, home infusion and respiratory services, worksite health and wellness centers and retail clinic businesses. As of August 2012, approximately 74.1% of the United States population lived within five miles of a Walgreens and 6.0 million shoppers visited our stores daily. In addition to store shoppers, Walgreens.com received approximately 36.8 million visits per month in fiscal 2012. Designed to reward our most valuable customers and encourage shopping in stores and online, in September 2012 we launched our loyalty program, BalanceTM Rewards, where customers earn points for purchasing select merchandise and the option to redeem rewards earned in real time at our stores or online.

We seek to grow pharmacy, front-end and online market share through new store growth, comparable store sales increases, pharmacy prescription file purchases and strategic acquisitions. When evaluating strategic acquisitions and investment opportunities that meet our long-term growth objectives, consideration is given to retail, health and wellbeing enterprises and other acquisitions and investments that provide unique opportunities and fit our business objectives.

On August 2, 2012, we completed the initial investment contemplated by the Purchase and Option Agreement dated June 18, 2012, by and among Walgreens, Alliance Boots GmbH and AB Acquisitions Holdings Limited (the “Purchase and Option Agreement”), which resulted in our acquisition of 45% of the issued and outstanding share capital of Alliance Boots, in exchange for $4.025 billion in cash and 83,392,670 shares of Walgreens common stock. Alliance Boots is a leading international, pharmacy-led health and daily living retailing and pharmaceutical wholesaling and distribution business. See “Description of Business-Overview of Alliance Boots” below for additional information.

The Purchase and Option Agreement also provides, among other things and subject to the satisfaction or waiver of specified conditions, that we will have the right, but not the obligation, to acquire the remaining 55% interest in Alliance Boots GmbH in exchange for £3.133 billion in cash, payable in British pounds sterling, and 144,333,468 shares of Walgreens common stock, subject to certain specified adjustments (second step transaction). If Walgreens exercises the call option, in certain limited circumstances, Walgreens may be required to make the entire second step transaction payment in cash. The call option is exercisable by us, in our sole discretion, at any time during the period beginning February 2, 2015 and ending August 2, 2015. In addition, in certain specified cases, if Walgreens does not exercise the call option, or Walgreens has exercised the call option but the second step transaction does not close, Walgreens may be required to return to the sellers an approximately 3% interest in Alliance Boots GmbH in exchange for a nominal amount. Walgreens initial investment and the call option excludes the Alliance Boots minority interest in Galenica Ltd. (Galenica). The Alliance Boots investment in Galenica continues to be legally owned by Alliance Boots for the benefit of Alliance Boots shareholders other than Walgreens. Additional information regarding our investment in Alliance Boots is available in our Current Reports on Form 8-K filed on June 19, 2012 and August 6, 2012 (as amended by the Form 8-K/A filed on September 10, 2012).

Other strategic transactions since the beginning of fiscal 2012 included the acquisition of certain assets of BioScrip, Inc.’s (BioScrip) community specialty pharmacies, and centralized specialty and mail services pharmacy businesses, which advances community pharmacy and brings additional specialty pharmacy products and services closer to patients. The BioScrip acquisition also is expected to help grow Walgreens centralized specialty and mail service pharmacy operations. The Company also grew its infusion business in select markets through the acquisition of Crescent Pharmacy Holdings, LLC (Crescent). In September 2012, after the close of the fiscal year, we completed the purchase of a regional drugstore chain in the mid-South region of the United States that included 144 stores operated under the USA Drug, Super D Drug, May’s, Med-X and Drug Warehouse names. The USA Drug transaction also included corporate offices, a distribution center located in Pine Bluff, Arkansas and a wholesale and private brand business.  Significant acquisitions in prior years include the purchase of drugstore.com, inc. in fiscal 2011, which enhanced our online presence, and the acquisition of Duane Reade in fiscal 2010 that consisted of 258 Duane Reade stores in the New York City metropolitan area, corporate offices and two distribution centers.

We utilize our extensive retail network as a channel to provide affordable quality health and wellness services to our customers and patients, as illustrated by our ability to play a significant role in providing flu vaccines and other immunizations. We market our products and services to employers, governments, managed care organizations and pharmacy benefit managers, expanding beyond our traditional retail consumer model to contract directly with our payers. With our more than 75,000 health care providers including pharmacists, nurse practitioners and other health related professionals, Walgreens expects to continue to play a growing role in government and employer efforts to control escalating health care costs.

Prescription sales continued to be a large portion of the Company's business. In fiscal 2012, prescriptions accounted for 63.2% of sales compared to 64.7% in fiscal 2011. Third party sales, where reimbursement is received from managed care organizations, government and private insurance, were 95.6% of fiscal 2012 prescription sales consistent with 95.6% in fiscal 2011. Overall, Walgreens filled approximately 664 million prescriptions in 2012, a decrease of 54 million from fiscal 2011. Adjusted to 30-day equivalents, prescriptions filled were 784 million in fiscal 2012, 819 million in fiscal 2011 and 778 million in fiscal 2010. Walgreens accounted for 18.7% of the U.S. retail prescription drug market in fiscal 2012 compared to 20.0% and 19.5% in fiscal 2011 and 2010, respectively. Walgreens expects the aging population and the continued development of innovative drugs that improve quality of life and control health care costs will continue to drive demand for prescription drugs.

During fiscal 2012, the Company added $1.6 billion to property and equipment, which included approximately $0.7 billion related to stores, $0.8 billion for information technology and $0.1 billion related to other locations. The Company implemented new point-of-sale store technology chain wide in fiscal 2012 in preparation for the loyalty program introduction. Capital expenditures for fiscal 2013 are currently expected to be between $1.6 billion and $1.8 billion, excluding acquisitions and prescription file purchases, although the actual amount may vary depending upon a variety of factors, including, among other things, the timing of implementation of certain capital projects. We completed our three-year plan to refresh approximately 5,000 stores through our "customer-centric retailing" initiative in fiscal 2012. As of August 31, 2012, we had opened or converted stores with our pilot “Well Experience” store format in approximately 350 locations, including a market-wide transformation in the Indianapolis area and new flagship stores in select markets including Chicago, New York City, Las Vegas and Puerto Rico.

We plan to continue pursuing our goal to become a global leader in pharmacy, health and wellbeing solutions and the first choice for health and daily living in communities we serve, all designed to help our customers get, stay and live well. Our strategies are designed to further transform our traditional drugstore into a “retail health and daily living” store, creating community-centric healthcare integration with expanded pharmacy, health and wellness solutions. We seek to continue to deliver an outstanding customer experience through enhanced employee engagement and to expand our product and service offerings across new channels and markets where, in addition to our stores, customers and patients can find us through our health system pharmacies, worksite clinics, Walgreens.com, mobile applications, and social media sites.

Description of Business

Principal products produced and services rendered

The Company’s drugstores are engaged in the retail sale of prescription and non-prescription drugs and general merchandise. General merchandise includes, among other things, household items, convenience and fresh foods, personal care, beauty care, photofinishing and candy. Prescription drugs represent our largest product class accounting for 63% of our total sales in fiscal 2012 followed by general merchandise and non-prescription drugs at 25% and 12%, respectively. Walgreens offers customers the choice to have prescriptions filled at the drugstore, as well as through the mail, and customers may also place orders by telephone and online.

We offer pharmacy, health and wellness solutions which include retail, specialty pharmacy, infusion and respiratory services, mail service, convenient care clinics and worksite clinics. Our drugstores sell prescription and non-prescription drugs and utilize our pharmacists to provide drug consultations and administer flu vaccines and other immunizations. Our integrated network of pharmacies allows easy access for customers to fill their prescriptions at any of our drugstores. In addition, our stores sell branded and private brand general merchandise.

We offer specialty pharmacy services that provide customers nationwide access to a variety of medications, services and programs for managing complex and chronic health conditions. Medications delivered to these customers often require special handling, are only available through limited distributions or involve a time-sensitive delivery. Specialty pharmacy patients typically require customized treatments in managing their medical conditions.

In addition, we offer our customers infusion therapy services including the administration of intravenous (IV) medications for cancer treatments, chronic pain, heart failure, and other infections and disorders which must be treated by IV. Walgreens provides these infusion services at home, at the workplace, in a physician's office or at a Walgreens alternate treatment site. We also provide clinical services such as laboratory monitoring, medication profile review, nutritional assessments and patient and caregiver education.

Customers can choose to have their prescriptions refilled through our mail service which allows customers to submit prescription refill requests online, over the phone or through e-prescribing. Our advanced pharmacy system offers pharmacists easy access to patient prescription records, which allows access to refills and emergency supplies at any of our pharmacies, eases prescription transfers, and enables any Walgreens pharmacist to provide ongoing treatment consultation.

Customers can also access our ecommerce solutions, which extend the convenience to purchase most products available within our drugstores as well as additional products sold exclusively online through our walgreens.com and drugstore.com websites, including beauty.com and visiondirect.com. Our websites allow consumers to purchase general merchandise including beauty, personal care, home medical equipment, contact lenses, vitamins and supplements and other health and wellness solutions. Our mobile applications also allow customers to refill prescriptions through their mobile device, download weekly promotions and find the nearest Walgreens drugstore.

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

Intellectual Property and Licenses

We market products and services under various trademarks, trade dress and trade names and rely on a combination of patent, copyright, trademark, service mark, and trade secret laws, as well as contractual restrictions to establish and protect our proprietary rights. We own numerous domain names, hold over fifty patents, have registered numerous trademarks, and have filed applications for the registration of a number of our other trademarks and service marks in various jurisdictions. We hold assorted business licenses (such as pharmacy, occupational, liquor and cigarette) having various lives within multiple legal jurisdictions, which are necessary for the normal operation of our business.

Seasonal variations in business

Our business is seasonal in nature, with the second fiscal quarter generating a higher proportion of front-end sales and earnings than other periods. Both prescription and non-prescription drug sales are affected by the timing and severity of the cough, cold and flu season. See the caption “Summary of Quarterly Results (Unaudited)” on page 41 of the Annual Report to Shareholders for the year ended August 31, 2012 (“2012 Annual Report”), which section is incorporated herein by reference.

Working capital practices

The Company generally finances its inventory and expansion needs with internally generated funds. See “Management's Discussion and Analysis of Results of Operations and Financial Condition” on pages 18 through 25 of the 2012 Annual Report, which section is incorporated herein by reference.

Customers

The Company sells to numerous customers including various managed care organizations within both the private and public sectors. No customer accounted for ten percent or more of the Company's consolidated net sales in fiscal 2012.

Government contracts

The Company fills prescriptions for many state Medicaid public assistance plans. Revenues from all such plans were approximately 5.8% of total sales in fiscal 2012.

Regulation

Our business is subject to federal, state and local government laws, regulations and administrative practices. The regulations to which we are subject include, but are not limited to: federal, state and local registration and regulation of pharmacies; applicable Medicare and Medicaid regulations; the Health Insurance Portability and Accountability Act, or HIPAA; the Patient Protection and Affordable Care Act (the ACA); regulations of the U.S. Food and Drug Administration, the U.S. Federal Trade Commission, the Drug Enforcement Administration, and the Consumer Product Safety Commission, as well as state regulatory authorities, governing the sale, advertisement and promotion of products we sell; anti-kickback laws; false claims laws; laws against the corporate practice of medicine; and federal and state laws governing the practice of the profession of pharmacy. In addition, we are party to a Corporate Integrity Agreement with the U.S. Department of Health and Human Services under which we have agreed to maintain a corporate compliance program. We are also governed by federal and state laws of general applicability, including laws regulating matters of working conditions, health and safety and equal employment opportunity. In connection with the operation of our stores, distribution centers and other sites, we are subject to laws and regulations relating to the protection of the environment and health and safety matters, including those governing exposure to, and the management and disposal of, hazardous substances. Federal, state and local environmental protection requirements did not have a material effect upon capital expenditures, earnings or the competitive position of the Company in fiscal 2012. In addition, as we increase our activities in markets outside the United States, we are, and expect to be, subject to an increasing number of foreign laws and regulations, including retail and wholesale pharmacy, licensing, tax, foreign trade, intellectual property, privacy and data protection, currency, political and other business restrictions and requirements and local laws and regulations.

Competitive conditions

The drugstore industry is highly competitive. As a leader in the retail drug industry and as a retailer of general merchandise, Walgreens competes with various retailers, including chain and independent drugstores, mail order prescription providers, grocery stores, convenience stores, mass merchants, online pharmacies, warehouse clubs, dollar stores and other discount merchandisers. The Company competes primarily on the basis of service, convenience, variety and price. The Company's geographic dispersion helps offset the impact of temporary, localized economic and competitive conditions in individual markets. The number and location of the Company's drugstores appears under Item 2 – “Properties” in this Form 10-K.

Employees

At August 31, 2012, the Company employed approximately 240,000 persons, approximately 69,000 of whom were part-time employees working less than 30 hours per week. The foregoing does not include employees of unconsolidated partially owned entities, such as Alliance Boots GmbH, of which we own 45%.

Research and Development

The Company does not engage in any material research and development activities.

Overview of Alliance Boots

Walgreens has owned a 45% equity interest in Alliance Boots GmbH since August 2, 2012 and has a call option to acquire the remaining 55% equity interest during the six-month period beginning February 2, 2015 as described above. We account for our 45% investment in Alliance Boots using the equity method of accounting on a one-month lag basis. Because the closing of this investment occurred within one month of the Company’s fiscal year end, the results of operations of Alliance Boots GmbH are not reflected in the company’s reported net earnings for the fiscal quarter or year ended August 31, 2012.

Alliance Boots is a leading international, pharmacy-led health and beauty retailing and pharmaceutical wholesaling and distribution business. As of March 31, 2012, its fiscal year end, Alliance Boots had, together with its associates and joint ventures, pharmacy-led health and beauty retail businesses in 11 countries and operated more than 3,330 health and beauty retail stores, of which over 3,200 had a pharmacy. In addition, Alliance Boots had approximately 625 optical practices, approximately 185 of which operated on a franchise basis. Its pharmaceutical wholesale and distribution businesses, including its associates and joint ventures, supplied medicines, other healthcare products and related services to more than 170,000 pharmacies, doctors, health centers and hospitals from over 370 distribution centers in 21 countries.

Pharmacy-led Health and Beauty Retailing.  Alliance Boots is a market leader in the pharmacy industry with stores located in the United Kingdom, Norway, the Republic of Ireland, the Netherlands, Thailand and Lithuania and through its associates and joint ventures in Switzerland, China, Italy, Russia and Croatia. In addition, as of March 31, 2012, there were 58 Boots branded stores operated in the Middle East on a franchised basis.  Alliance Boots seeks to locate its stores in convenient locations and to put the pharmacist at the heart of healthcare. Alliance Boots pharmacists are well placed to provide a significant role in the provision of healthcare services, working closely with other primary healthcare providers in the communities they serve.  Alliance Boots principal retail brand in the Health & Beauty Division is Boots, which Alliance Boots trades under in the United Kingdom, Norway, the Republic of Ireland, the Netherlands and Thailand. The Boots offering is differentiated from that of competitors due to the product brands that Alliance Boots owns and the “only at Boots” exclusive products.

Pharmaceutical Wholesaling and Distribution.  Alliance Boots pharmaceutical wholesaling and distribution businesses seek to provide high core service levels to pharmacists in terms of frequency of delivery, product availability, delivery accuracy, timeliness and reliability at competitive prices. Alliance Boots also offers its customers added value services that help pharmacists develop their own businesses. This includes membership in Alphega Pharmacy, Alliance Boots network for independent pharmacies, which had a membership of over 4,400 pharmacies in six countries as of March 31, 2012.  In addition to the wholesale of medicines and other healthcare products, Alliance Boots provides services to pharmaceutical manufacturers who are increasingly seeking to gain greater control over their product distribution while at the same time outsourcing non-core activities. These services include pre-wholesale and contract logistics, direct deliveries to pharmacies, and specialized medicine delivery including related home healthcare.

Product Brands.   In its Health & Beauty Division, Alliance Boots has product brands such as No7, Soltan and Botanics, together with newer brands launched in recent years, such as Boots Pharmaceuticals and Boots Laboratories.   Alliance Boots is seeking to continue to internationalize its key product brands, selling them to independent pharmacies, retail partners and distributors, and on owned internet shopping sites in countries where Alliance Boots does not have a retail presence. In the United States, Alliance Boots is seeking to grow the No7 brand, and in Europe its Boots Laboratories line of products is now sold by independent pharmacies in five countries as of March 31, 2012.   In addition, Alliance Boots has partnerships with a select number of third party brand owners to sell their products in Boots stores on an exclusive basis, sharing in the future brand equity. Alliance Boots also continues to manufacture a significant proportion of its most popular own brand and exclusive products.  Through its Pharmaceutical Wholesale Division and several of its associates, Alliance Boots currently sells Almus, its line of generic medicines, in five countries and Alvita, its line of patient care products, in six countries.

Financial Information about Foreign and Domestic Operations and Export Sales

All Company sales during the last three fiscal years occurred within the United States, Puerto Rico and Guam. There were no export sales. We account for our 45% investment in Alliance Boots, described under “Overview of Alliance Boots” above, using the equity method of accounting on a one-month lag basis, as described in Note 5 to the Company's Consolidated Financial Statements in Item 8 of this Form 10-K. As a result, no Alliance Boots sales are included in the net sales reported by the Company in its consolidated financial statements.

Investments accounted for under the equity method are recorded initially at cost and subsequently adjusted for the Company’s share of the net income or loss and cash contributions and distributions to or from these entities. The Company’s investment in Alliance Boots, which closed on August 2, 2012, and the related call option were recorded as assets with a $7.0 billion aggregate value on the Company’s August 31, 2012 balance sheet, which represented 30.9% of the Company’s long-lived assets as of that date. Because the Company's investment in Alliance Boots is denominated in a foreign currency (British pounds sterling), translation gains or losses are expected to impact the value of the investment.  See Note 5 to the Company's Consolidated Financial Statements in Item 8 of this Form 10-K for additional information.

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

Cautionary Note Regarding Forward Looking Statements

This report and other documents that we file or furnish with the Securities and Exchange Commission contain forward-looking statements that are based on current expectations, estimates, forecasts and projections about our future performance, our business, our beliefs and our management’s assumptions. In addition, we, or others on our behalf, may make forward-looking statements in press releases or written statements, on the Company’s website or in our communications and discussions with investors and analysts in the normal course of business through meetings, webcasts, phone calls, conference calls and other communications.  Some of such forward-looking statements may be based on certain data and forecasts relating to our business and industry that we have obtained from internal surveys, market research, publicly available information and industry publications.  Industry publications, surveys and market research generally state that the information they provide has been obtained from sources believed to be reliable, but that the accuracy and completeness of such information is not guaranteed. Statements that are not historical facts are forward-looking statements, including forward-looking information concerning our investment in Alliance Boots and the other transactions contemplated by the Purchase and Option Agreement with Alliance Boots and their possible effects, levels of business with Express Scripts customers, estimates of the impact of developments on our earnings and earnings per share, network participation, cough/cold and flu season, prescription volume, pharmacy sales trends, prescription margins, number and location of new store openings, vendor, payer and customer relationships and terms, possible new contracts or contract extensions, competition, economic and business conditions, outcomes of litigation and regulatory matters, the level of capital expenditures, industry trends, demographic trends, growth strategies, financial results, cost reduction initiatives, acquisition and joint venture synergies, competitive strengths and changes in legislation or regulations. Words such as “expect,” “likely,” “outlook,” “forecast,” “would,” “could,” “should,” “can,” “will,” “project,” “intend,” “plan,” “goal,” “continue,” “sustain,” “synergy,” “on track,” “believe,” “seek,” “estimate,” “anticipate,” “may,” “possible,” “assume,” variations of such words and similar expressions are intended to identify such forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that could cause actual results to vary materially from those indicated, including:  risks that the proposed transactions disrupt plans and operations of either us or Alliance Boots, the ability to realize anticipated synergies and achieve anticipated financial results, the amount of costs, fees, expenses and charges incurred by Walgreens or Alliance Boots related to the transactions, the risks associated with international business operations, the risks associated with governance and control matters with respect to Alliance Boots,  whether the option to acquire the remainder of the Alliance Boots equity interest will be exercised, changes in vendor, payer and customer relationships and terms, changes in network participation, competition, changes in economic and business conditions generally or in the markets we or Alliance Boots participate, risks associated with new business initiatives and activities, the failure to obtain new contracts or extensions of existing contracts, the availability and cost of real estate and construction, risks associated with acquisitions, joint ventures, strategic investments  and divestitures, the ability to realize anticipated results from capital expenditures and cost reduction initiatives, outcomes of legal and regulatory matters, changes in legislation or regulations or interpretations thereof, and those described in Item 1A “Risk Factors” below and in other reports that we file or furnish with the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those indicated or anticipated by such forward-looking statements. Accordingly, you are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date they are made. Except to the extent required by law, we do not undertake, and expressly disclaim, any duty or obligation to update publicly any forward-looking statement after the date the statement is made, whether as a result of new information, future events, changes in assumptions or otherwise.

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

We derive a significant portion of our sales from prescription drug sales reimbursed through prescription drug plans administered by pharmacy benefit management (PBM) companies.  PBM companies typically administer multiple prescription drug plans that expire at various times and provide for varying reimbursement rates.  There can be no assurance that we will continue to participate in any particular pharmacy benefit manager network in any particular future time period.   If our participation in the prescription drug programs administered by one or more of the large PBM companies is restricted or terminated, we expect that our sales would be adversely affected, at least in the short term.  If we are unable to replace any such lost sales, either through an increase in other sales or through a resumption of participation in those plans, our operating results may be materially adversely affected.  For example, we were not part of the pharmacy provider network of Express Scripts, Inc., one of the largest PBMs, for more than eight months in 2012, which led most patients in plans administered by Express Scripts that we formerly served to transition to a new pharmacy and caused us to lose significant sales and adversely affected our operating results.  While we reached an agreement with Express Scripts in July 2012 and became part of the broadest network of pharmacies available to Express Scripts clients as of September 15, 2012, we expect the impact of this new agreement with Express Scripts to be incremental over time.  When we exit a pharmacy provider network and later resume network participation, there can be no assurance that we will achieve any particular level of business on any particular pace.  In addition, in such circumstances we may incur increased marketing and other costs in connection with initiatives to regain former patients and attract new patients covered by in-network plans. When we exit a pharmacy provider network and later resume network participation, there also can be no assurance that all clients of the PBM sponsor of the network will choose to include us again in their pharmacy network initially or at all.  For example, after we reached our agreement with Express Scripts, the United States Department of Defense TRICARE program, an Express Scripts client, announced that Walgreens would continue to be designated as a non-network pharmacy provider for TRICARE beneficiaries.

Reductions in third party reimbursement levels, from private or government plans, for prescription drugs could reduce our margin on pharmacy sales and could have a significant effect on our retail drugstore profits.

The continued efforts of health maintenance organizations, managed care organizations, pharmacy benefit management companies, government entities, and other third party payers to reduce prescription drug costs and pharmacy reimbursement rates, as well as litigation relating to how drugs are priced, may adversely impact our profitability.  In addition, some of these entities may offer pricing terms that we may not be willing to accept or otherwise restrict our participation in their networks of pharmacy providers.  Certain provisions of the Deficit Reduction Act of 2005 (the DRA) sought to reduce federal spending by altering the Medicaid reimbursement formula for multi-source (i.e., generic) drugs (AMP).  Those reductions did not go into effect.  The ACA, which was signed into law on March 23, 2010, enacted a modified reimbursement formula for multi-source drugs.  The modified formula, when implemented, is expected to reduce Medicaid reimbursements, which could adversely affect our revenues and profits.  There have also been a number of other recent proposals and enactments by the Federal government and various states to reduce Medicare Part D and Medicaid reimbursement levels in response to budget problems. We expect other similar proposals in the future.

Our profitability can be adversely affected by a decrease in the introduction of new brand name and generic prescription drugs.

Our sales and profit margins are materially affected by the introduction of new brand name and generic drugs.  New brand name drugs can result in increased drug utilization and associated sales revenues, while the introduction of lower priced generic alternatives typically result in relatively lower sales revenues, but higher gross profit margins.  Accordingly, a decrease in the number of significant new brand name drugs or generics successfully introduced could adversely affect our results of operations.

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

Walgreens and Alliance Boots entered into the Purchase and Option Agreement with the expectation that the transactions contemplated thereby would result in various benefits including, among other things, procurement cost savings and operating efficiencies, revenue synergies, innovation, sharing of best practices and a strengthened market position that may serve as a platform for future growth.  We currently anticipate that the transaction will be accretive to our earnings per share, excluding one-time transaction-related costs.  This expectation is based on our preliminary estimates, which may materially change.  The processes and initiatives needed to achieve these potential benefits are complex, costly and time-consuming, and we have not previously completed a transaction comparable in size or scope.  Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately at the present time.  Achieving the anticipated benefits of the Alliance Boots transaction is subject to a number of significant challenges and uncertainties, including, without limitation, whether unique corporate cultures will work collaboratively in an efficient and effective manner, the coordination of geographically separate organizations, the possibility of faulty assumptions underlying expectations regarding potential synergies and the integration process, unforeseen expenses or delays, and competitive factors in the marketplace.  In addition, there can be no assurance that we will decide to exercise the option to acquire the remaining 55% interest in Alliance Boots when we have the right to do so during a six-month period beginning 30 months after the initial closing. In the event that we do not exercise that option, under certain circumstances, our ownership interest in Alliance Boots would be reduced from 45% to 42% for nominal consideration to us. We could also encounter unforeseen transaction and integration-related costs or other circumstances such as unforeseen liabilities or other issues existing or arising with respect to the business of Alliance Boots or otherwise resulting from the transaction.  Many of these potential circumstances are outside of our control and any of them could result in increased costs, decreased revenue, decreased synergies and the diversion of management time and attention. If we are unable to achieve our objectives within the anticipated time frame, or at all, the expected benefits may not be realized fully or at all, or may take longer to realize than expected, which could have a material adverse impact on our business, financial condition and results of operations and the price of our common stock.

Our strategic relationship with Alliance Boots significantly increases our exposure to the risks of operating internationally, including in Euro zone and neighboring countries.

Prior to our investment in Alliance Boots, substantially all of our operations were conducted within the United States and its territories. The transaction with Alliance Boots significantly increases the importance of international business to our future operations, growth and prospects.  A substantial portion of Alliance Boots revenues are generated in the Euro zone and neighboring countries.  Our investment in international business operations is subject to a number of risks, including:

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

We cannot assure you that one or more of these factors will not have a material adverse effect on our or Alliance Boots business, results of operation or financial condition.

From time to time, we make investments in companies over which we do not have sole control, including our investment in Alliance Boots. Some of these companies may operate in sectors that differ from our current operations and have different risks.

From time to time, we make debt or equity investments in other companies that we may not control or over which we may not have sole control.  For example, we currently own only 45% of the outstanding Alliance Boots equity interests.  While we have designees serving on the Alliance Boots Board of Directors and veto rights over certain significant Alliance Boots actions under the terms of our shareholder agreement with them, we do not have the ability to control day-to-day operations of that company.  Although Alliance Boots and other businesses in which we have made non-controlling investments generally have a significant health and daily living component, some of them operate in businesses that are different from our primary lines of business.  Investments in these businesses, among other risks, subject us to the operating and financial risks of the businesses we invest in and to the risk that we do not have sole control over the operations of these businesses.  From time to time, we may make additional investments in or acquire other entities that may subject us to similar risks.  Investments in entities over which we do not have sole control, including joint ventures and strategic alliances, present additional risks such as having differing objectives from our partners or the entities in which we invest, or becoming involved in disputes, or competing with those persons. In addition, we rely on the internal controls and financial reporting controls of these entities and their failure to maintain effectiveness or comply with applicable standards may adversely affect us.

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

Our success depends on our ability to offer a superior shopping experience, a quality assortment of available merchandise and superior customer service.  We must identify, obtain supplies of, and offer to our customers, attractive, innovative and high-quality merchandise on a continuous basis.  Our products and services must satisfy the needs and desires of our customers, whose preferences may change in the future.  It is difficult to predict consistently and successfully the products and services our customers will demand. If we misjudge either the demand for products and services we sell or our customers’ purchasing habits and tastes, we may be faced with excess inventories of some products and missed opportunities for products and services we chose not to offer.  In addition, our sales may decline or we may be required to sell the merchandise we have obtained at lower prices. Failure to timely identify or effectively respond to changing consumer tastes, preferences and spending patterns could negatively affect our relationship with our customers, the demand for our products and services and our market share.

Our strategy is dependent, in part, upon the successful implementation of various strategic initiatives.

While our overall business strategy consists of many components and underlying initiatives, our long-term financial performance will be impacted by our ability to execute certain key initiatives.  In fiscal 2013, we plan to pursue strategies designed to further transform our traditional drugstore to a “retail health and daily living” store; advance community pharmacy to play a greater role in healthcare through integration and expanded services; deliver an outstanding customer experience through enhanced employee engagement; expand across new channels and markets; and enhance our cost structure through continuous improvement and innovation. If we are unable to effectively execute one or more of these key initiatives, our business, financial condition and results of operations may be materially adversely affected.

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

We rely extensively on our computer systems to manage our ordering, pricing, point-of-sale, inventory replenishment, customer loyalty program and other processes. Our systems are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, security breaches, vandalism, natural disasters, catastrophic events and human error, and our disaster recovery planning cannot account for all eventualities.  In addition, we are currently making, and expect to continue to make, substantial investments in our information technology systems and infrastructure and any risk of system disruption is further increased when significant system changes are undertaken. If our systems are damaged, fail to function properly or otherwise become unavailable, we may incur substantial costs to repair or replace them, and may experience loss of critical data and interruptions or delays in our ability to perform critical functions, which could adversely affect our business and results of operations.

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

Political, economic and regulatory influences are subjecting the healthcare industry to significant changes that could adversely affect our results of operations.  The ACA and the Health Care and Education Reconciliation Act of 2010 were signed into law on March 23, 2010 and March 30, 2010, respectively.  A number of the provisions of those laws require further rulemaking action by governmental agencies to implement, which has not yet occurred.  Future rulemaking could increase regulation of pharmacy services, result in changes to pharmacy reimbursement rates, and otherwise change the way we do business.  We cannot predict the timing or impact of any future rulemaking, but any such rulemaking could have an adverse impact on our results of operations.

We are subject to governmental regulations and procedures and other legal requirements. A significant change in, or noncompliance with, these regulations, procedures and requirements could have a material adverse effect on profitability.

Our retail drugstore and health and wellness services businesses are subject to numerous federal, state and local regulations. Changes in these regulations may require extensive system and operating changes that may be difficult to implement.  Untimely compliance or noncompliance with applicable regulations could result in the imposition of civil and criminal penalties that could adversely affect the continued operation of our business, including: suspension of payments from government programs; loss of required government certifications; loss of authorizations to participate in or exclusion from government reimbursement programs, such as the Medicare and Medicaid programs; loss of licenses; or significant fines or monetary penalties, and could adversely affect the continued operation of our business. The regulations to which we are subject include, but are not limited to: federal, state and local registration and regulation of pharmacies; applicable Medicare and Medicaid regulations; the Health Insurance Portability and Accountability Act, or HIPAA; the ACA; laws and regulations relating to the protection of the environment and health and safety matters, including those governing exposure to, and the management and disposal of, hazardous substances; regulations of the U.S. Food and Drug Administration, the U.S. Federal Trade Commission, the Drug Enforcement Administration, and the Consumer Product Safety Commission, as well as state regulatory authorities, governing the sale, advertisement and promotion of products we sell; anti-kickback laws; data privacy and security laws; false claims laws; laws against the corporate practice of medicine; and federal and state laws governing the practice of the profession of pharmacy.  In addition, we are party to a Corporate Integrity Agreement with the U.S. Department of Health and Human Services under which we have agreed to maintain a corporate compliance program.  We are also governed by federal and state laws of general applicability, including laws regulating matters of working conditions, health and safety and equal employment opportunity.  In addition, we could have exposure if we are found to have infringed another party's intellectual property rights.

Should a product liability issue, recall or personal injury issue arise it may damage our reputation, which may result in a material adverse effect on our business and financial condition and adversely affect our ability to maintain adequate product or other liability insurance coverage.  If we fail or are unable to maintain adequate product or other liability insurance coverage for any reason it may also result in a material adverse effect on our business and financial condition.

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

Throughout our operations, we receive, retain and transmit certain personal information that our customers provide to purchase products or services, enroll in promotional programs, participate in our customer loyalty program, register on our websites, or otherwise communicate and interact with us.  In addition, aspects of our operations depend upon the secure transmission of confidential information over public networks.  A compromise of our data security systems or those of businesses we interact with that results in information related to our customers or business being obtained by unauthorized persons could harm our reputation and expose us to regulatory actions and claims from customers, financial institutions, payment card associations and other persons, any of which could adversely affect our business, financial condition and results of operations.  In addition, a security breach could require that we expend additional resources related to the security of information systems and disrupt our business.  Compliance with changes in privacy and information security laws and standards may result in significant expense due to increased investment in technology and the development of new operational processes.  If we or those with whom we share information fail to comply with these laws and regulations or experience a data security breach, our reputation could be damaged and we could be subject to additional litigation and regulatory risks.

The Alliance Boots transaction reduced the percentage ownership interests of our current shareholders and the principal shareholders of Alliance Boots may have significant voting influence over matters requiring shareholder approval.

The principal shareholders of Alliance Boots, Stefano Pessina, Executive Chairman of Alliance Boots, and certain of his affiliates and affiliates of KKR & Co. L.P. (KKR), have the right to designate two members of our Board of Directors and are significant shareholders of our company.  In addition, if we elect to exercise the option to acquire the remaining 55% equity interest in Alliance Boots when we have the right to do so, we expect to issue approximately 144.3 million additional shares of our common stock, which amount is subject to adjustment in certain circumstances as described in the risk factor below. KKR and certain of its affiliates (the “KKR Investors”) and Mr. Pessina and certain of his affiliates (the “SP Investors”)  have agreed that, for so long as the SP Investors have the right to designate a person for service on our Board of Directors (or Mr. Pessina continues to serve as Executive Chairperson or Chief Executive Officer of Alliance Boots), and for so long as the KKR Investors have the right to designate a person for service on our Board, subject to certain exceptions, the SP Investors and the KKR Investors, as applicable, are obligated to vote all of their Company shares in accordance with the Board’s recommendation on matters submitted to a vote of our shareholders (including the election of directors).  These shareholders may be able to exercise significant influence over matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions, and this influence is expected to increase if we exercise the option and complete the second step transaction.

The amount and mix of consideration required to be paid by us upon the exercise of the option in the second step transaction is subject to adjustment in certain circumstances.

If the option to exercise the remaining 55% interest in Alliance Boots is exercised when we have the ability to do so, Walgreens expects to pay £3.133 billion (equivalent to approximately $5.0 billion based on exchange rates as of August 31, 2012) in cash and issue 144.3 million shares for the remaining interest in Alliance Boots, subject to the volume weighted average price of Walgreens common stock not being below $31.18 per share during a period shortly before the closing of the second step transaction.  However, if the volume weighted average price per share is below that level and the option is exercised, the difference in value would be made up by a cash payment or the issuance of additional shares of common stock at Walgreens election.  In addition, in certain circumstances after a change of control of Walgreens (as defined in the Purchase and Option Agreement), the selling shareholder of Alliance Boots  has the right to elect to receive all second step consideration in cash if the option to acquire the remaining 55% interest in Alliance Boots is exercised.  These provisions potentially could make the exercise of the second step option more costly or inadvisable by increasing the amount of cash and/or stock consideration we are required to pay.  If the amount of cash we are required to pay increases, the amount of indebtedness we incur also may increase, and if the amount of stock we are required to deliver increases, the percentage ownership interests of our existing shareholders would further decrease.

We share certain directors with Alliance Boots and certain of our officers serve on the Alliance Boots Board of Directors, which may give rise to conflicts of interest.

In connection with our initial 45% investment in Alliance Boots on August 2, 2012, four Walgreens executive officers, Gregory Wasson, President and Chief Executive Officer and a director of Walgreens, Wade Miquelon, Executive Vice President, Chief Financial Officer and President, International, Thomas J. Sabatino, Jr., Executive Vice President, General Counsel and Corporate Secretary, and Robert Zimmerman, Senior Vice President, International and International Chief Administration Officer, joined the Alliance Boots Board of Directors. In addition, Stefano Pessina, Executive Chairman of Alliance Boots, and Dominic Murphy, Director and Member of KKR, joined the Walgreens Board of Directors upon the closing. Mr. Pessina and his affiliates and KKR and its affiliates are significant shareholders of Alliance Boots.  These persons may have actual or apparent conflicts of interest with respect to matters involving or affecting each company. For example, while our contractual arrangements with Alliance Boots place restrictions on the parties’ conduct in various potential conflict situations and related party transactions are subject to review and approval by independent directors in accordance with the related party transaction approval  procedures described in our proxy statement, the potential for a conflict of interest exists when we on one hand, and Alliance Boots on the other hand, consider acquisitions and other corporate opportunities that may be suitable to Alliance Boots and us.  Conflicts may also arise if there are issues or disputes under the commercial arrangements that exist between Alliance Boots and us.

We have significant outstanding debt; our debt will increase if we incur additional debt in the future and do not retire existing debt, including if we decide to complete the second step transaction.

We have outstanding debt and other financial obligations and significant unused borrowing capacity. As of August 31, 2012, we had approximately $5.4 billion of outstanding indebtedness, including short-term borrowing.  Our indebtedness increased on September 13, 2012, when we completed the issuance and sale of $4.0 billion aggregate principal amount of senior unsecured notes of varying maturities, approximately $3.0 billion of which was used to refinance existing indebtedness.  In addition, if we exercise the call option and consummate the second step transaction, we are likely to incur significant additional debt in connection with the financing thereof and the assumption of the Alliance Boots debt then outstanding. Our debt level and related debt service obligations could have negative consequences, including:

•
requiring us to dedicate significant cash flow from operations to the payment of principal and interest on our debt, which would reduce the funds we have available for other purposes, such as capital expenditures, acquisitions or dividends to shareholders;

•	reducing our flexibility in planning for or reacting to changes in our business and market conditions; and
•	exposing us to interest rate risk since a portion of our debt obligations is at variable rates.

We may incur or assume significantly more debt in the future, including, but not limited to, in connection with the second step transaction. If we add new debt and do not retire existing debt, the risks described above could increase.

Our long-term debt obligations include covenants that may adversely affect our ability to incur certain secured indebtedness or engage in certain types of sale and leaseback transactions. Our ability to comply with these restrictions and covenants may be affected by events beyond our control. If we breach any of these restrictions or covenants and do not obtain a waiver from the lenders, then, subject to applicable cure periods, our outstanding indebtedness could be declared immediately due and payable. Alliance Boots GmbH and its subsidiaries are not subsidiaries of Walgreens and therefore are not subject to these restrictions and covenants.

Our credit ratings are important to our business.

The major credit rating agencies have assigned us and our corporate debt investment grade credit ratings.  These ratings are based on a number of factors, which include their assessment of our financial strength and financial policies.  We aim to maintain investment grade ratings as they serve to lower our borrowing costs and facilitate our access to a variety of lenders and other creditors, including landlords for our leased stores, on terms that we consider advantageous to our business.  However, there can be no assurance that any particular rating assigned to us will remain in effect for any given period of time or that a rating will not be changed or withdrawn by a rating agency, if in that rating agency’s judgment, future circumstances relating to the basis of the rating so warrant.  Incurrence of additional debt by Alliance Boots or us could adversely affect our credit ratings.  Any downgrade of our credit ratings could adversely affect our cost of funds, liquidity, competitive position and access to capital markets.

Our quarterly results may fluctuate significantly.

Our operating results have historically varied on a quarterly basis and may continue to fluctuate significantly in the future. Factors that may affect our quarterly operating results include, but are not limited to, seasonality, the timing of the introduction of new generic and brand name prescription drugs, the timing and severity of the cough, cold and flu season, significant acquisitions, dispositions and other strategic initiatives, the relative magnitude of our LIFO provision in any particular quarter, inflation and the other risk factors discussed under this Item 1A.  Accordingly, we believe that quarter-to-quarter comparisons of our operating results are not necessarily meaningful and investors should not rely on the results of any particular quarter as an indication of our future performance.

There are a number of additional business risks that could adversely affect our financial results.

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

•
Natural disasters, severe weather conditions, terrorist activities, global political and economic developments, war, health epidemics or pandemics or the prospect of these events can impact our store operations or damage our facilities in affected areas or have an adverse impact on consumer confidence levels and spending in our stores.

•
The long-term effects of climate change on general economic conditions and the pharmacy industry in particular are unclear, and changes in the supply, demand or available sources of energy and the regulatory and other costs associated with energy production and delivery may affect the availability or cost of goods and services, including natural resources, necessary to run our business.

•
The products we sell are sourced from a wide variety of domestic and international vendors, and any future inability to find qualified vendors and access products in a timely and efficient manner could adversely impact our business.

Item 1B.  Unresolved Staff Comments

There are no unresolved staff comments outstanding with the Securities and Exchange Commission at this time.

Item 2.  Properties

The Company's locations by state at August 31, 2012 and 2011 are listed below.

State	2012	2011	State	2012	2011	State	2012	2011
Alabama	106	101	Louisiana	151	147	Oklahoma	104	105
Alaska	5	5	Maine	15	14	Oregon	76	73
Arizona	254	254	Maryland	73	66	Pennsylvania	138	138
Arkansas	60	60	Massachusetts	179	180	Rhode Island	29	29
California	651	627	Michigan	233	230	South Carolina	114	110
Colorado	170	167	Minnesota	160	156	South Dakota	14	14
Connecticut	119	117	Mississippi	71	71	Tennessee	268	261
Delaware	68	67	Missouri	204	201	Texas	718	700
District of Columbia	5	3	Montana	14	13	Utah	44	43
Florida	878	864	Nebraska	62	61	Vermont	4	4
Georgia	204	203	Nevada	92	87	Virginia	143	133
Hawaii	13	11	New Hampshire	35	35	Washington	137	130
Idaho	41	42	New Jersey	205	199	West Virginia	22	21
Illinois	610	598	New Mexico	66	66	Wisconsin	234	231
Indiana	216	211	New York	526	524	Wyoming	11	11
Iowa	73	72	North Carolina	211	201	Guam	1	1
Kansas	71	69	North Dakota	1	1	Puerto Rico	113	110
Kentucky	103	102	Ohio	270	271	TOTAL	8,385	8,210

The Company owns approximately 20% of the retail drugstore locations open at August 31, 2012. The remaining drugstore locations are leased. The leases are for various terms and periods. See Note 3, "Leases" on page 32 of the 2012 Annual Report, which section is incorporated herein by reference. The Company has a strategic expansion program of adding new stores and remodeling and relocating existing stores. Net retail selling space increased from 86 million square feet at August 31, 2011 to 87 million square feet at August 31, 2012. Not including the approximately 5,000 locations that were converted under the Customer Centric Retailing initiative concluded in fiscal 2012, approximately 28% of Company stores have been opened or remodeled during the past five years. As of August 31, 2012, we had opened or converted stores with our pilot “Well Experience” store format in approximately 350 locations, including a market-wide transformation in the Indianapolis area and new flagship stores in select markets including Chicago, New York City, Las Vegas and Puerto Rico.

The Company's retail store operations are supported by 18 major distribution centers with a total of approximately 10 million square feet of space, of which 15 locations are owned. The remaining space is leased. All distribution centers are served by modern systems for order processing control, operating efficiencies and rapid merchandise delivery to stores. In addition, the Company uses public warehouses to handle certain distribution needs.

The Company operates 31 principal office facilities containing approximately three million square feet, of which 18 locations are owned. The Company operates two mail service facilities containing approximately 237 thousand square feet, one of which is owned.

The Company also owns 32 strip shopping malls containing approximately 2 million square feet.

The foregoing does not include properties acquired in connection with the USA Drug transaction, which closed in September 2012. It also does not include properties of unconsolidated partially owned entities, such as Alliance Boots GmbH, of which we own 45% of the outstanding share capital.

Item 3.  Legal Proceedings

The information in response to this item is incorporated herein by reference to Note 11 "Commitments and Contingencies" on pages 37 through 38 of the 2012 Annual Report.

Item 4.   Mine Safety Disclosures
Not Applicable.

Executive Officers of the Registrant

The following table sets forth, for each person serving as an executive officer of Walgreens as of October 19, 2012, the name, age and principal occupations and employment of such person for the past five years. Unless otherwise stated, employment is by Walgreens. Executive officers of Walgreens are elected annually by the Board of Directors and serve until a successor has been duly elected or appointed and qualified or until the officer's death, resignation or removal. There are no family relationships between any of the Company’s executive officers or directors.

Name and Business Experience	Age	Office(s) Held

Gregory D. Wasson	54	President and Chief Executive Officer
President and Chief Executive Officer since February 2009
Director since February 2009
President and Chief Operating Officer – May 2007 to February 2009
Executive Vice President – October 2005 to May 2007
President, Walgreens Health Services – March 2002 to May 2007 Director of Alliance Boots GmbH since August 2012

Sona Chawla	45	President, E-Commerce
President, E-Commerce since January 2011
Senior Vice President, E-Commerce – July 2008 to January 2011
Vice President, Global Online Business, Dell, Inc. – December 2006 to May 2008

Kermit R. Crawford	53	President, Pharmacy, Health and Wellness Services and Solutions
President, Pharmacy, Health and Wellness Services and Solutions since September 2010
Executive Vice President – January 2010 to September 2010
Senior Vice President - October 2007 to January 2010
Vice President – October 2005 to October 2007
Senior Vice President, Walgreens Health Services – October 2005 to September 2007

Joseph C. Magnacca	50	President, Daily Living Products and Solutions
President, Daily Living Products and Solutions since April 2011
President of Duane Reade Holdings, Inc. – July 2010 to April 2011
Senior Vice President and Chief Merchandising Officer of Duane Reade Holdings, Inc. – September 2008 to July 2010
Executive Vice President of Shoppers Drug Mart Corporation – 2001 to 2008

Wade D. Miquelon	47	Executive Vice President and Chief Financial Officer and President, International
President, International since October 2012
Executive Vice President and Chief Financial Officer since July 2009
Senior Vice President and Chief Financial Officer – June 2008 to July 2009
Executive Vice President and Chief Financial Officer, Tyson Foods, Inc. – June 2006 to June 2008
Director of Alliance Boots GmbH since August 2012

Mark A. Wagner	51	President, Community Management
President, Community Management since September 2010
Executive Vice President – March 2006 to September 2010

Thomas J. Sabatino, Jr.	53	Executive Vice President, General Counsel and Corporate Secretary
Executive Vice President, General Counsel and Corporate Secretary since September 2011
Executive Vice President and General Counsel of UAL Corporation and United Air Lines, Inc. – March 2010 to December 2010
Executive Vice President and General Counsel of Schering- Plough Corporation – April 2004 to November 2009 Director of Alliance Boots GmbH since August 2012

Graham W. Atkinson	61	Senior Vice President and Chief Marketing and Customer Experience Officer
Senior Vice President and Chief Marketing and Customer Experience Officer since October 2012
Senior Vice President and Chief Customer Experience Officer – January 2011 to October 2012
Executive Vice President of UAL Corporation and United Air Lines, Inc. and President of Mileage Plus frequent flyer program – October 2008 to December 2010
Executive Vice President – Chief Customer Officer of UAL Corporation and United Air Lines, Inc. – September 2006 to September 2008

Bradley M. Fluegel	51	Senior Vice President and Chief Strategy Officer
Senior Vice President and Chief Strategy Officer since October 2012
Executive in Residence at Health Evolution Partners – April 2011 to September 2012
Executive Vice President and Chief Strategy and External Affairs Officer of Wellpoint, Inc. – September 2007 to December 2010

Mia M. Scholz	46	Senior Vice President - Corporate Financial Operations, Controller and Chief Accounting Officer
Senior Vice President - Corporate Financial Operations since October 2012
Senior Vice President since January 2011
Vice President since October 2007
Controller and Chief Accounting Officer since January 2004
Divisional Vice President – January 2004 to October 2007

Timothy J. Theriault	52	Senior Vice President and Chief Information Officer
Senior Vice President and Chief Information Officer since October 2009
President, Corporate and Institutional Services, Northern Trust Corporation – January 2006 to October 2009

Kathleen Wilson-Thompson	55	Senior Vice President and Chief Human Resources Officer
Senior Vice President and Chief Human Resources Officer since January 2010
Senior Vice President, Global Human Resources of Kellogg Company – July 2005 to December 2009

Robert G. Zimmerman	60	Senior Vice President, International and International Chief Administration Officer
Senior Vice President, International and International Chief Administration Officer since October 2012
Senior Vice President and Chief Strategy Officer – September 2011 to September 2012
Senior Vice President since January 2011
Vice President – September 2007 to January 2011
Vice President and Chief Financial Officer, Walgreens Health Services – September 2001 to September 2007
Director of Alliance Boots GmbH since August 2012

W. Bryan Pugh	49	Vice President, Merchandising
Vice President, Merchandising since February 2009
Chief Retail Operations Officer, Fresh & Easy Neighborhood Markets, USA, Tesco PLC – March 2005 to December 2008

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company's common stock is listed on the New York Stock Exchange, Chicago Stock Exchange and The Nasdaq Stock Market LLC under the symbol WAG. As of August 31, 2012, there were approximately 81,446 holders of record of Company common stock.

The range of the sales prices of the Company's common stock by quarters during the years ended August 31, 2012 and August 31, 2011 are incorporated herein by reference to the caption “Common Stock Prices” on page 41 of the 2012 Annual Report.

The Company's cash dividends per common share declared during the two fiscal years ended August 31 are as follows:

Quarter Ended	2012	2011
November	$.225	$.175
February	.225	.175
May	.225	.175
August	.275	.225
Fiscal Year	$.950	$.750

The Company has paid cash dividends every quarter since 1933. Future dividends will be determined based on the Company's earnings, capital requirements, financial condition and other factors considered relevant by the Board of Directors.

The following table provides information about purchases by the Company during the quarter ended August 31, 2012 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act. Subject to applicable law, share purchases may be made in open market transactions, privately negotiated transactions, or pursuant to instruments and plans complying with Rule 10b5-1.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
6/01/2012 - 6/30/2012	3,711	$31.62	-	425,062,173
7/01/2012 - 7/31/2012	1,617	30.09	-	425,062,173
8/01/2012 - 8/31/2012	5,735	35.81	-	425,062,173
Total	11,063	$33.56	-

(1)
The Company purchased 11,063 shares of its common stock in open-market transactions to satisfy the requirements of the Company's employee stock purchase and option plans, as well as the Company's Nonemployee Director Stock Plan.

(2)
On July 13, 2011, the Board of Directors approved a share repurchase program (2012 repurchase program) that allows for the repurchase of up to $2.0 billion of the Company’s common stock prior to its expiration on December 31, 2015.  The total remaining authorization under the 2012 repurchase program was $425 million as of August 31, 2012.

Item 6.  Selected Financial Data

The information in response to this item is incorporated herein by reference to the caption “Five-Year Summary of Selected Consolidated Financial Data” on page 17 of the 2012 Annual Report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The information in response to this item is incorporated herein by reference to the caption “Management's Discussion and Analysis of Results of Operations and Financial Condition” on pages 18 through 25 of the 2012 Annual Report.

Item 7A.  Qualitative and Quantitative Disclosures about Market Risk

We are exposed to interest rate volatility with regard to future issuances of fixed-rate debt, and existing and future issuances of floating-rate debt. Primary exposures include U.S. Treasury rates, LIBOR, and commercial paper rates. From time to time, we use interest rate swaps and forward-starting interest rate swaps to hedge our exposure to interest rate changes, to reduce the volatility of our financing costs, and to achieve a desired proportion of fixed versus floating-rate debt, based on current and projected market conditions. Generally under these swaps, we agree with a counterparty to exchange the difference between fixed-rate and floating-rate interest amounts based on an agreed upon notional principal amount.

In January 2010, we entered into two interest rate swap transactions converting our $1.3 billion 4.875% fixed rate notes to a floating interest rate based on the six month LIBOR in arrears plus a constant spread. In May 2011, we entered into two additional interest rate swap transactions converting $250 million 5.25% fixed rate notes to a floating interest rate based on the six month LIBOR in arrears plus a constant spread. In March 2012, the Company entered into interest rate swaps with the same two counterparties converting an additional $250 million of its 5.25% fixed rate notes to a floating interest rate based on the one-month LIBOR in arrears plus a constant spread. All swap termination dates coincide with the respective note maturity dates.

In July 2012, the Company entered into a forward starting interest rate swap with two counterparties locking in the then current interest rate on $350 million of its anticipated debt issuance in connection with the Alliance Boots transaction. In August 2012, two additional swaps totaling $650 million were entered into with four different counterparties, hedging the same anticipated debt instrument, for a total of $1.0 billion. In September 2012, the Company issued $4.0 billion in notes, which terminated all forward starting interest rate swaps. The proceeds and gains resulting from the swaps were immaterial.

These financial instruments are sensitive to changes in interest rates. On August 31, 2012, we had $4.8 billion in long-term debt obligations that had floating interest rates. A one percentage point increase or decrease in interest rates would increase or decrease the annual interest expense we recognize and the cash we pay for interest expense by approximately $48 million. In conjunction with the September 2012 notes issuance we refinanced $3.0 billion of the $4.8 billion outstanding floating rate long-term debt at August 31, 2012. This refinancing included $550 million of floating rate notes which accrue interest at the rate equal to the three-month U.S. dollar LIBOR as determined at the beginning of each quarterly period, plus 0.500%. The remaining notes that were part of the refinancing were at fixed rates. A one percentage point increase or decrease in the three-month U.S. dollar LIBOR would increase or decrease the annual interest expense we recognize and the cash we pay for interest expense on these floating rate notes by approximately $6 million.

In connection with our Purchase and Option Agreement with Alliance Boots and the transactions contemplated thereby, our exposure to foreign currency risks, primarily with respect to the British pound sterling, and to a lesser extent the Euro and certain other foreign currencies, is expected to increase.  We are exposed to the translation of foreign currency earnings to the U.S. dollar as a result of our 45% interest in Alliance Boots GmbH, which we account for using the equity method of accounting on a one month lag.   Foreign currency forward contracts and other derivative instruments may be used from time to time in some instances to hedge in full or in part certain risks relating to foreign currency denominated assets and liabilities, intercompany transactions, and in connection with acquisitions, joint ventures or investments outside the United States.  As of August 31, 2012 and August 31, 2011, we did not have any outstanding foreign exchange derivative instruments.

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

Report on Internal Control Over Financial Reporting

Management's report on internal control over financial reporting and the report of Deloitte & Touche LLP, the Company's independent registered public accounting firm, related to their assessment of the effectiveness of internal control over financial reporting are included in our fiscal 2012 Annual Report and are incorporated in this Item 9A by reference.

Changes in Internal Control over Financial Reporting

In connection with the evaluation pursuant to Exchange Act Rule 13a-15(d) of the Company's internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) by the Company's management, including its CEO and CFO, no changes during the quarter ended August 31, 2012 were identified that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 9B.  Other Information
None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance
The information required by Item 10, with the exception of the information relating to the executive officers of the Company, which is presented in Part I above under the heading "Executive Officers of the Registrant," is incorporated herein by reference to the following sections of the Company's 2012 Proxy Statement:  Proposal 1, Election of Directors; The Board of Directors, Board Committees and Corporate Governance; and Section 16(a) Beneficial Ownership Reporting Compliance.

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

Item 11.  Executive Compensation
The information required by Item 11 is incorporated herein by reference to the following sections of the Company's 2012 Proxy Statement: Director Compensation; and Executive Compensation.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is incorporated herein by reference to the following sections of the Company's 2012 Proxy Statement: Security Ownership of Certain Beneficial Owners and Management; and Equity Compensation Plans.

Item 13.  Certain Relationships and Related Transactions and Director Independence
The information required by Item 13 is incorporated herein by reference to the following sections of the Company's 2012 Proxy Statement: Certain Relationships and Related Party Transactions; and The Board of Directors, Board Committees and Corporate Governance.

Item 14.  Principal Accounting Fees and Services
The information required by Item 14 is incorporated herein by reference to the following sections of the Company's 2012 Proxy Statement: Independent Registered Public Accounting Firm Fees and Services.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)	Documents filed as part of this report:

(1)	Financial statements. The following financial statements, supplementary data, and report of independent public accountants appearing in the 2012 Annual Report are incorporated herein by reference.

2012 Annual Report Page Number (printed)
Consolidated Statements of Comprehensive Income and Shareholders' Equity for the years ended August 31, 2012, 2011 and 2010	26 – 27
Consolidated Balance Sheets at August 31, 2012 and 2011	28
Consolidated Statements of Cash Flows for the years ended August 31, 2012, 2011 and 2010	29
Notes to Consolidated Financial Statements	30 – 42
Management's Report on Internal Control	43
Report of Independent Registered Public Accounting Firm	43

(2)	Financial statement schedules and supplementary information. The following financial statement schedule and related report of the independent registered public accounting firm is included herein.

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

Alliance Boots GmbH

Since August 2, 2012, we have had an investment in Alliance Boots GmbH that we account for using the equity method of accounting.  SEC Rule 3-09 of Regulation S-X requires that we include or incorporate by reference Alliance Boots GmbH financial statements in this Annual Report on Form 10-K since our investment was considered to be significant in the context of Rule 3-09 for the year ended August 31, 2012. Alliance Boots GmbH audited consolidated financial statements for the years ended March 31, 2012, 2011 and 2010 are filed as Exhibit 99.1 hereto and incorporated herein by reference. We plan to file with the SEC on or before September 30, 2013 the audited consolidated financial statements of Alliance Boots GmbH as of and for the years ended March 31, 2013 and 2012.

(3)	Exhibits. Exhibits 10.1 through 10.58 constitute management contracts or compensatory plans or arrangements required to be filed as exhibits pursuant to Item 15(b) of this Form 10-K.

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

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time.

(b)           Exhibits

Exhibit No.		Description	SEC Document Reference
2.1	*	Purchase and Option Agreement by and among Walgreen Co., Alliance Boots GmbH and AB Acquisitions Holdings Limited dated June 18, 2012 and related annexes	Incorporated by reference to Exhibit 2.1 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on June 19, 2012.

3.1		Amended and Restated Articles of Incorporation of Walgreen Co.	Incorporated by reference to Exhibit 3.1 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on January 19, 2011.

3.2		Amended and Restated By-Laws of Walgreen Co., as amended effective as of August 2, 2012.	Incorporated by reference to Exhibit 3.1 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on August 6, 2012.

4.1	**	Form of Indenture between Walgreen Co. and Wells Fargo Bank, National Association.	Incorporated by reference to Exhibit 4.1 to Walgreen Co.’s registration statement on Form S-3ASR (File No. 333-152315) filed with the SEC on July 14, 2008.

4.2		Form of 4.875% Note due 2013.	Incorporated by reference to Exhibit 4.1 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on July 17, 2008.

4.3		Form of 5.25% Note due 2019.	Incorporated by reference to Exhibit 4.1 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on January 13, 2009.

4.4		Form of Floating Rate Note due 2014.	Incorporated by reference to Exhibit 4.1 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on September 13, 2012.

4.5		Form of 1.000% Note due 2015.	Incorporated by reference to Exhibit 4.2 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on September 13, 2012.

4.6		Form of 1.800% Note due 2017.	Incorporated by reference to Exhibit 4.3 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on September 13, 2012.

4.7		Form of 3.100% Note due 2022.	Incorporated by reference to Exhibit 4.4 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on September 13, 2012.

4.8		Form of 4.400% Note due 2042.	Incorporated by reference to Exhibit 4.5 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on September 13, 2012.

4.9
Shareholders Agreement, dated as of August 2, 2012, among Walgreen Co., Stefano Pessina, KKR Sprint (European II) Limited, KKR Sprint (2006) Limited and KKR Sprint (KPE) Limited, Alliance Santé Participations S.A., Kohlberg Kravis Roberts & Co. L.P. and certain other investors party thereto
Incorporated by reference to Exhibit 4.1 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on August 6, 2012.

10.1		Walgreen Co. Management Incentive Plan (as amended and restated effective September 1, 2008).	Incorporated by reference to Exhibit 10.3 to Walgreen Co.’s Annual Report on Form 10-K for the fiscal year ended August 31, 2008 (File No. 1-00604).

10.2		Walgreen Co. 2011 Cash-Based Incentive Plan.	Incorporated by reference to Exhibit 10.1 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on January 17, 2012.

10.3		Walgreen Co. Long-Term Performance Incentive Plan (amendment and restatement of the Walgreen Co. Restricted Performance Share Plan).	Incorporated by reference to Exhibit 10.1 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on January 11, 2007.

10.4		Walgreen Co. Long-Term Performance Incentive Plan Amendment No. 1 (effective January 10, 2007).	Incorporated by reference to Exhibit 10.2 to Walgreen Co.’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2007 (File No. 1-00604).

10.5		Walgreen Co. Long-Term Performance Incentive Plan Amendment No. 2.	Incorporated by reference to Exhibit 10.1 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on April 14, 2011.

10.6		Form of Restricted Stock Unit Award Agreement (August 15, 2011 grants).	Incorporated by reference to Exhibit 10.5 to Walgreen Co.’s Annual Report on Form 10-K for the fiscal year ended August 31, 2011 (File No. 1-00604).

10.7		Form of Restricted Stock Unit Award Agreement (effective November 1, 2012).	Filed herewith.

10.8		Form of Performance Share Contingent Award Agreement (effective September 1, 2008).	Incorporated by reference to Exhibit 10.14 to Walgreen Co.’s Annual Report on Form 10-K for the fiscal year ended August 31, 2008 (File No. 1-00604).

10.9		Form of Performance Share Contingent Award Agreement (effective September 1, 2011).	Incorporated by reference to Exhibit 10.8 to Walgreen Co.’s Annual Report on Form 10-K for the fiscal year ended August 31, 2011 (File No. 1-00604).

10.10		Form of Restricted Stock Award Agreement (effective June 2008).	Incorporated by reference to Exhibit 10.15 to Walgreen Co.’s Annual Report on Form 10-K for the fiscal year ended August 31, 2008 (File No. 1-00604).

10.11		Walgreen Co. Executive Stock Option Plan (as amended and restated effective January 13, 2010).	Incorporated by reference to Exhibit 99.1 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on January 20, 2010.

10.12		Form of Stock Option Agreement (Benefit Indicator 512 - 515) (effective September 1, 2011).	Incorporated by reference to Exhibit 10.11 to Walgreen Co.’s Annual Report on Form 10-K for the fiscal year ended August 31, 2011 (File No. 1-00604).

10.13		Form of Stock Option Agreement (Benefit Indicator 516 and above) (effective September 1, 2011).	Incorporated by reference to Exhibit 10.12 to Walgreen Co.’s Annual Report on Form 10-K for the fiscal year ended August 31, 2011 (File No. 1-00604).

10.14		Walgreen Co. 1986 Executive Deferred Compensation/Capital Accumulation Plan.	Incorporated by reference to Exhibit 10 to Walgreen Co.’s Annual Report on Form 10-K for the fiscal year ended August 31, 1986 (File No. 1-00604).

10.15		Walgreen Co. 1988 Executive Deferred Compensation/Capital Accumulation Plan.	Incorporated by reference to Exhibit 10 to Walgreen Co.’s Quarterly Report on Form 10-Q for the quarter ended November 30, 1987 (File No. 1-00604).

10.16		Amendments to Walgreen Co. 1986 and 1988 Executive Deferred Compensation/ Capital Accumulation Plans.	Incorporated by reference to Exhibit 10 to Walgreen Co.’s Quarterly Report on Form 10-Q for the quarter ended November 30, 1988 (File No. 1-00604).

10.17		Walgreen Co. 1992 Executive Deferred Compensation/Capital Accumulation Plan Series 1.	Incorporated by reference to Exhibit 10 to Walgreen Co.’s Annual Report on Form 10-K for the fiscal year ended August 31, 1992 (File No. 1-00604).

10.18		Walgreen Co. 1992 Executive Deferred Compensation/Capital Accumulation Plan Series 2.	Incorporated by reference to Exhibit 10 to Walgreen Co.’s Annual Report on Form 10-K for the fiscal year ended August 31, 1992 (File No. 1-00604).

10.19		Walgreen Co. 1997 Executive Deferred Compensation/Capital Accumulation Plan Series 1.	Incorporated by reference to Exhibit 10(c) to Walgreen Co.’s Quarterly Report on Form 10-Q for the quarter ended February 28, 1997 (File No. 1-00604).

10.20		Walgreen Co. 1997 Executive Deferred Compensation/Capital Accumulation Plan Series 2.	Incorporated by reference to Exhibit 10(d) to Walgreen Co.’s Quarterly Report on Form 10-Q for the quarter ended February 28, 1997 (File No. 1-00604).

10.21		Walgreen Co. 2001 Executive Deferred Compensation/Capital Accumulation Plan.	Incorporated by reference to Exhibit 10(g) to Walgreen Co.’s Annual Report on Form 10-K for the fiscal year ended August 31, 2001 (File No. 1-00604).

10.22		Walgreen Co. 2002 Executive Deferred Compensation/Capital Accumulation Plan.	Incorporated by reference to Exhibit 10(g) to Walgreen Co.’s Annual Report on Form 10-K for the fiscal year ended August 31, 2002 (File No. 1-00604).

10.23		Amendment to the Walgreen Co. 1986, 1988, 1992 (Series 1), 1992 (Series 2), 1997 (Series 1), 1997 (Series 2), 2001 and 2002 Executive Deferred Compensation/ Capital Accumulation Plans.	Incorporated by reference to Exhibit 10.3 to Walgreen Co.’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2009 (File No. 1-00604).

10.24		Walgreen Co. 2006 Executive Deferred Compensation/Capital Accumulation Plan (effective January 1, 2006).	Incorporated by reference to Exhibit 10(b) to Walgreen Co.’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2005 (File No. 1-00604).

10.25		Walgreen Co. 2011 Executive Deferred Compensation Plan.	Incorporated by reference to Exhibit 10.1 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on November 12, 2010.

10.26		Amendment No. 1 to the Walgreen Co. 2011 Executive Deferred Compensation Plan.	Incorporated by reference to Exhibit 10.1 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on January 19, 2011.

10.27		Walgreen Co. Executive Deferred Profit-Sharing Plan, as amended and restated effective January 1, 2012.	Incorporated by reference to Exhibit 10.2 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on July 15, 2011.

10.28		Share Walgreens Stock Purchase/Option Plan (effective October 1, 1992), as amended.	Incorporated by reference to Exhibit 10(d) to Walgreen Co.’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2003 (File No. 1-00604).

10.29		Share Walgreens Stock Purchase/Option Plan Amendment No. 4 (effective July 15, 2005), as amended.	Incorporated by reference to Exhibit 10(h)(ii) to Walgreen Co.’s Annual Report on Form 10-K for the fiscal year ended August 31, 2005 (File No. 1-00604).

10.30		Share Walgreens Stock Purchase/Option Plan Amendment No. 5 (effective October 11, 2006).	Incorporated by reference to Exhibit 10(b) to Walgreen Co.’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2006 (File No. 1-00604).

10.31		Walgreen Select Senior Executive Retiree Medical Expense Plan.	Incorporated by reference to Exhibit 10(j) to Walgreen Co.’s Annual Report on Form 10-K for the fiscal year ended August 31, 1996 (File No. 1-00604).

10.32		Walgreen Select Senior Executive Retiree Medical Expense Plan Amendment No. 1 (effective August 1, 2002).	Incorporated by reference to Exhibit 10(a) to Walgreen Co.’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2003 (File No. 1-00604).

10.33		Walgreen Co. Profit-Sharing Restoration Plan (as restated effective January 1, 2003).	Incorporated by reference to Exhibit 10(b) to Walgreen Co.’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2003 (File No. 1-00604).

10.34		Walgreen Co. Profit-Sharing Restoration Plan Amendment No. 1 (effective January 1, 2008).	Incorporated by reference to Exhibit 10.36 to Walgreen Co.’s Annual Report on Form 10-K for the fiscal year ended August 31, 2008 (File No. 1-00604).

10.35		Walgreen Co. Profit-Sharing Restoration Plan Amendment No. 2 (effective January 1, 2010).	Incorporated by reference to Exhibit 10.1 to Walgreen Co.’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2010 (File No. 1-00604).

10.36		Amendment to the Walgreen Co. Profit-Sharing Restoration Plan.	Incorporated by reference to Exhibit 10.3 to Walgreen Co.’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2010 (File No. 1-00604).

10.37		Amendment to the Walgreen Co. Profit-Sharing Restoration Plan.	Incorporated by reference to Exhibit 10.2 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on January 19, 2011.

10.38		Amendment to the Walgreen Co. Profit-Sharing Restoration Plan.	Incorporated by reference to Exhibit 10.1 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on April 13, 2012.

10.39		Walgreen Co. 162(m) Deferred Compensation Plan, as amended and restated.	Incorporated by reference to Exhibit 10.1 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on October 17, 2011.

10.40		Walgreen Co. Nonemployee Director Stock Plan, as amended and restated (effective January 14, 2004).	Incorporated by reference to Exhibit 10(a) to Walgreen Co.’s Quarterly Report on Form 10-Q for the quarter ended February 29, 2004 (File No. 1-00604).

10.41		Walgreen Co. Nonemployee Director Stock Plan Amendment No. 1 (effective October 12, 2005).	Incorporated by reference to Exhibit 10(a) to Walgreen Co.’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2005 (File No. 1-00604).

10.42		Walgreen Co. Nonemployee Director Stock Plan Amendment No. 2 (effective October 11, 2006).	Incorporated by reference to Exhibit 10(f) to Walgreen Co.’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2006 (File No. 1-00604).

10.43		Walgreen Co. Nonemployee Director Stock Plan Amendment No. 3 (effective September 1, 2009).	Incorporated by reference to Exhibit 10.43 to Walgreen Co.’s Annual Report on Form 10-K for the fiscal year ended August 31, 2010 (File No. 1-00604).

10.44		Walgreen Co. Broad-Based Stock Option Plan (effective July 10, 2002).	Incorporated by reference to Exhibit 10(p) to Walgreen Co.’s Annual Report on Form 10-K for the fiscal year ended August 31, 2002 (File No. 1-00604).

10.45		Walgreen Co. Broad-Based Employee Stock Option Plan Amendment No. 1 (effective April 1, 2003).	Incorporated by reference to Exhibit 10(c) to Walgreen Co.’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2003 (File No. 1-00604).

10.46		Walgreen Co. Broad-Based Employee Stock Option Plan Amendment No. 2 (effective October 11, 2006).	Incorporated by reference to Exhibit 10(e) to Walgreen Co.’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2006 (File No. 1-00604).

10.47		Form of Change of Control Employment Agreements.	Incorporated by reference to Exhibit 10 to Walgreen Co.’s Current Report on Form 8-K dated October 18, 1988 (File No. 1-00604).

10.48		Form of Amendment to Change of Control Employment Agreements (effective January 1, 2009).	Incorporated by reference to Exhibit 10.2 to Walgreen Co.’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2009 (File No. 1-00604).

10.49		Amendment to Employment Agreements adopted July 12, 1989.	Incorporated by reference to Exhibit 10 to Walgreen Co.’s Annual Report on Form 10-K for the fiscal year ended August 31, 1989 (File No. 1-00604).

10.50		Walgreen Co. Executive Severance and Change in Control Plan effective January 1, 2013	Incorporated by reference to Exhibit 10.1 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on July 16, 2012.

10.51		Executive Stock Option Plan – Stock Option Agreement made as of October 10, 2008 between Alan G. McNally and Walgreen Co.	Incorporated by reference to Exhibit 10.8 to Walgreen Co.’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2008 (File No. 1-00604).

10.52		Long-Term Performance Incentive Plan – Restricted Stock Unit Award Agreement made as of October 10, 2008 between Alan G. McNally and Walgreen Co.	Incorporated by reference to Exhibit 10.9 to Walgreen Co.’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2008 (File No. 1-00604).

10.53		Agreement and Release between Hal F. Rosenbluth and Walgreen Co.	Incorporated by reference to Exhibit 10.2 to Walgreen Co.’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2011 (File No. 1-00604).

10.54		Separation Agreement and Release Agreement between Kimberly L. Feil and Walgreen Co.	Incorporated by reference to Exhibit 10.2 to Walgreen Co.’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2011 (File No. 1-00604).

10.55		Offer letter agreement dated March 10, 2011 between Joseph C. Magnacca and Walgreen Co.	Incorporated by reference to Exhibit 10.3 to Walgreen Co.’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2011 (File No. 1-00604).

10.56		Offer letter agreement dated August 9, 2011 between Thomas J. Sabatino and Walgreen Co.	Incorporated by reference to Exhibit 10.55 to Walgreen Co.’s Annual Report on Form 10-K for the fiscal year ended August 31, 2011 (File No. 1-00604).

10.57		drugstore.com, inc., 1998 Stock Plan, as amended.	Incorporated by reference to Exhibit 99.1 to Walgreen Co.’s Registration Statement on Form S-8 (File No. 333-174811) filed with the SEC on June 9, 2011.

10.58		drugstore.com, inc., 2008 Equity Incentive Plan, as amended.	Incorporated by reference to Exhibit 99.2 to Walgreen Co.’s Registration Statement on Form S-8 (File No. 333-174811) filed with the SEC on June 9, 2011.

10.59		364-Day Bridge Term Loan Agreement, dated as of July 23, 2012, among Walgreen Co., the lenders party thereto, and Goldman Sachs Bank USA, as administrative agent	Incorporated by reference to Exhibit 10.1 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on July 26, 2012.

10.60
Credit Agreement, dated as of July 23, 2012, among Walgreen Co., the lenders party thereto, Bank of America, N.A., as administrative agent and a letter of credit issuer, and Wells Fargo Bank, National Association, as a letter of credit issuer

Incorporated by reference to Exhibit 10.2 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on July 26, 2012.

10.61
Second Amendment to Credit Agreement, dated as of July 23, 2012, by and among Walgreen Co., the lenders party thereto, Bank of America, N.A., as administrative agent and a letter of credit issuer and Wells Fargo Bank, National Association, as a letter of credit issuer (including the Credit Agreement, dated as of July 20, 2011, as amended by such Second Amendment to Credit Agreement, as an exhibit thereto)
Incorporated by reference to Exhibit 10.3 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on July 26, 2012.

10.62		Shareholders’ Agreement, dated as of August 2, 2012, by and among Alliance Boots GmbH, AB Acquisition Holdings Limited and Walgreen Co.	Incorporated by reference to Exhibit 10.1 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on August 6, 2012.

12.		Computation of Ratio of Earnings to Fixed Charges.	Filed herewith.

13.		Portions of the Walgreen Co. Annual Report to Shareholders for the fiscal year ended August 31, 2012.
This report, except for those portions thereof which are expressly incorporated by reference in this Form 10-K, is being furnished for the information of the SEC and is not deemed to be "filed" as a part of the filing of this Form 10-K.

21.		Subsidiaries of the Registrant.	Filed herewith.

23.		Consent of Independent Registered Public Accounting Firm.	Filed herewith.

31.1		Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2		Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1		Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.	Furnished herewith.

32.2		Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.	Furnished herewith.

99.1		Alliance Boots GmbH audited consolidated financial statements for the years ended March 31, 2012, 2011 and 2010.	Incorporated by reference to Exhibit 99.1 to Walgreen Co.’s Current Report on Form 8-K/A (File No. 1-00604) filed with the SEC on September 10, 2012.

101
The following financial statements and footnotes from the Walgreen Co. Annual Report on Form 10-K for the year ended August 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statement of Earnings; (ii) Consolidated Statement of Cash Flows; (iii) Consolidated Balance Sheet; (iv) Consolidated Statement of Shareholders' Equity, and (v) the Notes to Consolidated Financial Statements.
Filed herewith.

*	Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Copies of any omitted schedule or exhibit will be furnished supplementally to the SEC upon request.

**
Other instruments defining the rights of holders of long-term debt of the registrant and its consolidated subsidiaries may be omitted from Exhibit 4 in accordance with Item 601(b)(4)(iii)(A) of Regulation S-K.  Copies of any such agreements will be furnished supplementally to the SEC upon request.

WALGREEN CO. AND SUBSIDIARIES

SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED AUGUST 31, 2012, 2011 AND 2010

(Dollars in Millions)

	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions	Balance at End of Period

Allowances deducted from receivables for doubtful accounts -

Year Ended August 31, 2012	$101	$107	$(109)	$99

Year Ended August 31, 2011	$104	$88	$(91)	$101

Year Ended August 31, 2010	$110	$111	$(117)	$104

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Walgreen Co.:

We have audited the consolidated financial statements of Walgreen Co. and Subsidiaries (the “Company”) as of August 31, 2012 and 2011, and for each of the three years in the period ended August 31, 2012, and the Company’s internal control over financial reporting as of August 31, 2012, and have issued our report thereon dated October 19, 2012; such consolidated financial statements and report are included in your 2012 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of the Company listed in Item 15. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

Chicago, Illinois
October 19, 2012

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WALGREEN CO.

October 19, 2012                                                                           By:   /s/  Wade D. Miquelon
Wade D. Miquelon
Executive Vice President and Chief Financial Officer and President, International

Pursuant to the requirements of the Securities and Exchange Act of 1934 this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Gregory D. Wasson	President and Chief Executive Officer	October 19, 2012
Gregory D. Wasson	(Principal Executive Officer)

/s/ Wade D. Miquelon	Executive Vice President and Chief Financial Officer and President, International	October 19, 2012
Wade D. Miquelon	(Principal Financial Officer)

/s/ Mia M. Scholz	Senior Vice President – Corporate Financial Operations, Controller and Chief Accounting Officer	October 19, 2012
Mia M. Scholz	(Principal Accounting Officer)

/s/ Jan Babiak	Director	October 19, 2012
Jan Babiak

/s/ David J. Brailer	Director	October 19, 2012
David J. Brailer

/s/ Steven A. Davis	Director	October 19, 2012
Steven A. Davis

/s/ William C. Foote	Director	October 19, 2012
William C. Foote

/s/ Mark P. Frissora	Director	October 19, 2012
Mark P. Frissora

/s/ Ginger L. Graham	Director	October 19, 2012
Ginger L. Graham

/s/ Alan G. McNally	Director	October 19, 2012
Alan G. McNally

/s/ Dominic P. Murphy	Director	October 19, 2012
Dominic P. Murphy

/s/ Stefano Pessina	Director	October 19, 2012
Stefano Pessina

/s/ Nancy M. Schlichting	Director	October 19, 2012
Nancy M. Schlichting

/s/ David Y. Schwartz	Director	October 19, 2012
David Y. Schwartz

/s/ Alejandro Silva	Director	October 19, 2012
Alejandro Silva

/s/ James A. Skinner	Chairman of the Board	October 19, 2012
James A. Skinner

INDEX

Exhibit No.	Description

10.7	Form of Restricted Stock Unit Award Agreement (effective November 1, 2012).

12	Computation of Ratio of Earnings to Fixed Charges.

13
Portions of the Walgreen Co. Annual Report to shareholders for the fiscal year ended August 31, 2012. This report, except for those portions thereof which are expressly incorporated by reference in this Form 10-K, is being furnished for the information of the Securities and Exchange Commission and is not deemed to be "filed" as a part of the filing of this Form 10-K.

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

101
The following financial statements and footnotes from the Walgreen Co. Annual Report on Form 10-K for the year ended August 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statement of Earnings; (ii) Consolidated Statement of Cash Flows; (iii) Consolidated Balance Sheet; (iv) Consolidated Statement of Shareholders' Equity, and (v) the Notes to Consolidated Financial Statements.