Form 10-Q
period 2012-11-30
WALGREEN CO
filed 2012-12-28
CIK 104207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended November 30, 2012

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
Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐ (Do not check if a smaller reporting company) Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑

The number of shares outstanding of the registrant's Common Stock, $.078125 par value, as of November 30, 2012 was 945,104,739.

WALGREEN CO.

FORM 10-Q FOR THE QUARTER ENDED NOVEMBER 30, 2012

TABLE OF CONTENTS

PART I.                      FINANCIAL INFORMATION

Item 1.	Consolidated Condensed Financial Statements (Unaudited)
	a)	Balance Sheets
	b)	Statements of Comprehensive Income
	c)	Statements of Cash Flows
	d)	Notes to Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosure about Market Risk
Item 4.	Controls and Procedures

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings
Item 1A.	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 6.	Exhibits

PART I. FINANCIAL INFORMATION

Item 1.  Consolidated Condensed Financial Statements (Unaudited)

WALGREEN CO. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(UNAUDITED)
(In millions, except per share amounts)

	November 30,	August 31,	November 30,
	2012	2012	2011
Assets
Current Assets:
Cash and cash equivalents	$1,829	$1,297	$1,094
Accounts receivable, net	2,264	2,167	2,586
Inventories	7,821	7,036	8,231
Other current assets	248	260	196
Total Current Assets	12,162	10,760	12,107
Non-Current Assets:
Property and equipment, at cost, less accumulated depreciation and amortization	12,110	12,038	11,699
Equity investment in Alliance Boots	6,112	6,140	-
Alliance Boots call option	876	866	-
Goodwill	2,404	2,161	2,017
Other non-current assets	1,595	1,497	1,606
Total Non-Current Assets	23,097	22,702	15,322
Total Assets	$35,259	$33,462	$27,429

Liabilities & Shareholders' Equity
Current Liabilities:
Short-term borrowings	$1,316	$1,319	$11
Trade accounts payable	4,821	4,384	4,778
Accrued expenses and other liabilities	3,028	3,019	3,091
Income taxes	155	-	349
Total Current Liabilities	9,320	8,722	8,229
Non-Current Liabilities:
Long-term debt	5,069	4,073	2,390
Deferred income taxes	559	545	284
Other non-current liabilities	1,932	1,886	1,852
Total Non-Current Liabilities	7,560	6,504	4,526
Commitments and Contingencies (see Note 10)
Shareholders' Equity:
Preferred stock $.0625 par value; authorized 32 million shares, none issued	-	-	-
Common stock $.078125 par value; authorized 3.2 billion shares; issued 1,028,180,150 at November 30, 2012 and August 31, 2012 and 1,025,400,000 at November 30, 2011	80	80	80
Paid-in capital	930	936	834
Employee stock loan receivable	(15)	(19)	(22)
Retained earnings	20,308	20,156	19,234
Accumulated other comprehensive income	45	68	15
Treasury stock, at cost; 83,075,411 shares at November 30, 2012, 84,124,816 at August 31, 2012 and 151,897,674 at November 30, 2011	(2,969)	(2,985)	(5,467)
Total Shareholders' Equity	18,379	18,236	14,674
Total Liabilities & Shareholders' Equity	$35,259	$33,462	$27,429

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these Statements.

WALGREEN CO. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(In millions, except per share amounts)

	Three Months Ended November 30,
	2012	2011

Net sales	$17,316	$18,157
Cost of sales	12,217	13,053
Gross Profit	5,099	5,104

Selling, general and administrative expenses	4,398	4,204
Equity earnings in Alliance Boots	4	-
Operating Income	705	900

Interest expense, net	37	17

Earnings Before Income Tax Provision	668	883
Income tax provision	255	329
Net Earnings	$413	$554

Other comprehensive income (loss), net of tax:
Addition of postretirement liability	$(2)	$-
Share of other comprehensive income of Alliance Boots	(72)	-
Cumulative translation adjustments	50	-
Comprehensive Income	$389	$554

Net earnings per common share – basic	$.44	$.63
Net earnings per common share – diluted	$.43	$.63

Dividends declared	$.2750	$.2250

Average shares outstanding	945.3	879.7
Dilutive effect of stock options	5.9	5.5
Average diluted shares	951.2	885.2

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these Statements.

WALGREEN CO. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In millions)

	Three Months Ended November 30,
	2012	2011

Cash Flows from Operating Activities:
Net earnings	$413	$554
Adjustments to reconcile net earnings to net cash provided by operating activities -
Depreciation and amortization	313	277
Deferred income taxes	30	21
Stock compensation expense	20	35
Equity earnings in Alliance Boots	(4)	-
Other	43	3
Changes in operating assets and liabilities -
Accounts receivable, net	(98)	(89)
Inventories	(698)	(178)
Other current assets	14	31
Trade accounts payable	389	(32)
Accrued expenses and other liabilities	(15)	(28)
Income taxes	194	163
Other non-current assets and liabilities	-	52
Net cash provided by operating activities	601	809

Cash Flows from Investing Activities:
Additions to property and equipment	(336)	(419)
Proceeds from sale of assets	10	24
Business and intangible asset acquisitions, net of cash received	(471)	(70)
Payments made related to sale of business	-	(29)
Other	(12)	(3)
Net cash used for investing activities	(809)	(497)

Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	4,000	-
Payments of long-term debt	(3,000)	-
Stock purchases	(50)	(608)
Proceeds related to employee stock plans	45	42
Cash dividends paid	(260)	(202)
Other	5	(6)
Net cash provided by (used for) financing activities	740	(774)

Changes in Cash and Cash Equivalents:
Net increase (decrease) in cash and cash equivalents	532	(462)
Cash and cash equivalents at beginning of period	1,297	1,556
Cash and cash equivalents at end of period	$1,829	$1,094

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these Statements.

WALGREEN CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1.  Basis of Presentation

The consolidated condensed financial statements of Walgreen Co. and subsidiaries included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting.  The Consolidated Condensed Balance Sheets as of November 30, 2012, August 31, 2012 and November 30, 2011, the Consolidated Condensed Statements of Comprehensive Income for the three months ended November 30, 2012 and 2011, and the Consolidated Condensed Statements of Cash Flows for the three months ended November 30, 2012 and 2011, have been prepared without audit.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  These unaudited consolidated condensed financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2012.

In the opinion of the Company, the consolidated condensed financial statements for the unaudited interim periods presented include all adjustments (consisting only of normal recurring adjustments) necessary to present a fair statement of the results for such interim periods.  Because of the influence of certain holidays, seasonality, changes in vendor, payer and customer relationships and terms and other factors on the Company's operations, net earnings for any interim period may not be comparable to the same interim period in previous years or indicative of net earnings for the full fiscal year.

The consolidated condensed financial statements include the accounts of the Company and its subsidiaries.  The Company’s 45% proportionate share of earnings in the Alliance Boots GmbH (Alliance Boots) equity method investment is included in consolidated net earnings.  The Company has adopted a three-month lag in reporting equity income in Alliance Boots.  Because of the three-month lag and the timing of the closing of this investment, only August’s results of operations are reflected in the equity earnings in Alliance Boots included in the Company’s reported net earnings for the fiscal quarter ended November 30, 2012.  All intercompany transactions have been eliminated.  The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to use judgment in the application of accounting policies, including making estimates and assumptions.  The Company bases its estimates on the information available at the time, its experience and on various other assumptions believed to be reasonable under the circumstances.  Adjustments may be made in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain.  Actual results may differ.  For a discussion of the Company’s significant accounting policies, please see the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2012.

Note 2.  Inventories

Inventories are valued on a lower of last-in, first-out (LIFO) cost or market basis.  At November 30, 2012, August 31, 2012 and November 30, 2011, inventories would have been greater by $2.0 billion, $1.9 billion and $1.6 billion, respectively, if they had been valued on a lower of first-in, first-out (FIFO) cost or market basis.  LIFO inventory costs can only be determined annually when inflation rates and inventory levels are finalized; therefore, LIFO inventory costs for interim financial statements are estimated. Inventory includes product costs, inbound freight, warehousing costs and vendor allowances not classified as a reduction of advertising expense.

Note 3.  Liability for Closed Locations

The Company provides for future costs related to closed locations.  The liability is based on the present value of future rent obligations and other related costs (net of estimated sublease rent) to the first lease option date.  During the three month period ended November 30, 2012, the Company recorded charges of $26 million for facilities that were closed or relocated under long-term leases.  This compares to $11 million for the three month period ended November 30, 2011.  These charges are reported in selling, general and administrative expenses on the Consolidated Condensed Statements of Comprehensive Income.

The changes in reserve for facility closings and related lease termination charges include the following (In millions):

	November 30,	August 31,	November 30,
	2012	2012	2011
Balance – beginning of period	$117	$145	$145
Provision for present value of non-cancellable lease payments on closed facilities	19	6	4
Assumptions about future sublease income, terminations and changes in interest rates	3	(11)	-
Interest accretion	4	25	7
Cash payments, net of sublease income	(10)	(48)	(15)
Balance – end of period	$133	$117	$141

Note 4.  Acquisitions

The aggregate purchase price of all business and intangible asset acquisitions was $471 million for the three months ended November 30, 2012.  In September 2012, the Company completed its acquisition of Stephen L. LaFrance Holdings, Inc. (USA Drug) for $416 million net of assumed cash, subject to adjustment in certain circumstances.  This acquisition increased the Company’s presence in the mid-South region of the country.  The preliminary purchase accounting for the USA Drug acquisition added $242 million to goodwill and $84 million to intangible assets, primarily prescription files and payer contracts, with $112 million allocated to net tangible assets, primarily inventory.  This allocation is subject to change as the Company finalizes purchase accounting.  The USA Drug acquisition contributed $102 million of revenue and a pre-tax loss of $36 million in the first quarter of fiscal 2013, including transaction and store closure costs of $26 million.  All other acquisitions added $45 million to intangible assets, primarily prescription files.  The remaining fair values of business acquisitions in the period relate to immaterial amounts of tangible assets, less liabilities assumed.  Operating results of the businesses acquired have been included in the Consolidated Condensed Statements of Comprehensive Income from their respective acquisition dates forward.  Pro forma results of the Company, assuming all of the acquisitions had occurred at the beginning of each period presented, would not be materially different from the results reported.

Note 5.  Equity Method Investments

Equity method investments as of November 30, 2012 and 2011 were as follows (In millions, except percentages):

	2012		2011
	Carrying Value	Ownership Percentage	Carrying Value	Ownership Percentage
Alliance Boots	$6,112	45%	$-	-
Other equity method investments	7	30% - 50%	7	30% - 50%
Total Equity Method Investments	$6,119		$7

Alliance Boots

On August 2, 2012, pursuant to a Purchase and Option Agreement dated June 18, 2012, by and among the Company, Alliance Boots GmbH and AB Acquisitions Holdings Limited (the Purchase and Option Agreement), the Company acquired 45% of the issued and outstanding share capital of Alliance Boots in exchange for $4.025 billion in cash and approximately 83.4 million shares of Company common stock.  The Purchase and Option Agreement also provides, subject to the satisfaction or waiver of specified conditions, a call option that gives the Company the right, but not the obligation, to acquire the remaining 55% of Alliance Boots (second step transaction) in exchange for an additional £3.1 billion in cash (approximately $5.0 billion using November 30, 2012 exchange rates) as well as an additional 144.3 million Company shares, subject to certain adjustments.  If the Company exercises the call option, in certain limited circumstances, the Company may be required to make the entire second step transaction payment in cash.  The call option can be exercised by the Company during the six month period beginning February 2, 2015.  In addition, in certain circumstances, if the Company does not exercise the call option, or the Company has exercised the call option but the second step transaction does not close, the Company’s ownership of Alliance Boots will reduce from 45% to 42% in exchange for nominal consideration.  The Company’s initial investment and the call option exclude the Alliance Boots minority interest in Galenica Ltd. (Galenica).  The Alliance Boots investment in Galenica continues to be legally owned by Alliance Boots for the benefit of Alliance Boots shareholders other than the Company.

The call option was valued using a Monte Carlo simulation using assumptions surrounding Walgreens equity value as well as the potential impacts of certain provisions of the Purchase and Option Agreement that are described in the Form 8-K filed by the Company on June 19, 2012.  The call option is accounted for at cost and subsequently adjusted for foreign currency translation gains or losses.  The preliminary allocation resulted in $6.1 billion of the total consideration being allocated to the investment and $866 million being allocated to the call option based on their relative fair values.

The Company accounts for its 45% investment in Alliance Boots using the equity method of accounting.   Investments accounted for under the equity method are recorded initially at cost and subsequently adjusted for the Company’s share of the net income or loss and cash contributions and distributions to or from these entities.  Because the underlying net assets in Alliance Boots are denominated in a foreign currency, translation gains or losses will impact the recorded value of the Company’s investment.  The Company has adopted a three-month lag in reporting equity income in Alliance Boots, reported as “Equity earnings in Alliance Boots” in the Consolidated Condensed Statements of Comprehensive Income.  The Company’s investment is recorded as “Equity investment in Alliance Boots” in the Consolidated Condensed Balance Sheet.

As of November 30, 2012, the Company’s investment in Alliance Boots of $6.1 billion exceeded its proportionate share of the net assets of Alliance Boots by $2.4 billion based on preliminary estimates. This premium of $2.4 billion is recognized as part of the carrying value in the Company’s equity investment in Alliance Boots.  The difference is primarily related to the fair value of Alliance Boots indefinite-lived intangible assets and goodwill.  The Company’s equity method income from the investment in Alliance Boots is adjusted in current and future periods to reflect the amortization of fair value adjustments in certain assets of Alliance Boots.  Based on its preliminary estimates, the Company expects the incremental amortization expense associated with the Alliance Boots investment to be approximately $75 million during the first twelve months of reported results, with a larger amount recognized in the first three months of reported results representing the inventory step-up, which is amortized over the first inventory turn.

Other Equity Method Investments

Other equity method investments relate to joint ventures associated with the purchase of Option Care, Inc. in fiscal 2007.  These investments are included within other non-current assets on the Consolidated Condensed Balance Sheet.  The Company’s share of equity income in these joint ventures is reported within selling, general and administrative expenses in the Consolidated Condensed Statements of Comprehensive Income.

Summarized U.S. GAAP Financial Information

Summarized financial information for the Company’s equity method investees is as follows:

Balance Sheet (In millions)

	November 30, 2012(1)	August 31, 2012	November 30, 2011
Current assets	$9,260	$9,193	$13
Noncurrent assets	20,230	20,085	6
Current liabilities	7,185	7,254	5
Noncurrent liabilities	13,587	13,269	-
Shareholders’ equity (2)	8,718	8,755	14

Income Statement (In millions)

	Three Months Ended November 30,
	2012(3)	2011
Net revenue	$2,775	$9
Gross profit	602	3
Net income	37	1
Share of income from equity method investments(3)	4	-

(1) Net assets in Alliance Boots are translated at the August 31, 2012 spot rate of $1.59 to one British pound Sterling, corresponding to the three month lag.
(2) Equity at November 30, 2012 and August 31, 2012 include $381 million and $380 million, respectively, related to non-controlling interests.
(3) The Company has adopted a three-month lag in reporting its share of equity income in Alliance Boots.  Earnings reflect $12 million of incremental acquisition related amortization for the month of August 2012.  Earnings in Alliance Boots are translated at the average exchange rate for the month of August 2012 of $1.57 to one British pound Sterling.  One month’s results are presented for Alliance Boots corresponding to the three-month lag after closing the investment on August 2, 2012.

Note 6.  Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill consist of the following activity (In millions):

Net book value – December 1, 2011
Goodwill	$2,045
Accumulated impairment losses	(28)
Total	2,017
Acquisitions	120
Other	24
Net book value – August 31, 2012	2,161
Acquisitions	242
Other	1
Net book value – November 30, 2012	$2,404

In September 2012, the Company purchased the regional drugstore chain USA Drug from Stephen L. LaFrance Holdings, Inc. and members of the LaFrance family for $416 million net of assumed cash and selected other assets (primarily prescription files).  The Company recorded $242 million of goodwill and $84 million of intangible assets in conjunction with the preliminary purchase accounting for this acquisition.

The carrying amount and accumulated amortization of intangible assets, excluding intangibles related to Alliance Boots that are recorded within the equity method investment, consist of the following (In millions):

	November 30, 2012	August 31, 2012	November 30, 2011
Gross Intangible Assets
Purchased prescription files	$1,052	$984	$934
Favorable lease interests	388	388	385
Purchasing and payer contracts	334	334	308
Non-compete agreements	140	120	104
Trade names	189	189	71
Other amortizable intangible assets	4	4	4
Total gross intangible assets	2,107	2,019	1,806

Accumulated amortization
Purchased prescription files	(425)	(417)	(351)
Favorable lease interests	(118)	(109)	(85)
Purchasing and payer contracts	(126)	(119)	(100)
Non-compete agreements	(56)	(53)	(43)
Trade names	(38)	(32)	(14)
Other amortizable intangible assets	(3)	(3)	(2)
Total accumulated amortization	(766)	(733)	(595)
Total intangible assets, net	$1,341	$1,286	$1,211

Amortization expense for intangible assets was $74 million and $60 million for the quarters ended November 30, 2012 and 2011, respectively.  The estimated annual amortization expense related to intangible assets, not including amounts related to Alliance Boots that will be amortized through equity method income, is as follows (In millions):

	2013	2014	2015	2016	2017
Estimated annual amortization expense:	$263	$222	$191	$153	$113

Note 7.  Short-Term Borrowings and Long-Term Debt

Short-term borrowings and long-term debt consist of the following at November 30, 2012, August 31, 2012 and November 30, 2011 (In millions):

	November 30, 2012	August 31, 2012	November 30, 2011
Short-Term Borrowings -
Current maturities of loans assumed through the purchase of land, buildings and equipment; various interest rates from 5.000% to 8.750%; various maturities from 2015 to 2035	$2	$9	$7
4.875% unsecured notes due 2013 net of unamortized discount and interest rate swap fair market value adjustment (See Note 8)	1,305	1,305	-
Other	9	5	4
Total short-term borrowings	$1,316	$1,319	$11

Long-Term Debt -
4.875% unsecured notes due 2013 net of unamortized discount and interest rate swap fair market value adjustment (see Note 8)	$-	$-	$1,332
5.250% unsecured notes due 2019 net of unamortized discount and interest rate swap fair market value adjustment (see Note 8)	1,035	1,030	1,014
Unsecured variable rate notes due 2014, net of unamortized discount	550	-	-
1.000% unsecured notes due 2015, net of unamortized discount	749	-	-
1.800% unsecured notes due 2017, net of unamortized discount	998	-	-
3.100% unsecured notes due 2022, net of unamortized discount	1,199	-	-
4.400% unsecured notes due 2042, net of unamortized discount	496	-	-
Bridge Facility	-	3,000	-
Loans assumed through the purchase of land, buildings and equipment; various interest rates from 5.000% to 8.750%; various maturities from 2015 to 2035	44	52	51
	5,071	4,082	2,397
Less current maturities	(2)	(9)	(7)
Total-long term debt	$5,069	$4,073	$2,390

On August 2, 2012, the Company borrowed $3.0 billion of its available $3.5 billion variable rate 364-day bridge term loan obtained in connection with the investment in Alliance Boots.  Interest was reset monthly based upon the one-month LIBOR plus a fixed margin, paid on a monthly basis.

On September 13, 2012, the Company repaid in full all amounts borrowed under the bridge term loan with a portion of the net proceeds from a public offering of $4.0 billion of notes with varying maturities and interest rates, the majority of which are fixed rate.  The following details each tranche of notes issued on September 13, 2012:

Notes Issued (In millions)	Maturity Date	Interest Rate	Interest Payment Dates
$550	March 13, 2014	Variable; three-month U.S. Dollar LIBOR, reset quarterly, plus 50 basis points	March 13, June 13, September 13 and December 13; commencing on December 13, 2012
750	March 13, 2015	Fixed 1.000%	March 13 and September 13; commencing on March 13, 2013
1,000	September 15, 2017	Fixed 1.800%	March 15 and September 15; commencing on March 15, 2013
1,200	September 15, 2022	Fixed 3.100%	March 15 and September 15; commencing on March 15, 2013
500	September 15, 2042	Fixed 4.400%	March 15 and September 15; commencing on March 15, 2013
$4,000

The Company may redeem the fixed rate notes at its option, at any time in whole, or from time to time in part, at a redemption price equal to the greater of: (1) 100% of the principal amount of the notes being redeemed; and (2) the sum of the present values of the remaining scheduled payments of principal and interest thereon (not including any portion of such payments of interest accrued as of the date of redemption), discounted to the date of redemption on a semiannual basis (assuming a 360-day year consisting of twelve 30-day months) at the Treasury Rate (as defined), plus 12 basis points for the notes due 2015, 20 basis points for the notes due 2017, 22 basis points for the notes due 2022 and 25 basis points for the notes due 2042.  If a change of control triggering event occurs, the Company will be required, unless it has exercised its right to redeem the notes, to offer to purchase the notes at a purchase price equal to 101% of their principal amount, plus accrued and unpaid interest, if any, on the notes repurchased to the date of repurchase.  The notes are unsecured senior debt obligations and rank equally with all other unsecured and unsubordinated indebtedness of the Company.  Total issuance costs relating to the notes, including underwriting discounts and fees, were $26 million.  The fair value of the notes as of November 30, 2012 was $4,049 million.  Fair value for these notes was determined based upon quoted market prices.

On July 17, 2008, the Company issued notes totaling $1.3 billion bearing an interest rate of 4.875% paid semiannually in arrears on February 1 and August 1 of each year, beginning on February 1, 2009. The notes will mature on August 1, 2013. The Company may redeem the notes, at any time in whole or from time to time in part, at its option at a redemption price equal to the greater of: (1) 100% of the principal amount of the notes to be redeemed; or (2) the sum of the present values of the remaining scheduled payments of principal and interest, discounted to the date of redemption on a semiannual basis at the Treasury Rate, plus 30 basis points, plus accrued interest on the notes to be redeemed to, but excluding, the date of redemption.  If a change of control triggering event occurs, unless the Company has exercised its option to redeem the notes, it will be required to offer to repurchase the notes at a purchase price equal to 101% of the principal amount of the notes plus accrued and unpaid interest to the date of redemption.  The notes are unsecured senior debt obligations and rank equally with all other unsecured senior indebtedness of the Company. The notes are not convertible or exchangeable.  Total issuance costs relating to this offering were $9 million, which included $8 million in underwriting fees.  The fair value of the notes as of November 30, 2012, August 31, 2012 and November 30, 2011 was $1,334 million, $1,350 million and $1,391 million, respectively.  Fair value for these notes was determined based upon quoted market prices.

On January 13, 2009, the Company issued notes totaling $1.0 billion bearing an interest rate of 5.250% paid semiannually in arrears on January 15 and July 15 of each year, beginning on July 15, 2009. The notes will mature on January 15, 2019. The Company may redeem the notes, at any time in whole or from time to time in part, at its option at a redemption price equal to the greater of: (1) 100% of the principal amount of the notes to be redeemed; or (2) the sum of the present values of the remaining scheduled payments of principal and interest, discounted to the date of redemption on a semiannual basis at the Treasury Rate, plus 45 basis points, plus accrued interest on the notes to be redeemed to, but excluding, the date of redemption.  If a change of control triggering event occurs, unless the Company has exercised its option to redeem the notes, it will be required to offer to repurchase the notes at a purchase price equal to 101% of the principal amount of the notes plus accrued and unpaid interest to the date of redemption.  The notes are unsecured senior debt obligations and rank equally with all other unsecured senior indebtedness of the Company. The notes are not convertible or exchangeable.  Total issuance costs relating to this offering were $8 million, which included $7 million in underwriting fees.  The fair value of the notes as of November 30, 2012, August 31, 2012 and November 30, 2011 was $1,180 million, $1,160 million and $1,173 million, respectively.  Fair value for these notes was determined based upon quoted market prices.

The Company has had no activity or outstanding balances in its commercial paper program since fiscal 2009.  In connection with the commercial paper program, the Company maintains two unsecured backup syndicated lines of credit that total $1.35 billion.  The first $500 million facility expires on July 20, 2015, and allows for the issuance of up to $250 million in letters of credit.  The second $850 million facility expires on July 23, 2017, and allows for the issuance of up to $200 million in letters of credit.  The issuance of letters of credit under either of these facilities reduces available borrowings.  The Company’s ability to access these facilities is subject to compliance with the terms and conditions of the credit facilities, including financial covenants.  The covenants require the Company to maintain certain financial ratios related to the proportion of consolidated debt to total capitalization and priority debt, along with limitations on the sale of assets and purchases of investments.   At November 30, 2012, the Company was in compliance with all such covenants.  The Company pays a facility fee to the financing banks to keep these lines of credit active.  At November 30, 2012, there were no letters of credit issued against these credit facilities.

Note 8.  Financial Instruments

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

Cash Flow Hedges

In fiscal 2012, the Company entered into three forward starting interest rate swap transactions locking in the then current interest rate on $1.0 billion of its anticipated debt issuance in connection with the Alliance Boots investment.  The swaps were terminated when the hedged debt was issued in September 2012.  The swap transactions were designated as cash flow hedges.  The Company recorded an immaterial gain upon termination of the swaps.

Fair Value Hedges

For derivative instruments that are designated and qualify as fair value hedges, the gain or loss on the derivative, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk, are recognized in interest expense on the Consolidated Condensed Statements of Comprehensive Income.  Fair value changes in derivatives that are designated and qualify as cash flow hedges are recorded in other comprehensive income, with any ineffectiveness recorded in interest expense.

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

The notional amounts of derivative instruments outstanding as of November 30, 2012, August 31, 2012 and November 30, 2011 were as follows (In millions):

	November 30, 2012	August 31, 2012	November 30, 2011
Derivatives designated as hedges:
Interest rate swaps	$1,800	$1,800	$1,550
Forward interest rate swaps	-	1,000	-

The changes in fair value of the notes attributable to the hedged risk are included in short-term and long-term debt on the Consolidated Condensed Balance Sheets (see Note 7) and amortized through maturity.  At November 30, 2012, August 31, 2012 and November 30, 2011, the Company had net unamortized fair value changes of $44 million, $40 million and $52 million, respectively.  Changes in fair value of the cash flow hedges are included in other comprehensive income, with any ineffectiveness recorded directly to interest expense.  Upon termination of the cash flow hedges, cumulative changes included in other comprehensive income will be amortized with the anticipated debt’s cash flow.  No material fair value changes or ineffectiveness was recorded through other comprehensive income in fiscal years 2013 and 2012.

The fair value and balance sheet presentation of derivative instruments at November 30, 2012, August 31, 2012 and November 30, 2011, were as follows (In millions):

	Location in Consolidated Condensed Balance Sheet	November 30, 2012	August 31, 2012	November 30, 2011
Asset derivatives designated as hedges:
Interest rate swaps	Other current assets	$25	$24	$-
Forward interest rate swaps	Other non-current assets	-	-	-
Interest rate swaps	Other non-current assets	44	39	62

Gains and losses relating to the ineffectiveness of the Company’s derivative instruments are recorded in interest expense on the Consolidated Condensed Statements of Comprehensive Income.  The Company recorded a $1 million expense for the quarter ended November 30, 2012 and an immaterial amount in fiscal 2011.

Note 9.  Fair Value Measurements

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

Level 1 -	Quoted prices in active markets that are accessible at the measurement date for identical assets and liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.
Level 2 -	Observable inputs other than quoted prices in active markets.
Level 3 -	Unobservable inputs for which there is little or no market data available. The fair value hierarchy gives the lowest priority to Level 3 inputs.

Assets measured at fair value on a recurring basis were as follows (In millions):

	November 30, 2012	Level 1	Level 2	Level 3
Assets:
Money market funds	$1,477	$1,477	$-	$-
Interest rate swaps	69	-	69	-

	August 31, 2012	Level 1	Level 2	Level 3
Assets:
Money market funds	$820	$820	$-	$-
Interest rate swaps	63	-	63	-
Forward interest rate swaps	-	-	-	-

	November 30, 2011	Level 1	Level 2	Level 3
Assets:
Money market funds	$650	$650	$-	$-
Interest rate swaps	62	-	62	-

Interest rate swaps are valued using six-month and one-month LIBOR in arrears rates.  See Note 8 for additional disclosure regarding financial instruments.

Note 10.  Commitments and Contingencies

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

On April 4, 2012, the United States Drug Enforcement Administration (DEA) served administrative inspection warrants on six Walgreen retail pharmacies in Florida and removed certain controlled substance prescription records and other related documents.  DEA also served an inspection warrant and an administrative subpoena for records on the Company’s distribution center in Jupiter, Florida.  DEA issued a separate administrative subpoena for records from the Company’s mail service and central fill facility in Orlando, Florida on August 8, 2012.  On September 14, 2012, DEA served an Order to Show Cause (OSC) and Immediate Suspension Order (ISO) on the Jupiter Distribution Center and placed under seal the controlled substance inventory at that facility.  The Company timely requested a hearing to demonstrate why DEA should not permanently revoke the controlled substance registration from the Jupiter Distribution Center.  The OSC hearing for the Jupiter facility is scheduled to begin in February 2013.

On October 10, 2012, the Company filed a petition in the U.S. Court of Appeals for the District of Columbia challenging DEA’s authority to issue the ISO.  On November 27, 2012, DEA issued an OSC to three of the Company retail pharmacies that received inspection warrants in April.  The OSC hearings for these pharmacies are currently scheduled to begin in March 2013.  On November 29, 2012, DEA issued a separate administrative subpoena for records from the Company’s mail service and central fill facility in Tempe, Arizona.

SEC regulations require disclosure of certain environmental matters when a governmental authority is a party to the proceedings and the proceedings involve potential monetary sanctions that management reasonably believes could exceed $100,000.  On July 2, 2012, a number of California District Attorneys served the Company with a civil complaint filed in the Alameda County Superior Court alleging certain violations of the state’s hazardous waste regulations related to the proper disposal of various materials from the Company’s retail stores and seeking injunctive relief, civil penalties and certain fees and expenses. The California District Attorneys filed an amended complaint on July 12, 2012, and a motion for preliminary injunction on August 6, 2012.  On December 13, 2012, the Court approved a settlement between the Company and the State of California.  The settlement requires the Company to pay penalties and costs and fund supplemental environmental projects in the total amount of approximately $17 million, and includes certain injunctive relief.

Note 11.  Stock Compensation Plans

The Company granted 7,996,054 and 7,212,867 stock options under the Walgreen Co. Executive Stock Option Plan and the Walgreen Co. Stock Purchase/Option Plan (Share Walgreens) for the quarters ended November 30, 2012 and 2011, respectively.  In fiscal 2013, the Company changed its regular annual option grant date from September 1 to November 1.  Stock options granted had a weighted-average grant-date fair value of $6.74 using weighted average volatility, dividend yield and expected option life assumptions of 24.97%, 2.44% and 6.9 years using the Black Scholes option pricing model.  Total stock-based compensation expense was $20 million for the quarter ended November 30, 2012 compared to $35 million last year.  In accordance with Accounting Standards Codification (ASC) Topic 718 Compensation – Stock Compensation, compensation expense is recognized on a straight-line basis over the employee's vesting period or to the employee's retirement eligible date, if earlier.  The recognized retiree eligible expense recorded in the quarter ended November 30, 2012 was $1 million.  This compares to $2 million of recognized retiree eligible expense for the quarter ended November 30, 2011.  Compensation expense for the quarter may not be representative of compensation expense for the entire fiscal year.  There were no material changes in the assumptions used to compute compensation expense during the current quarter.

The Company granted 782,437 and 720,193 restricted stock units under the Walgreen Co. Restricted Stock Unit Award Program for the quarters ended November 30, 2012 and 2011, respectively.  Restricted stock units granted on November 1, 2012 had a grant date stock price of $35.50.  Dividends issued under the program, paid in the form of additional restricted stock units, totaled 21,008 units for the quarter ended November 30, 2012 versus 16,545 units in the same period last year.  The Company also granted 883,248 and 729,672 performance shares under the Walgreen Co. Performance Share Program for the quarters ended November 30, 2012 and 2011, respectively.  Performance shares granted on November 1, 2012 had a grant date stock price of $35.50.  In accordance with ASC Topic 718, compensation expense is recognized on a straight line basis based on a three year cliff vesting schedule for the Restricted Stock Unit Award Program and straight line over a three year performance period, based on performance targets, for the Performance Share Program.  For the quarters ended November 30, 2012 and 2011, the Company recognized $8 million and $14 million of expense related to these plans, respectively.

Note 12.  Earnings Per Share

The dilutive effect of outstanding stock options on earnings per share is calculated using the treasury stock method.  Stock options are anti-dilutive and excluded from the earnings per share calculation if the exercise price exceeds the average market price of the common shares.  Outstanding options to purchase common shares that were anti-dilutive and excluded from the earnings per share calculation totaled 27,706,380 and 33,229,568 at November 30, 2012 and 2011, respectively.

Note 13.  Retirement Benefits

The principal retirement plan for employees is the Walgreen Profit-Sharing Retirement Trust to which both the Company and participating employees contribute.  The Company's contribution, which has historically related to FIFO earnings before interest and taxes (EBIT) and a portion of which is in the form of a guaranteed match, is determined annually at the discretion of the Board of Directors.  The profit-sharing provision was $82 million for the first quarter compared to $79 million in the same period last year.

The Company provides certain health insurance benefits for retired employees who meet eligibility requirements, including age, years of service and date of hire.  The costs of these benefits are accrued over the service life of the employee. The Company's postretirement health benefit plan is not funded.

Components of Net Periodic Benefit Costs (In millions):

	Three Months Ended November 30,
	2012	2011
Service cost	$2	$3
Interest cost	3	5
Amortization of actuarial loss	3	2
Amortization of prior service cost	(5)	(2)
Total postretirement benefit cost	$3	$8

Note 14.  Depreciation and Amortization

The Company has recorded the following depreciation and amortization expense in the Consolidated Condensed Statements of Comprehensive Income (In millions):

	Three Months Ended November 30,
	2012	2011
Depreciation expense	$219	$202
Intangible asset amortization	74	60
System development costs amortization	20	15
Total depreciation and amortization expense	$313	$277

Amortization expense of $14 million ($12 million from the step up of certain Alliance Boots assets and $2 million representing the Company’s share of amortization within Alliance Boots operations) is included in equity earnings in Alliance Boots on the Consolidated Condensed Statements of Comprehensive Income.

Note 15.  Supplemental Cash Flow Disclosures

Cash interest paid for the quarter was $6 million, which includes $2 million related to the bridge term loan facility.  There was no cash interest paid during the same period last year.  Cash paid for income taxes was $27 million and $130 million for the three months ended November 30, 2012 and 2011, respectively.

Note 16.  Recent Accounting Pronouncements

In July 2012, FASB issued Accounting Standards Update (ASU) 2012-02, which permits an entity to make a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset, other than goodwill, is impaired.  If an entity concludes, based on an evaluation of all relevant qualitative factors, that it is not more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, it will not be required to perform the quantitative impairment for that asset.  The ASU is effective for impairment tests performed for fiscal years beginning after September 15, 2012 (fiscal 2014), with early adoption permitted.  The ASU will not have a material impact on the Company’s reported results of operations and financial position.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with the financial statements and the related notes included elsewhere herein and our consolidated financial statements, accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended August 31, 2012.  This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in forward-looking statements. Factors that might cause a difference include, but are not limited to, those discussed under “Cautionary Note Regarding Forward-Looking Statements” below and in Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended August 31, 2012.

INTRODUCTION

Walgreens is principally a retail drugstore chain that sells prescription and non-prescription drugs and general merchandise.  General merchandise includes, among other things, household items, convenience and fresh foods, personal care, beauty care, photofinishing and candy.  Customers can have prescriptions filled in retail pharmacies as well as through the mail, and customers may also place orders by telephone and online.  At November 30, 2012, we operated 8,516 locations in 50 states, the District of Columbia, Guam and Puerto Rico.  Total locations do not include 367 Take Care Clinics that are operated primarily within other Walgreens locations or locations of unconsolidated partially owned entities such as Alliance Boots GmbH.

	Number of Locations
Location Type	November 30, 2012	November 30, 2011
Drugstores	8,058	7,812
Worksite Health and Wellness Centers	369	363
Infusion and Respiratory Services Facilities	80	74
Specialty Pharmacies	7	10
Mail Service Facilities	2	2
Total	8,516	8,261

The drugstore industry is highly competitive.  In addition to other drugstore chains, independent drugstores and mail order prescription providers, we compete with various other retailers including grocery stores, convenience stores, mass merchants, online pharmacies, warehouse clubs and dollar stores.

Our sales, gross profit margin and gross profit dollars are impacted by, among other things, both the percentage of prescriptions that we fill that are generic and the rate at which new generic drugs are introduced to the market.  In general, generic versions of drugs generate lower total sales dollars per prescription, but higher gross profit margins and gross profit dollars, as compared with patent-protected brand name drugs.  The positive impact on gross profit margins and gross profit dollars typically has been significant in the first several months after a generic version of a drug is first allowed to compete with the branded version, which is generally referred to as a “generic conversion.”  In any given year, the number of major brand name drugs that undergo a conversion from branded to generic status can increase or decrease, which can have a significant impact on our sales, gross profit margins and gross profit dollars.  And, because any number of factors outside of our control or ability to foresee can affect timing for a generic conversion, we face substantial uncertainty in predicting when such conversions will occur and what effect they will have on particular future periods.

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

On July 19, 2012, Walgreens and Express Scripts announced their entry into a new multi-year agreement pursuant to which Walgreens began participating in the broadest Express Scripts retail pharmacy provider network available to Express Scripts clients as of September 15, 2012.  From January 1, 2012, until September 14, 2012, however, Express Scripts’ network did not include Walgreens pharmacies.

We expect the positive impact of our new agreement with Express Scripts will be incremental over time, particularly over the first several quarters after September 15, 2012. While we cannot predict with certainty which Express Scripts clients will choose to include us in their pharmacy networks in any particular future period, we expect that our pharmacies will participate in the pharmacy networks of most clients for which Express Scripts serves as pharmacy benefit manager.  However, one substantial client of Express Scripts, the United States Department of Defense TRICARE program, has announced that Walgreens will continue to not be a part of its pharmacy network and will be designated as a non-network pharmacy provider for TRICARE beneficiaries.  Most of the patients we served in calendar 2011 who participated in a plan for which Express Scripts served as pharmacy benefit manager transitioned to another pharmacy after we exited the Express Scripts network on January 1, 2012. We have incurred, and expect to continue to incur, marketing and other costs in connection with efforts to regain former patients and attract new patients covered by plans for which we become a network pharmacy provider as a result of our agreement with Express Scripts.

Ultimately, the magnitude and timing of the impact on our financial results of rejoining the Express Scripts retail pharmacy provider network will depend on our ability to regain former patients and attract new patients covered by existing and new Express Scripts clients; however, we cannot predict with certainty what level of business we will achieve as a result of rejoining the Express Scripts retail pharmacy provider network in any particular future time period.  We also intend to continue to pursue initiatives seeking to align our costs with anticipated business levels and requirements over time.  Rejoining the Express Scripts retail pharmacy provider network is expected to positively affect our net sales, net earnings and cash flows over time relative to the levels we would otherwise achieve if we were not in the Express Scripts network and to mitigate the adverse effects related to our non-participation in the Express Scripts retail pharmacy provider network during the period from January 1, 2012 through September 14, 2012.  See “Cautionary Note Regarding Forward-Looking Statements.”

Periodically, we make strategic acquisitions and investments that fit our long-term growth objectives.  Consideration is given to retail, health and well-being enterprises and other potential acquisitions and investments that provide unique opportunities and fit our business objectives such as the acquisition of USA Drug, completed in first quarter of fiscal 2013, and key fiscal 2012 acquisitions including certain assets of BioScrip Inc.’s (BioScrip) community specialty pharmacies, centralized specialty and mail services pharmacy business and Crescent Pharmacy Holdings, LLC (Crescent).

In August 2012, we also acquired a 45% equity interest in Alliance Boots GmbH (Alliance Boots) and a call option that provides Walgreens the right, but not the obligation, to purchase the remaining 55% over a six month period beginning February 2, 2015.  Additional information regarding our investment in Alliance Boots is available in our Current Reports on Form 8-K filed on June 19, 2012 and August 6, 2012 (as amended by the Form 8-K/A filed on September 10, 2012).   The amendment to our August 6, 2012 Form 8-K filed on September 10, 2012, includes as exhibits thereto Alliance Boots audited consolidated financial statements for the years ended March 31, 2012, 2011 and 2010 (prepared in accordance with International Financial Reporting Standards as issued by the International Accounting Standards Board) and unaudited pro forma consolidated financial information related to our 45% investment in Alliance Boots.  Walgreens initial investment and the call option excludes the Alliance Boots minority interest in Galenica Ltd. (Galenica). The Alliance Boots investment in Galenica continues to be legally owned by Alliance Boots for the benefit of Alliance Boots shareholders other than Walgreens.  We account for our 45% investment in Alliance Boots using the equity method of accounting.  Investments accounted for under the equity method are recorded initially at cost and subsequently adjusted for our share of the net income or loss and cash contributions and distributions to or from these entities.  We also expect that our investment in Alliance Boots typically will decrease our effective tax rate from the rate we otherwise would provide.  See Note 5 to our unaudited consolidated financial statements for additional information regarding our equity method investments.  We adopted a three-month lag in reporting equity income from our investment in Alliance Boots, reported as equity earnings in Alliance Boots on the Consolidated Condensed Statements of Comprehensive Income.  The investment is recorded as Equity investment in Alliance Boots in the Consolidated Condensed Balance Sheet.

As previously disclosed, we estimate combined synergies across both companies to be between $100 million and $150 million in the first year following completion of our 45% investment in Alliance Boots.  The adoption of a three-month lag, rather than the previously announced one-month lag, impacts the quarterly and fiscal year timing of when Alliance Boots results and synergies will be reflected in the equity income in Alliance Boots included in our financial statements.   Because of the three-month lag and the timing of the closing of this investment, our financial statements for the fiscal quarter ended November 30, 2012 reflect three months of the dilutive effect of the incremental shares and interest expense associated with our Alliance Boots investment, but only the August 2012 results of Alliance Boots are reflected in the equity earnings in Alliance Boots included in our Consolidated Condensed Statements of Comprehensive Income for that fiscal quarter.  Similarly, our financial statements for the fiscal year ended August 31, 2013 will reflect 12 months of the dilutive effect of the incremental shares and interest expense associated with our Alliance Boots investment, but only 10 months (August 1, 2012 through May 31, 2013) of Alliance Boots results will be  reflected in the equity earnings in Alliance Boots included in our fiscal 2013 financial statements.  The Alliance Boots business is seasonal in nature, typically generating a higher proportion of revenue and earnings in the winter holiday season. Because of the adoption of a three-month lag in reporting equity income from our investment in Alliance Boots, the results of Alliance Boots for December, January and February will be reflected in the equity income included in our financial statements for the fiscal quarter ending May 31.  See “Cautionary Note Regarding Forward-Looking Statements” below.

CUSTOMER CENTRIC RETAILING INITIATIVE

As a part of our Customer Centric Retailing (CCR) initiative, we modified the store format to enhance category layouts and adjacencies, shelf heights and sight lines, and brand and private brand assortments, all of which were designed to positively impact the shopper experience.  This initiative was completed in the first quarter of fiscal 2012.  In total, we converted 5,843 stores and opened 559 new stores with the CCR format.  In the first quarter of fiscal 2012, we incurred $33 million in total program costs, of which $15 million was included in selling, general and administrative expenses and $18 million in capital costs.

OPERATING STATISTICS

	Percentage Increases/(Decreases)
	Three Months Ended November 30,
	2012	2011
Net Sales	(4.6)	4.7
Net Earnings	(25.5)	(4.5)
Comparable Drugstore Sales	(8.0)	2.5
Prescription Sales	(7.2)	4.2
Comparable Drugstore Prescription Sales	(11.3)	2.6
Front-End Sales	0.2	5.6
Comparable Drugstore Front-End Sales	(2.0)	2.4
Gross Profit	(0.1)	3.2
Selling, General and Administrative Expenses	4.6	5.0

	Percent to Net Sales
	Three Months Ended November 30,
	2012	2011
Gross Margin	29.4	28.1
Selling, General and Administrative Expenses	25.4	23.1

	Other Statistics
	Three Months Ended November 30,
	2012	2011
Prescription Sales as a % of Net Sales	63.8	65.5
Third Party Sales as a % of Total Prescription Sales	95.7	95.8
Number of Prescriptions (in millions)	169	179
Comparable Prescription % (Decrease)	(7.4)	(1.9)
30 Day Equivalent Prescriptions (in millions) *	201	208
Comparable 30 Day Equivalent Prescription % Increase/(Decrease) *	(4.8)	1.8
Total Number of Locations	8,516	8,261

* Includes the adjustment to convert prescriptions greater than 84 days to the equivalent of three 30-day prescriptions. This adjustment reflects the fact that these prescriptions include approximately three times the amount of product days supplied compared to a normal prescription.

RESULTS OF OPERATIONS

Net earnings for the first quarter ended November 30, 2012 were $413 million or $.43 per diluted share.  This was a 25.5% decrease in net earnings over the same quarter last year.  The net earnings decrease in the quarter was primarily attributable to lower sales and higher selling, general and administrative expenses, partially offset by improved gross margins.  Included in the first quarter net earnings and net earnings per diluted share, respectively, was $59 million, or $.06 per diluted share, in acquisition-related amortization, $34 million, or $.04 per diluted share, from the quarter’s LIFO provision, $24 million, or $.03 per diluted share, in costs related to Hurricane Sandy, $16 million, or $.02 per diluted share, of USA Drug acquisition related costs and $7 million in Alliance Boots synergy related and other transaction costs.  Included in the first quarter ended November 30, 2011 net earnings and net earnings per diluted share, respectively, were $37 million, or $.05 per diluted share, in acquisition-related amortization and $28 million, or $.03 per diluted share, from the quarter’s LIFO provision.

Net sales for the quarter ended November 30, 2012 decreased by 4.6% to $17.3 billion.  The acquisition of USA Drug and BioScrip assets increased total sales by 1.5% in the current quarter.  Sales were negatively impacted by the effects of our non-participation in the Express Scripts retail pharmacy provider network from January 1, 2012 through September 14, 2012.  This was partially offset by sales gains in existing stores and added sales from new stores, each of which include an indeterminate amount of market-driven price changes.  Sales in comparable drugstores were down 8.0% in the quarter ended November 30, 2012.  Comparable drugstores are defined as those that have been open for at least twelve consecutive months without closure for seven or more consecutive days and without a major remodel or a natural disaster in the past twelve months.  Relocated and acquired stores are not included as comparable stores for the first twelve months after the relocation or acquisition.  We operated 8,516 locations (8,058 drugstores) as of November 30, 2012, compared to 8,261 locations (7,812 drugstores) a year earlier.

Prescription sales decreased by 7.2% and represented 63.8% of total net sales for the quarter ended November 30, 2012.  In the prior year’s quarter, prescription sales increased 4.2% and represented 65.5% of total net sales.  Comparable drugstore prescription sales were down 11.3% for the quarter ended November 30, 2012.  The effect of generic drugs, which have a lower retail price, replacing brand name drugs reduced prescription sales by 8.8% in the current quarter versus 1.9% in the prior year’s quarter.  The effect of generics on total net sales was a reduction of 4.9% in the current quarter compared to 1.1% in the prior year’s quarter.  Prescription sales were negatively impacted by the effects of our non-participation in the Express Scripts retail pharmacy provider network from January 1, 2012 through September 14, 2012.  New generic drug introductions have led to an increased effect of generics on total net sales during the quarter which is expected to continue for the remainder of fiscal 2013.  Third party sales, where reimbursement is received from managed care organizations, the government, employers or private insurers, were 95.7% of prescription sales for the quarter ended November 30, 2012, compared to 95.8% in the prior year.  We receive market driven reimbursements from third party payers, a number of which typically reset in January.  The total number of prescriptions filled for the current quarter (including immunizations) was approximately 169 million compared to 179 million for the same period last year.  Prescriptions adjusted to 30 day equivalents were 201 million in the current quarter versus 208 million in last year’s quarter.

Front-end sales increased 0.2% and were 36.2% of total net sales for the current quarter ended November 30, 2012.  In comparison, prior year front end sales increased 5.6% for the quarter, and comprised 34.5% of total net sales.  The increase in the current quarter’s front-end sales is due in part to new store openings, partially offset by negative comparable drugstore front end sales.  Comparable drugstore front-end sales decreased 2.0% for the current quarter compared to the prior year which increased 2.4%.  The decrease in comparable front end sales in the quarter was primarily attributed to lower customer traffic partially offset by an increase in basket size.

Gross margin as a percent of sales was 29.4% in the current quarter compared to 28.1% last year.  Gross margin in the current quarter was positively impacted by higher retail pharmacy margins where the impact of new generics, including the generic Lipitor, more than offset lower market driven reimbursements.  Front-end gross margin percentages were flat in the quarter.  Front end margins were positively impacted by the non-prescription drug, personal care and convenience and fresh foods categories, but offset by costs associated with points earned from our new loyalty program and our e-commerce business, which had increased sales but a negative shift in product mix.  A higher provision for LIFO negatively impacted margins for the quarter.  New generic introductions, including generic Lipitor, are expected to continue to positively contribute to pharmacy gross margins for the remainder of fiscal 2013.

Gross profit dollars decreased $5 million or 0.1% over the first quarter of the prior year.  The decrease is attributed to lower sales volumes partially offset by an increase in retail pharmacy margins.

We use the LIFO method of inventory valuation, which can only be determined annually when inflation rates and inventory levels are finalized; therefore, LIFO inventory costs for the interim financial statements are estimated.  Cost of sales included a LIFO provision of $55 million for the quarter ended November 30, 2012 versus $45 million a year ago.  As of the first quarter, our estimated annual inflation rate for the current year was 2.5% compared to 2.0% last year.

Earnings in the 45% Alliance Boots equity method investment for the three month period ended November 30, 2012 were $4 million.  Earnings included amortization expense of $12 million resulting from the step up of certain Alliance Boots  assets, $8 million of which related to inventory.  Alliance Boots earnings are reported on a three-month lag.  As a result, only August’s results of operations of Alliance Boots are reflected in the equity earnings in Alliance Boots included in our reported net earnings for the fiscal quarter ended November 30, 2012.

Selling, general and administrative expenses as a percentage of sales were 25.4% for the first quarter and 23.1% a year ago.  As a percentage of sales, expenses in the current quarter were higher primarily due to store salaries, occupancy expense, USA Drug expenses which include operating, acquisition and store closing costs, store direct expenses, Hurricane Sandy expenses, advertising and investments in strategic initiatives and capabilities.

Selling, general and administrative expense dollars increased $194 million, or 4.6% over the first quarter of the prior year.  Costs associated with Hurricane Sandy contributed 0.9%, while USA Drug operations accounted for 1.2% of the increase (0.6% from operations and 0.6% in acquisition related costs).  The remaining increase was primarily attributed to new stores.

Interest was a net expense of $37 million and $17 million for the periods ending November 30, 2012 and 2011, respectively.   The increase in interest expense for the three month period is primarily attributed to the $4.0 billion note issuance which occurred in September 2012.   Interest expense for the periods ending November 30, 2012 and 2011 is net of $2 million and $3 million, respectively, that was capitalized to construction projects.

The effective tax rate was 38.2% compared to 37.2% in the prior year’s quarter.  The increase in the current year’s effective tax rate, as compared to last year’s rate is primarily attributed to a decrease in expected favorable permanent differences in fiscal 2013 compared to the prior year.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $1.8 billion at November 30, 2012, compared to $1.1 billion at November 30, 2011.  Short-term investment objectives are to minimize risk, maintain liquidity and maximize after-tax yields.  To attain these objectives, investment limits are placed on the amount, type and issuer of securities.  Investments are principally in U.S. Treasury market funds.

Our Board of Directors has approved a long-term capital policy: to maintain a strong balance sheet and financial flexibility; reinvest in our core strategies; invest in strategic opportunities that reinforce our core strategies and meet return requirements; and return surplus cash flow to shareholders in the form of dividends and share repurchases over the long term.

Net cash provided by operating activities for the three months ended November 30, 2012 was $601 million compared to $809 million a year ago.  When compared to the prior year, cash from operating activities decreased primarily as a result of lower net earnings and changes in working capital balances.  For the three months ended November 30, 2012, working capital was a cash use of $214 million as compared to the prior year where working capital used $133 million.  Cash provided by operations is the principal source of funds for expansion, acquisitions, remodeling programs, dividends to shareholders and stock repurchases.

Net cash used for investing activities was $809 million for the three months ended November 30, 2012 compared to $497 million a year ago.  Additions to property and equipment were $336 million compared to $419 million last year primarily due to decreased investments in existing stores.  During the first three months, we added a total of 231 locations (131 net) compared to 86 last year (51 net).  The USA Drug acquisition contributed 141 locations (70 net).  There were 16 owned locations added during the first three months and 46 under construction at November 30, 2012 versus 14 owned locations added and 47 under construction last year.

	Drugstores	Worksites	Infusion and Respiratory Services	Specialty Pharmacies	Mail Service	Total
August 31, 2012	7,930	366	76	11	2	8,385
New/Relocated	76	5	7	1	-	89
Acquired	142	-	-	-	-	142
Closed/Replaced	(90)	(2)	(3)	(5)	-	(100)
November 30, 2012	8,058	369	80	7	2	8,516

Business acquisitions this year were $471 million versus $70 million in the prior year.  Business acquisitions in the current year include the purchase of the regional drugstore chain USA Drug from Stephen L. LaFrance Holdings, Inc. and members of the LaFrance family for $416 million net of assumed cash, and selected other assets (primarily prescription files).  The prior year acquisitions primarily include the purchase of prescription files. Additionally, in the prior year, we paid $29 million to Catalyst Health Solutions, Inc. which was the result of a working capital adjustment in accordance with the June 2011 sales agreement of our pharmacy benefit management business, Walgreens Health Initiatives, Inc.

Capital expenditures for fiscal 2013 are expected to be between $1.6 billion and $1.8 billion, excluding business acquisitions, joint ventures and prescription file purchases, although the actual amount may vary depending upon a variety of factors, including, among other things, the timing of implementation of certain capital projects.  We expect new drugstore organic growth of approximately 1.5 to 2.5 percent in fiscal 2013.  In the first quarter, we added a total of 231 locations, of which 76 were new or relocated drugstores.  We are continuing to relocate stores to more convenient and profitable freestanding locations.

Net cash provided by financing activities was $740 million compared to the prior year’s net cash use of $774 million.  In September 2012, we received proceeds from a public offering of $4.0 billion of notes with varying interest rates (see Note 8).  The notes were used, in part, to repay the $3.0 billion 364-day bridge term loan obtained in August 2012 in connection with the investment in Alliance Boots.  We repurchased shares totaling $50 million in the current year, all of which was to support the needs of the employee stock plans.  In the prior year, we repurchased shares totaling $608 million, $601 million in conjunction with our share buyback programs and $7 million to support the needs of the employee stock plans.  We had proceeds related to employee stock plans of $45 million during the first three months versus $42 million for the same period last year.  Cash dividends paid were $260 million during the first three months of fiscal 2013, versus $202 million for the same period a year ago.

In connection with our capital policy, our Board of Directors has authorized share repurchase programs and set a long-term dividend payout ratio target between 30 and 35 percent of net earnings.  On July 13, 2011, our Board of Directors authorized the 2012 stock repurchase program, which allows for the repurchase of up to $2.0 billion of the Company’s common stock prior to its expiration on December 31, 2015.  No shares were repurchased under the program in the current quarter compared to $601 million for the three months ended November 30, 2011.

We determine the timing and amount of repurchases from time to time based on our assessment of various factors including prevailing market conditions, alternate uses of capital, liquidity, the economic environment and other factors.  We anticipate that the pace of any future share repurchase activity will be significantly curtailed from the levels achieved in the preceding two fiscal years due to the debt levels incurred for the investment in Alliance Boots and the expected repayment of near-term maturities.  The timing and amount of these purchases may change at any time and from time to time.  The Company has repurchased and may from time to time in the future repurchase shares on the open market through Rule 10b5-1 plans, which enable a company to repurchase shares at times when it otherwise might be precluded from doing so under insider trading laws.

We had no commercial paper outstanding at November 30, 2012.  In connection with our commercial paper program, we maintain two unsecured backup syndicated lines of credit that total $1.35 billion.  The first $500 million facility expires on July 20, 2015, and allows for the issuance of up to $250 million in letters of credit.  The second $850 million facility expires on July 23, 2017, and allows for the issuance of up to $200 million in letters of credit.  The issuance of letters of credit under either of these facilities reduces available borrowings.  Our ability to access these facilities is subject to our compliance with the terms and conditions of the credit facility, including financial covenants.  The covenants require us to maintain certain financial ratios related to the proportion of consolidated debt to total capitalization and priority debt, along with limitations on the sale of assets and purchases of investments.  At November 30, 2012, we were in compliance with all such covenants.  The Company pays a facility fee to the financing banks to keep these lines of credit active.  At November 30, 2012, there were no letters of credit issued against these facilities.

As of December 28, 2012, our credit ratings were:

Rating Agency	Long-Term Debt Rating	Commercial Paper Rating	Outlook
Moody's	Baa1	P-2	Negative
Standard & Poor's	BBB	A-2	Stable

In assessing our credit strength, both Moody's and Standard & Poor's consider our business model, capital structure, financial policies and financial performance.  Our credit ratings impact our borrowing costs, access to capital markets and operating lease costs.

Pursuant to our Purchase and Option Agreement with Alliance Boots, we have the right, but not the obligation, to purchase the remaining 55% interest in Alliance Boots during the period beginning February 2, 2015 and ending August 2, 2015.  If we exercise this call option, we would, subject to the terms and conditions of such agreement, be obligated to make a cash payment of £3.133 billion (equivalent to approximately $5.0 billion based on exchange rates as of November 30, 2012) and issue approximately 144.3 million shares of our common stock, with the amount and form of such consideration being subject to adjustment in certain circumstances including if the volume weighted average price of our common stock is below $31.18 per share during a period shortly before the closing of the second step transaction.  We also would assume the then-outstanding debt of Alliance Boots upon the closing of the second step transaction.

OFF-BALANCE SHEET ARRANGEMENTS
We do not have any unconsolidated special purpose entities and, except as described herein, we do not have significant exposure to any off – balance sheet arrangements. The term “off – balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have: (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

Letters of credit are issued to support purchase obligations and commitments (as reflected on the Contractual Obligations and Commitments table) as follows (in millions):

November 30, 2012
Inventory purchase commitments	$90
Insurance	39
Real estate development	228
Total	$357

We have no off – balance sheet arrangements other than those disclosed on the Contractual Obligations and Commitments table.  Both on – balance sheet and off – balance sheet financing alternatives are considered when pursuing our capital structure and capital allocation objectives.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The following table lists our contractual obligations and commitments as of November 30, 2012:

	Payments Due by Period (In millions)
	Total	Less than 1 Year	1-3 Years	3-5 Years	Over 5 Years
Operating leases (1)	$35,369	$2,449	$4,815	$4,558	$23,547
Purchase obligations (2):
Open inventory purchase orders	1,318	1,318	-	-	-
Real estate development	214	131	31	52	-
Other corporate obligations	1,128	536	363	151	78
Long-term debt*(3)	5,044	2	1,310	1,007	2,725
Interest payment on long-term debt	1,547	197	271	260	819
Insurance*	654	257	163	88	146
Retiree health*	344	11	25	32	276
Closed location obligations*	133	32	34	21	46
Capital lease obligations *(1)	153	6	13	10	124
Other long-term liabilities reflected on the balance sheet*(4)	1,003	73	222	155	553
Total	$46,907	$5,012	$7,247	$6,334	$28,314

* Recorded on balance sheet.

(1)
Amounts for operating leases and capital leases do not include certain operating expenses under these leases such as common area maintenance, insurance and real estate taxes.  These expenses for the Company's most recent fiscal year were $419 million.

(2)	Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including open purchase orders.
(3)	Total long-term debt on the Consolidated Condensed Balance Sheet includes a $39 million fair market value adjustment and $12 million of unamortized discount.
(4)
Includes $146 million ($88 million in 1-3 years, $46 million in 3-5 years and $12 million over 5 years) of unrecognized tax benefits recorded under Accounting Standards Codification Topic 740, Income Taxes.

The obligations and commitments included in the table above do not include unconsolidated partially owned entities, such as Alliance Boots GmbH, of which we own 45% of the outstanding share capital.  The expected timing of payments of the obligations above is estimated based on current information. Timing of payments and actual amounts paid may be different, depending on the time of receipt of goods or services, or changes to agreed-upon amounts for some obligations.

In connection with the Alliance Boots Purchase and Option Agreement dated June 18, 2012, we have the right, but not the obligation, to purchase the remaining 55% interest in Alliance Boots GmbH at any time during the period beginning February 2, 2015, and ending August 2, 2015.  If we exercise this call option, we would, subject to the terms and conditions of such agreement, be obligated to make a cash payment of £3.133 billion (equivalent to approximately $5.0 billion based on exchange rates as of November 30, 2012) and issue approximately 144.3 million shares of our common stock, with the amount and form of such consideration being subject to adjustment in certain circumstances including if the volume weighted average price of our common stock is below $31.18 per share during a period shortly before the closing of the second step transaction.  We also would assume the then-outstanding debt of Alliance Boots GmbH upon the closing of the second step transaction.  In the event that we do not exercise the option, or we exercise the call option but the second step transaction does not close, under certain circumstances, our ownership of Alliance Boots GmbH will reduce from 45% to 42% in exchange for nominal consideration to Walgreens.

CRITICAL ACCOUNTING POLICIES

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and include amounts based on management’s prudent judgments and estimates.  Actual results may differ from these estimates.  Management believes that any reasonable deviation from those judgments and estimates would not have a material impact on our consolidated financial position or results of operations.  To the extent that the estimates used differ from actual results, however, adjustments to the statement of comprehensive income and corresponding balance sheet accounts would be necessary.  These adjustments would be made in future statements.  For a discussion of the Company’s significant accounting policies, please see our Annual Report on Form 10-K for the fiscal year ended August 31, 2012.  Some of the more significant estimates include goodwill and other intangible asset impairment, allowance for doubtful accounts, vendor allowances, asset impairments, liability for closed locations, liability for insurance claims, cost of sales and income taxes.  We use the following methods to determine our estimates:

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

Equity method investments -

We use the equity method to account for investments in companies if the investment provides the ability to exercise significant influence, but not control, over operating and financial policies of the investee.  Our proportionate share of the net income or loss of these companies is included in consolidated net income.  Judgment regarding the level of influence over each equity method investment includes considering key factors such as our ownership interest, representation on the board of directors, participation in policy-making decisions and material intercompany transactions.

Income taxes -

We are subject to routine income tax audits that occur periodically in the normal course of business.  U.S. federal, state, local and foreign tax authorities raise questions regarding our tax filing positions, including the timing and amount of deductions and the allocation of income among various tax jurisdictions. In evaluating the tax benefits associated with our various tax filing positions, we record a tax benefit for uncertain tax positions using the highest cumulative tax benefit that is more likely than not to be realized. Adjustments are made to our liability for unrecognized tax benefits in the period in which we determine the issue is effectively settled with the tax authorities, the statute of limitations expires for the return containing the tax position or when more information becomes available. Our liability for unrecognized tax benefits, including accrued penalties and interest, is included in other long-term liabilities on our consolidated balance sheets and in income tax expense in our consolidated statements of comprehensive income.

In determining our provision for income taxes, we use an annual effective income tax rate based on full-year income, permanent differences between book and tax income, the relative proportion of foreign and domestic income, projections of income subject to Subpart F rules and statutory income tax rates. The effective income tax rate also reflects our assessment of the ultimate outcome of tax audits. Discrete events such as audit settlements or changes in tax laws are recognized in the period in which they occur.  Based on current knowledge, we do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions used to determine the amounts recorded for income taxes.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2012, FASB issued Accounting Standards Update (ASU) 2012-02, which permits an entity to make a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset, other than goodwill, is impaired.  If an entity concludes, based on an evaluation of all relevant qualitative factors, that it is not more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, it will not be required to perform the quantitative impairment for that asset.  The ASU is effective for impairment tests performed for fiscal years beginning after September 15, 2012 (fiscal 2014), with early adoption permitted.  The ASU will not have a material impact on the Company’s reported results of operations and financial position.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report and other documents that we file or furnish with the Securities and Exchange Commission contain forward-looking statements that are based on current expectations, estimates, forecasts and projections about our future performance, our business, our beliefs and our management’s assumptions. In addition, we, or others on our behalf, may make forward-looking statements in press releases or written statements, on the Company’s website or in our communications and discussions with investors and analysts in the normal course of business through meetings, webcasts, phone calls, conference calls and other communications.  Statements that are not historical facts are forward-looking statements, including forward-looking information concerning our investment in Alliance Boots GmbH and the other transactions contemplated by the Purchase and Option Agreement with Alliance Boots and their possible effects, levels of business with Express Scripts customers, estimates of the impact of developments on our earnings and earnings per share, network participation, cough/cold and flu season, prescription volume, pharmacy sales trends, prescription margins, number and location of new store openings, vendor, payer and customer relationships and terms, possible new contracts or contract extensions, competition, economic and business conditions, outcomes of litigation and regulatory matters, the level of capital expenditures, industry trends, demographic trends, growth strategies, financial results, cost reduction initiatives, acquisition and joint venture synergies, competitive strengths and changes in legislation or regulations. Words such as “expect,” “likely,” “outlook,” “forecast,” “would,” “could,” “should,” “can,” “will,” “project,” “intend,” “plan,” “goal,” “continue,” “sustain,” “synergy,” “on track,” “believe,” “seek,” “estimate,” “anticipate,” “may,” “possible,” “assume,” variations of such words and similar expressions are intended to identify such forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that could cause actual results to vary materially from those indicated, including:  risks that the proposed transactions disrupt plans and operations of either us or Alliance Boots GmbH, the ability to realize anticipated synergies and achieve anticipated financial results, the amount of costs, fees, expenses and charges incurred by Walgreens or Alliance Boots related to the transactions, the risks associated with international business operations, the risks associated with governance and control matters with respect to Alliance Boots GmbH,  whether the option to acquire the remainder of the Alliance Boots equity interest will be exercised, changes in vendor, payer and customer relationships and terms, changes in network participation, competition, changes in economic and business conditions generally or in the markets we or Alliance Boots participate, risks associated with new business initiatives and activities, the failure to obtain new contracts or extensions of existing contracts, the availability and cost of real estate and construction, risks associated with acquisitions, joint ventures, strategic investments  and divestitures, the ability to realize anticipated results from capital expenditures and cost reduction initiatives, outcomes of legal and regulatory matters, changes in legislation or regulations or interpretations thereof, and those described in Item 1A “Risk Factors”  in our Form 10-K for the fiscal year ended August 31, 2012, and in other reports that we file or furnish with the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those indicated or anticipated by such forward-looking statements. Accordingly, you are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date they are initially made. Except to the extent required by law, we do not undertake, and expressly disclaim, any duty or obligation to update publicly any forward-looking statement after the date the statement is made, whether as a result of new information, future events, changes in assumptions or otherwise.

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

We are exposed to interest rate volatility with regard to future issuances of fixed-rate debt, and existing and future issuances of floating-rate debt.  Primary exposures include U.S. Treasury rates, LIBOR and commercial paper rates.  From time to time, we use interest rate swaps and forward-starting interest rate swaps to hedge our exposure to interest rate changes, to reduce the volatility of our financing costs, and to achieve a desired proportion of fixed versus floating-rate debt, based on current and projected market conditions.  Generally under these swaps, we agree with a counterparty to exchange the difference between fixed-rate and floating-rate interest rate amounts based on an agreed upon notional principal amount.

Information regarding our interest rate swap transactions is set forth in Note 9 to the Consolidated Financial Statements.  These financial instruments are sensitive to changes in interest rates.  On November 30, 2012, we had $1.1 billion in long-term debt obligations that had floating interest rates.  A one percentage point increase or decrease in interest rates would increase or decrease the annual interest expenses we recognize and the cash we pay for interest expense by approximately $11 million.  In conjunction with the September 2012 notes issuance, we refinanced $3.0 billion of the $4.8 billion outstanding floating rate long-term debt at August 31, 2012.  This refinancing included $550 million of floating rate notes which accrue interest at the rate equal to the three-month U.S. dollar LIBOR as determined at the beginning of each quarterly period, plus 0.50%.  The remaining $3.5 billion notes issued in the refinancing are fixed rate debt.  A one percentage point increase or decrease in the three-month U.S. dollar LIBOR would increase or decrease the annual interest expense we recognize and the cash we pay for interest expense on these floating rate notes by approximately $6 million.

In connection with our Purchase and Option Agreement with Alliance Boots and the transactions contemplated thereby, our exposure to foreign currency risks, primarily with respect to the British pound sterling, and to a lesser extent the Euro and certain other foreign currencies, is expected to increase.  We are exposed to the translation of foreign currency earnings to the U.S. dollar as a result of our 45% interest in Alliance Boots GmbH, which we account for using the equity method of accounting on a three month lag.  Foreign currency forward contracts and other derivative instruments may be used from time to time in some instances to hedge in full or in part certain risks relating to foreign currency denominated assets and liabilities, intercompany transactions, and in connection with acquisitions, joint ventures or investments outside the United States.  As of November 30, 2012 and November 30, 2011, we did not have any outstanding foreign exchange derivative instruments.

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

Changes in Internal Control over Financial Reporting

In connection with the evaluation pursuant to Exchange Act Rule 13a-15(d) of the Company's internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) by the Company's management, including its CEO and CFO, no changes during the quarter ended November 30, 2012 were identified that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

The information in response to this item is incorporated herein by reference to Note 10 of the Consolidated Condensed Financial Statements of this Quarterly Report.

Item 1A.   Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended August 31, 2012 which could materially affect our business, financial condition or future results.

Item 2. Unregistered Sales of Equity Securities and Use Of Proceeds

(c)
The following table provides information about purchases by the Company during the quarter ended November 30, 2012 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act. Subject to applicable law, share purchases may be made in open market transactions, privately negotiated transactions, or pursuant to instruments and plans complying with Rule 10b5-1.

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Program (2)
9/1/2012 – 9/30/2012	-	-	-	$425,062,173
10/1/2012 - 10/31/2012	-	-	-	$425,062,173
11/1/2012 - 11/30/2012	1,400,000	$33.30	-	$425,062,173
Total	1,400,000		-

(1)
The Company purchased 1,400,000 shares of its common stock in open-market transactions to satisfy the requirements of the Company's employee stock purchase and option plans, as well as the Company's Nonemployee Director Stock Plan.

(2)
On July 13, 2011, the Board of Directors approved a share repurchase program (2012 repurchase program) that allows for the repurchase of up to $2.0 billion of the Company’s common stock prior to its expiration on December 31, 2015.  The total remaining authorization under the 2012 repurchase program was $425 million as of November 30, 2012.

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

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time.

Exhibit No.	Description	SEC Document Reference
3.1	Amended and Restated Articles of Incorporation of Walgreen Co.	Incorporated by reference to Exhibit 3.1 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on January 19, 2011.

3.2	Amended and Restated By-Laws of Walgreen Co., as amended effective as of August 2, 2012	Incorporated by reference to Exhibit 3.1 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on August 6, 2012.

4.1	Form of Floating Rate Note due 2014.	Incorporated by reference to Exhibit 4.1 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on September 13, 2012.

4.2	Form of 1.000% Note due 2015.	Incorporated by reference to Exhibit 4.2 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on September 13, 2012.

4.3	Form of 1.800% Note due 2017.	Incorporated by reference to Exhibit 4.3 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on September 13, 2012.

4.4	Form of 3.100% Note due 2022.	Incorporated by reference to Exhibit 4.4 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on September 13, 2012.

4.5	Form of 4.400% Note due 2042.	Incorporated by reference to Exhibit 4.5 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on September 13, 2012.

12	Computation of Ratio of Earnings to Fixed Charges.	Filed herewith.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.	Furnished herewith.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.	Furnished herewith.

101
The following financial statements and footnotes from the Walgreen Co. Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Condensed Balance Sheets; (ii) Consolidated Condensed Statement of Comprehensive Income; (iii) Consolidated Condensed Statement of Cash Flows; and (iv) the Notes to Consolidated Condensed Financial Statements.
Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WALGREEN CO.
(Registrant)

Dated: 12/28/12	/s/ W.D. Miquelon
W.D. Miquelon
Executive Vice President, Chief Financial Officer and President, International
(Chief Financial Officer)

Dated: 12/28/12	/s/ M.M. Scholz
M.M. Scholz
Senior Vice President – Corporate Financial Operations and Controller
(Chief Accounting Officer)