Form 10-Q
period 2013-02-28
WALGREEN CO
filed 2013-03-25
CIK 104207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended February 28, 2013

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
Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐ (Do not check if a smaller reporting company) Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑

The number of shares outstanding of the registrant's Common Stock, $.078125 par value, as of February 28, 2013  was 947,485,297.

WALGREEN CO.

FORM 10-Q FOR THE QUARTER ENDED February 28, 2013

PART I.                          FINANCIAL INFORMATION

Item 1.	Consolidated Condensed Financial Statements (Unaudited)
	a)	Balance Sheets
	b)	Statements of Comprehensive Income
	c)	Statements of Cash Flows
	d)	Notes to Financial Statements
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosure about Market Risk
Item 4.	Controls and Procedures

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings
Item 1A.	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 6.	Exhibits

PART I. FINANCIAL INFORMATION

Item 1.  Consolidated Condensed Financial Statements (Unaudited)

WALGREEN CO. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(UNAUDITED)
(In millions, except per share amounts)

	February 28,	August 31,	February 29,
	2013	2012	2012
Assets
Current Assets:
Cash and cash equivalents	$2,431	$1,297	$1,084
Accounts receivable, net	2,481	2,167	2,509
Inventories	7,253	7,036	7,347
Other current assets	267	260	270
Total Current Assets	12,432	10,760	11,210
Non-Current Assets:
Property and equipment, at cost, less accumulated depreciation and amortization	12,048	12,038	11,705
Equity investment in Alliance Boots	6,181	6,140	-
Alliance Boots call option	884	866	-
Goodwill	2,387	2,161	2,078
Other non-current assets	1,632	1,497	1,629
Total Non-Current Assets	23,132	22,702	15,412
Total Assets	$35,564	$33,462	$26,622

Liabilities & Shareholders' Equity
Current Liabilities:
Short-term borrowings	$1,299	$1,319	$12
Trade accounts payable	4,388	4,384	4,203
Accrued expenses and other liabilities	3,229	3,019	2,773
Income taxes	109	-	266
Total Current Liabilities	9,025	8,722	7,254
Non-Current Liabilities:
Long-term debt	5,058	4,073	2,381
Deferred income taxes	517	545	295
Other non-current liabilities	1,991	1,886	1,876
Total Non-Current Liabilities	7,566	6,504	4,552
Commitments and Contingencies (see Note 10)
Shareholders' Equity:
Preferred stock $.0625 par value; authorized 32 million shares, none issued	-	-	-
Common stock $.078125 par value; authorized 3.2 billion shares; issued 1,028,180,150 at February 28, 2013 and August 31, 2012 and 1,025,400,000 at February 29, 2012	80	80	80
Paid-in capital	979	936	837
Employee stock loan receivable	(13)	(19)	(11)
Retained earnings	20,804	20,156	19,721
Accumulated other comprehensive income	35	68	15
Treasury stock, at cost; 80,694,853 shares at February 28, 2013, 84,124,816 at August 31, 2012 and 162,649,466 at February 29, 2012	(2,912)	(2,985)	(5,826)
Total Shareholders' Equity	18,973	18,236	14,816
Total Liabilities & Shareholders' Equity	$35,564	$33,462	$26,622

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these Statements.

WALGREEN CO. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(In millions, except per share amounts)

	Three Months Ended		Six Months Ended
	February 28,	February 29,	February 28,	February 29,
	2013	2012	2013	2012

Net sales	$18,647	$18,651	$35,963	$36,808
Cost of sales	13,040	13,262	25,257	26,315
Gross Profit	5,607	5,389	10,706	10,493

Selling, general and administrative expenses	4,497	4,284	8,895	8,488
Gain on sale of business	20	-	20	-
Equity earnings in Alliance Boots	85	-	89	-
Operating Income	1,215	1,105	1,920	2,005

Interest expense, net	23	17	60	34

Earnings Before Income Tax Provision	1,192	1,088	1,860	1,971
Income tax provision	436	405	691	734
Net Earnings	$756	$683	$1,169	$1,237

Other comprehensive income (loss), net of tax:
Change in postretirement liability	$(1)	$(1)	$(3)	$(1)
Share of other comprehensive income of Alliance Boots	(49)	-	(121)	-
Cumulative translation adjustments	41	-	91	-
Comprehensive Income	$747	$682	$1,136	$1,236

Net earnings per common share – basic	$.80	$.79	$1.24	$1.41
Net earnings per common share – diluted	$.79	$.78	$1.23	$1.41

Dividends declared	$.2750	$.2250	$.5500	$.4500

Average shares outstanding	945.4	869.3	945.4	874.5
Dilutive effect of stock options	8.0	5.4	6.9	5.5
Average diluted shares	953.4	874.7	952.3	880.0

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these Statements.

WALGREEN CO. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In millions)

	Six Months Ended
	February 28, 2013	February 29, 2012

Cash Flows from Operating Activities:
Net earnings	$1,169	$1,237
Adjustments to reconcile net earnings to net cash provided by operating activities -
Depreciation and amortization	640	560
Deferred income taxes	(9)	(7)
Stock compensation expense	45	53
Equity earnings in Alliance Boots	(89)	-
Other	44	14
Changes in operating assets and liabilities -
Accounts receivable, net	(292)	36
Inventories	(93)	724
Other current assets	43	37
Trade accounts payable	(63)	(618)
Accrued expenses and other liabilities	228	(353)
Income taxes	138	67
Other non-current assets and liabilities	38	66
Net cash provided by operating activities	1,799	1,816

Cash Flows from Investing Activities:
Additions to property and equipment	(581)	(723)
Proceeds from sale of assets	18	35
Business and intangible asset acquisitions, net of cash received	(552)	(204)
Purchases of short term investments held to maturity	(49)	-
Proceeds (payments) related to sale of business	20	(45)
Other	(28)	(14)
Net cash used for investing activities	(1,172)	(951)

Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	4,000	-
Payments of long-term debt	(3,000)	-
Stock purchases	(116)	(1,015)
Proceeds related to employee stock plans	170	85
Cash dividends paid	(520)	(398)
Other	(27)	(9)
Net cash provided by (used for) financing activities	507	(1,337)

Changes in Cash and Cash Equivalents:
Net increase (decrease) in cash and cash equivalents	1,134	(472)
Cash and cash equivalents at beginning of period	1,297	1,556
Cash and cash equivalents at end of period	$2,431	$1,084

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these Statements.

WALGREEN CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1.  Basis of Presentation
The consolidated condensed financial statements of Walgreen Co. and subsidiaries included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting.  The Consolidated Condensed Balance Sheets as of February 28, 2013, August 31, 2012 and February 29, 2012, the Consolidated Condensed Statements of Comprehensive Income for the three and six months ended February 28, 2013 and February 29, 2012, and the Consolidated Condensed Statements of Cash Flows for the six months ended February 28, 2013 and February 29, 2012, have been prepared without audit.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  These unaudited consolidated condensed financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2012.

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

The consolidated condensed financial statements include the accounts of the Company and its subsidiaries.  The Company's 45% proportionate share of earnings in the Alliance Boots GmbH (Alliance Boots) equity method investment is included in consolidated net earnings.  The Company reports its share of equity earnings in Alliance Boots within the operating section in the Consolidated Condensed Statements of Comprehensive Income because operations of Alliance Boots are integral to Walgreens.  The companies share common board of director members, recognize purchasing synergies through a 50/50 joint venture as well as engage in intercompany sales transactions on select front end merchandise, of which 45% is eliminated based on Walgreens proportional interest in Alliance Boots.  The Company uses a three-month lag in reporting equity income in Alliance Boots.  Because of the three-month lag and the timing of the closing of this investment, only the four months of August  through November's results of operations are reflected in the equity earnings in Alliance Boots included in the Company's reported net earnings for the six month period ended February 28, 2013.  All intercompany transactions have been eliminated.

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to use judgment in the application of accounting policies, including making estimates and assumptions.  The Company bases its estimates on the information available at the time, its experience and on various other assumptions believed to be reasonable under the circumstances.  Adjustments may be made in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain.  Actual results may differ.  For a discussion of the Company's significant accounting policies, please see the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2012.

Note 2.  Inventories
Inventories are valued on a lower of last-in, first-out (LIFO) cost or market basis.  At February 28, 2013, August 31, 2012 and February 29, 2012, inventories would have been greater by $2.0 billion, $1.9 billion and $1.7 billion, respectively, if they had been valued on a lower of first-in, first-out (FIFO) cost or market basis.  LIFO inventory costs can only be determined annually when inflation rates and inventory levels are finalized; therefore, LIFO inventory costs for interim financial statements are estimated. Inventory includes product costs, inbound freight, warehousing costs and vendor allowances not classified as a reduction of advertising expense.

Note 3.  Liability for Closed Locations
The Company provides for future costs related to closed locations.  The liability is based on the present value of future rent obligations and other related costs (net of estimated sublease rent) to the first lease option date.  During the three and six month period ended February 28, 2013, the Company recorded charges of $9 million and $35 million, respectively, for facilities that were closed or relocated under long-term leases.  This compares to $3 million and $14 million for the three and six month period ended February 29, 2012, respectively.  These charges are reported in selling, general and administrative expenses on the Consolidated Condensed Statements of Comprehensive Income.

The changes in reserve for facility closings and related lease termination charges include the following (In millions):

	February 28,	August 31,	February 29,
	2013	2012	2012
Balance – beginning of period	$117	$145	$145
Provision for present value of non-cancellable lease payments on closed facilities	23	6	4
Assumptions about future sublease income, terminations and changes in interest rates	2	(11)	(4)
Interest accretion	10	25	14
Cash payments, net of sublease income	(22)	(48)	(28)
Balance – end of period	$130	$117	$131

Note 4.  Acquisitions
The aggregate purchase price of all business and intangible asset acquisitions was $552 million for the six months ended February 28, 2013.  In September 2012, the Company completed its acquisition of Stephen L. LaFrance Holdings, Inc. (USA Drug) for $416 million net of assumed cash, subject to adjustment in certain circumstances.  This acquisition increased the Company's presence in the mid-South region of the country.  The preliminary purchase accounting for the USA Drug acquisition added $201 million to goodwill and $124 million to intangible assets, primarily prescription files and non-compete agreements, with $91 million allocated to net tangible assets, primarily inventory.  This allocation is subject to change as the Company finalizes purchase accounting.  The USA Drug acquisition contributed $97 million of revenue and a pre-tax loss of $7 million in the quarter and $199 million of revenue and a pre-tax loss of $43 million for the six months ended February 28, 2013, including transaction and store closure costs of $34 million.

In December 2012, the Company acquired an 80% interest in Cystic Fibrosis Foundation Pharmacy LLC for $29 million net of assumed cash, subject to working capital adjustments, and a call option to acquire the remaining 20% interest.  The investment provides joint ownership in a specialty pharmacy for Cystic Fibrosis patients and their families and a provider of new product launch support and call center services for drug manufacturers.  The preliminary purchase accounting for the investment added $12 million to goodwill and $10 million to intangible assets, primarily payer contracts.  All other acquisitions added $88 million to intangible assets, primarily prescription files.  The remaining $19 million in fair values of business acquisitions in the period relate to immaterial amounts of tangible assets, less liabilities assumed.  Operating results of the businesses acquired have been included in the Consolidated Condensed Statements of Comprehensive Income from their respective acquisition dates forward.  Pro forma results of the Company, assuming all of the acquisitions had occurred at the beginning of each period presented, would not be materially different from the results reported.

Note 5.  Equity Method Investments

Equity method investments as of February 28, 2013, August 31, 2012 and February 29, 2012 were as follows (In millions, except percentages):

	February 28, 2013		August 31, 2012		February 29, 2012
	Carrying Value	Ownership Percentage	Carrying Value	Ownership Percentage	Carrying Value	Ownership Percentage
Alliance Boots	$ 6,181	45%	$ 6,140	45%	$ -	-
Other	7	30% - 50%	7	30% - 50%	7	30% - 50%
Total	$ 6,188		$ 6,147		$ 7

Alliance Boots

On August 2, 2012, pursuant to a Purchase and Option Agreement dated June 18, 2012, by and among the Company, Alliance Boots GmbH and AB Acquisitions Holdings Limited (the Purchase and Option Agreement), the Company acquired 45% of the issued and outstanding share capital of Alliance Boots in exchange for $4.025 billion in cash and approximately 83.4 million shares of Company common stock.  The Purchase and Option Agreement also provides, subject to the satisfaction or waiver of specified conditions, a call option that gives the Company the right, but not the obligation, to acquire the remaining 55% of Alliance Boots (second step transaction) in exchange for an additional £3.1 billion in cash (approximately $4.7 billion using February 28, 2013 exchange rates) as well as an additional 144.3 million Company shares, subject to certain adjustments.  If the Company exercises the call option, in certain limited circumstances, the Company may be required to make the entire second step transaction payment in cash.  The call option can be exercised by the Company during the six month period beginning February 2, 2015.  In addition, in certain circumstances, if the Company does not exercise the call option, or the Company has exercised the call option but the second step transaction does not close, the Company's ownership of Alliance Boots will reduce from 45% to 42% in exchange for nominal consideration.  The Company's initial investment and the call option exclude the Alliance Boots minority interest in Galenica Ltd. (Galenica).  The Alliance Boots investment in Galenica continues to be legally owned by Alliance Boots for the benefit of Alliance Boots shareholders other than the Company.

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

The Company accounts for its 45% investment in Alliance Boots using the equity method of accounting.   Investments accounted for under the equity method are recorded initially at cost and subsequently adjusted for the Company's share of the net income or loss and cash contributions and distributions to or from these entities.  Because the underlying net assets in Alliance Boots are denominated in a foreign currency, translation gains or losses will impact the recorded value of the Company's investment.  The Company utilizes a three-month lag in reporting equity income in Alliance Boots, reported as "Equity earnings in Alliance Boots" in the Consolidated Condensed Statements of Comprehensive Income.  The Company's investment is recorded as "Equity investment in Alliance Boots" in the Consolidated Condensed Balance Sheets  .

As of February 28, 2013, the Company's investment in Alliance Boots of $6.1 billion exceeded its proportionate share of the net assets of Alliance Boots by $2.4 billion based on preliminary estimates. This premium of $2.4 billion is recognized as part of the carrying value in the Company's equity investment in Alliance Boots.  The difference is primarily related to the fair value of Alliance Boots indefinite-lived intangible assets and goodwill.  The Company's equity method income from the investment in Alliance Boots is adjusted in current and future periods to reflect the amortization of fair value adjustments in certain assets of Alliance Boots.  Based on its preliminary estimates, the Company expects the incremental amortization expense associated with the Alliance Boots investment to be approximately $75 million during the first twelve months of reported results, with a larger amount recognized in the first three months of reported results representing the inventory step-up, which is amortized over the first inventory turn.

Other Equity Method Investments

Other equity method investments relate to joint ventures associated with the purchase of Option Care, Inc. in fiscal 2007.  These investments are included within other non-current assets on the Consolidated Condensed Balance Sheet.  The Company's share of equity income in these joint ventures is reported within selling, general and administrative expenses in the Consolidated Condensed Statements of Comprehensive Income.
Summarized U.S. GAAP Financial Information
Summarized financial information for the Company's equity method investees is as follows:
Balance Sheet (In millions)
	February 28, 2013(1)	August 31, 2012	February 29, 2012
Current assets	$9,485	$9,193	$13
Noncurrent assets	20,274	20,085	6
Current liabilities	7,896	7,254	2
Noncurrent liabilities	12,930	13,269	3
Shareholders' equity (2)	8,933	8,755	14

Income Statement (In millions)
	Three Months Ended		Six Months Ended
	February 28,	February 29,	February 28,	February 29,
	2013	2012	2013(3)	2012

Net sales	$9,183	$9	$11,957	$18
Gross Profit	1,946	3	2,548	6
Net Income	312	1	350	1
Share of income from equity method investments(3)	85	-	89	1

(1) Net assets in Alliance Boots are translated at the November 30, 2012 spot rate of $1.60 to one British pound Sterling, corresponding to the three month lag.
(2) Shareholders equity at February 28, 2013 and August 31, 2012 includes $392 million and $380 million, respectively, related to non-controlling interests.
(3) The Company utilizes a three-month lag in reporting its share of equity income in Alliance Boots.  Earnings reflect $28 million and $40 million of incremental acquisition related amortization for the three month and four month periods ending November 2012, respectively.  Earnings in Alliance Boots are translated at the average exchange rate of $1.59 to one British pound Sterling.  Three months of operating results are presented for Alliance Boots in the second quarter and four months are included in the six month period corresponding to the three-month lag after closing the investment on August 2, 2012.

Note 6.  Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill consist of the following activity (In millions):

Net book value – March 1, 2012
Goodwill	$2,106
Accumulated impairment losses	(28)
Total	2,078
Acquisitions	83
Other	-
Net book value – August 31, 2012	2,161
Acquisitions	213
Other	13
Net book value – February 28, 2013	$2,387

In September 2012, the Company purchased the regional drugstore chain USA Drug from Stephen L. LaFrance Holdings, Inc. and members of the LaFrance family for $416 million net of assumed cash and selected other assets (primarily prescription files).  The Company recorded $201 million of goodwill and $124 million of intangible assets in conjunction with the preliminary purchase accounting for this acquisition.  In December 2012, the Company purchased an 80% interest in Cystic Fibrosis Foundation Pharmacy LLC for $29 million, net of assumed cash.  Goodwill and intangible assets recorded through preliminary purchase accounting were $12 million and $10 million, respectively.  In the second quarter of fiscal 2013, the Company completed its purchase accounting for BioScrip, Inc. (BioScrip) and Crescent Pharmacy Holdings, LLC (Crescent), which were both acquired in fiscal 2012.  "Other" primarily represents immaterial final purchase accounting adjustments for the Company's acquisitions of BioScrip and Crescent.

The carrying amount and accumulated amortization of intangible assets, excluding intangibles related to Alliance Boots that are recorded within the equity method investment, consist of the following (In millions):

	February 28, 2013	August 31, 2012	February 29, 2012
Gross Intangible Assets
Purchased prescription files	$1,091	$984	$901
Favorable lease interests	383	388	385
Purchasing and payer contracts	344	334	308
Non-compete agreements	147	120	110
Trade names	189	189	188
Other amortizable intangible assets	4	4	4
Total gross intangible assets	2,158	2,019	1,896

Accumulated amortization
Purchased prescription files	(432)	(417)	(372)
Favorable lease interests	(126)	(109)	(94)
Purchasing and payer contracts	(133)	(119)	(106)
Non-compete agreements	(60)	(53)	(47)
Trade names	(45)	(32)	(22)
Other amortizable intangible assets	(3)	(3)	(2)
Total accumulated amortization	(799)	(733)	(643)
Total intangible assets, net	$1,359	$1,286	$1,253

Amortization expense for intangible assets was $149 million and $121 million for the six month periods ended February 28, 2013 and February 29, 2012, respectively.  The estimated annual amortization expense related to intangible assets, not including amounts related to Alliance Boots that will be amortized through equity method income, is as follows (In millions):

	2013	2014	2015	2016	2017
Estimated annual amortization expense:	$ 282	$ 239	$ 208	$ 168	$ 128

Note 7.  Short-Term Borrowings and Long-Term Debt
Short-term borrowings and long-term debt consist of the following at February 28, 2013, August 31, 2012 and February 29, 2012 (In millions):

	February 28, 2013	August 31, 2012	February 29, 2012
Short-Term Borrowings -
Current maturities of loans assumed through the purchase of land, buildings and equipment; various interest rates from 5.000% to 8.750%; various maturities from 2015 to 2035	$2	$9	$8
4.875% unsecured notes due 2013 net of unamortized discount and interest rate swap fair market value adjustment (See Note 8)	1,291	1,305	-
Other	6	5	4
Total short-term borrowings	$1,299	$1,319	$12

Long-Term Debt -
4.875% unsecured notes due 2013 net of unamortized discount and interest rate swap fair market value adjustment (see Note 8)	$-	$-	$1,320
5.250% unsecured notes due 2019 net of unamortized discount and interest rate swap fair market value adjustment (see Note 8)	1,024	1,030	1,015
Unsecured variable rate notes due 2014, net of unamortized discount	550	-	-
1.000% unsecured notes due 2015, net of unamortized discount	749	-	-
1.800% unsecured notes due 2017, net of unamortized discount	998	-	-
3.100% unsecured notes due 2022, net of unamortized discount	1,199	-	-
4.400% unsecured notes due 2042, net of unamortized discount	496	-	-
Bridge Facility	-	3,000	-
Loans assumed through the purchase of land, buildings and equipment; various interest rates from 5.000% to 8.750%; various maturities from 2015 to 2035	44	52	54
	5,060	4,082	2,389
Less current maturities	(2)	(9)	(8)
Total-long term debt	$5,058	$4,073	$2,381

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
$4,000

The Company may redeem the fixed rate notes at its option, at any time in whole, or from time to time in part, at a redemption price equal to the greater of: (1) 100% of the principal amount of the notes being redeemed; and (2) the sum of the present values of the remaining scheduled payments of principal and interest thereon (not including any portion of such payments of interest accrued as of the date of redemption), discounted to the date of redemption on a semiannual basis (assuming a 360-day year consisting of twelve 30-day months) at the Treasury Rate (as defined), plus 12 basis points for the notes due 2015, 20 basis points for the notes due 2017, 22 basis points for the notes due 2022 and 25 basis points for the notes due 2042.  If a change of control triggering event occurs, the Company will be required, unless it has exercised its right to redeem the notes, to offer to purchase the notes at a purchase price equal to 101% of their principal amount, plus accrued and unpaid interest, if any, on the notes repurchased to the date of repurchase.  The notes are unsecured senior debt obligations and rank equally with all other unsecured and unsubordinated indebtedness of the Company.  Total issuance costs relating to the notes, including underwriting discounts and fees, were $26 million.  The fair value of the notes as of February 28, 2013 was $4.0 billion.  Fair value for these notes was determined based upon quoted market prices.

On July 17, 2008, the Company issued notes totaling $1.3 billion bearing an interest rate of 4.875% paid semiannually in arrears on February 1 and August 1 of each year, beginning on February 1, 2009. The notes will mature on August 1, 2013. The Company may redeem the notes, at any time in whole or from time to time in part, at its option at a redemption price equal to the greater of: (1) 100% of the principal amount of the notes to be redeemed; or (2) the sum of the present values of the remaining scheduled payments of principal and interest, discounted to the date of redemption on a semiannual basis at the Treasury Rate, plus 30 basis points, plus accrued interest on the notes to be redeemed to, but excluding, the date of redemption.  If a change of control triggering event occurs, unless the Company has exercised its option to redeem the notes, it will be required to offer to repurchase the notes at a purchase price equal to 101% of the principal amount of the notes plus accrued and unpaid interest to the date of redemption.  The notes are unsecured senior debt obligations and rank equally with all other unsecured senior indebtedness of the Company. The notes are not convertible or exchangeable.  Total issuance costs relating to this offering were $9 million, which included $8 million in underwriting fees.  The fair value of the notes as of February 28, 2013, August 31, 2012 and February 29, 2012 was $1.3 billion, $1.4 billion and $1.4 billion, respectively.  Fair value for these notes was determined based upon quoted market prices.

On January 13, 2009, the Company issued notes totaling $1.0 billion bearing an interest rate of 5.250% paid semiannually in arrears on January 15 and July 15 of each year, beginning on July 15, 2009. The notes will mature on January 15, 2019. The Company may redeem the notes, at any time in whole or from time to time in part, at its option at a redemption price equal to the greater of: (1) 100% of the principal amount of the notes to be redeemed; or (2) the sum of the present values of the remaining scheduled payments of principal and interest, discounted to the date of redemption on a semiannual basis at the Treasury Rate, plus 45 basis points, plus accrued interest on the notes to be redeemed to, but excluding, the date of redemption.  If a change of control triggering event occurs, unless the Company has exercised its option to redeem the notes, it will be required to offer to repurchase the notes at a purchase price equal to 101% of the principal amount of the notes plus accrued and unpaid interest to the date of redemption.  The notes are unsecured senior debt obligations and rank equally with all other unsecured senior indebtedness of the Company. The notes are not convertible or exchangeable.  Total issuance costs relating to this offering were $8 million, which included $7 million in underwriting fees.  The fair value of the notes as of February 28, 2013, August 31, 2012 and February 29, 2012 was $1.2 billion, $1.2 billion and $1.1 billion, respectively.  Fair value for these notes was determined based upon quoted market prices.

The Company has had no activity or outstanding balances in its commercial paper program since fiscal 2009.  In connection with the commercial paper program, the Company maintains two unsecured backup syndicated lines of credit that total $1.35 billion.  The first $500 million facility expires on July 20, 2015, and allows for the issuance of up to $250 million in letters of credit.  The second $850 million facility expires on July 23, 2017, and allows for the issuance of up to $200 million in letters of credit.  The issuance of letters of credit under either of these facilities reduces available borrowings.  The Company's ability to access these facilities is subject to compliance with the terms and conditions of the credit facilities, including financial covenants.  The covenants require the Company to maintain certain financial ratios related to the proportion of consolidated debt to total capitalization and priority debt, along with limitations on the sale of assets and purchases of investments.   At February 28, 2013, the Company was in compliance with all such covenants.  The Company pays a facility fee to the financing banks to keep these lines of credit active.  At February 28, 2013, there were no letters of credit issued against these credit facilities.

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

In January 2010, the Company terminated its existing one-month future LIBOR swaps that converted all $1.3 billion of its 4.875% fixed rate debt to floating.  Upon termination, the Company received payment from its counterparty that consisted of accrued interest and an amount representing the fair value of the swaps.  The related fair value benefit attributed to the Company's debt continues to amortize over the life of the debt, which matures on August 1, 2013.  The Company then entered into six-month LIBOR in arrears swaps with two counterparties for all of its $1.3 billion 4.875% fixed rate debt.

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

The notional amounts of derivative instruments outstanding as of February 28, 2013, August 31, 2012 and February 29, 2012 were as follows (In millions):

	February 28, 2013	August 31, 2012	February 29, 2012
Derivatives designated as hedges:
Interest rate swaps	$1,800	$1,800	$1,550
Forward interest rate swaps	-	1,000	-

The changes in fair value of the notes attributable to the hedged risk are included in short-term and long-term debt on the Consolidated Condensed Balance Sheets (see Note 7) and amortized through maturity.  At February 28, 2013, August 31, 2012 and February 29, 2012, the Company had net unamortized fair value changes of $19 million, $40 million and $41 million, respectively.  Changes in fair value of the cash flow hedges are included in other comprehensive income, with any ineffectiveness recorded directly to interest expense.  Upon termination of the cash flow hedges, cumulative changes included in other comprehensive income will be amortized with the anticipated debt's cash flow.  No material fair value changes or ineffectiveness was recorded through other comprehensive income in fiscal years 2013 and 2012.

The fair value and balance sheet presentation of derivative instruments at February 28, 2013, August 31, 2012 and February 29, 2012, were as follows (In millions):

	Location in Consolidated Condensed Balance Sheet	February 28, 2013	August 31, 2012	February 29, 2012
Asset derivatives designated as hedges:
Interest rate swaps	Other current assets	$13	$24	$-
Forward interest rate swaps	Other non-current assets	-	-	-
Interest rate swaps	Other non-current assets	34	39	55

Gains and losses relating to the ineffectiveness of the Company's derivative instruments are recorded in interest expense on the Consolidated Condensed Statements of Comprehensive Income.  The Company recorded income of $1 million  for the quarter ended February 28, 2013 and income for the 6 months ended February 28, 2013 was immaterial.  The prior year's expenses were immaterial for the quarter and six month periods.

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

Level 1 -	Quoted prices in active markets that are accessible at the measurement date for identical assets and liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.
Level 2 -	Observable inputs other than quoted prices in active markets.
Level 3 -	Unobservable inputs for which there is little or no market data available. The fair value hierarchy gives the lowest priority to Level 3 inputs.

Assets measured at fair value on a recurring basis were as follows (In millions):

	February 28, 2013	Level 1	Level 2	Level 3
Assets:
Money market funds	$2,100	$2,100	$-	$-
Interest rate swaps	47	-	47	-

	August 31, 2012	Level 1	Level 2	Level 3
Assets:
Money market funds	$820	$820	$-	$-
Interest rate swaps	63	-	63	-
Forward interest rate swaps	-	-	-	-

	February 29, 2012	Level 1	Level 2	Level 3
Assets:
Money market funds	$764	$764	$-	$-
Interest rate swaps	55	-	55	-

Interest rate swaps are valued using six-month and one-month LIBOR in arrears rates.  See Note 8 for additional disclosure regarding financial instruments.

Note 10.  Commitments and Contingencies
The Company is involved in legal proceedings and is subject to investigations, inspections, audits, inquiries and similar actions by governmental authorities, arising in the normal course of the Company's business, including the matters described below.  Litigation, in general, and securities and class action litigation, in particular, can be expensive and disruptive.  Some of these suits may purport or may be determined to be class actions and/or involve parties seeking large and/or indeterminate amounts, including punitive or exemplary damages, and may remain unresolved for several years.  From time to time, the Company is also involved in legal proceedings as a plaintiff involving antitrust, tax, contract, intellectual property and other matters.  Gain contingencies, if any, are recognized when they are realized.  The results of legal proceedings are often uncertain and difficult to predict, and the costs incurred in litigation can be substantial, regardless of the outcome.  The Company believes that its defenses and assertions in pending legal proceedings have merit, and does not believe that any of these pending matters, after consideration of applicable reserves and rights to indemnification, will have a material adverse effect on the Company's consolidated financial position.  However, substantial unanticipated verdicts, fines and rulings do sometimes occur.  As a result, the Company could from time to time incur judgments, enter into settlements or revise our expectations regarding the outcome of certain matters, and such developments could have a material adverse effect on its results of operations in the period in which the amounts are accrued and/or our cash flows in the period in which the amounts are paid.
On a quarterly basis, the Company assesses its liabilities and contingencies for outstanding legal proceedings and reserves are established on a case-by-case basis for those legal claims for which management concludes that it is reasonably possible that a loss will be incurred and that the amount of such loss can be reasonably estimated. Substantially all of these contingencies are subject to significant uncertainties and, therefore, determining the likelihood of a loss and/or the measurement of any loss can be complex.  With respect to litigation and other legal proceedings where the Company has determined that a loss is reasonably possible, the Company is unable to estimate the amount or range of reasonably possible loss in excess of amounts reserved due to the inherent difficulty of predicting the outcome of and uncertainties regarding such litigation and legal proceedings.  The Company's assessments are based on estimates and assumptions that have been deemed reasonable by management, but that may prove to be incomplete or inaccurate, and unanticipated events and circumstances may occur that might cause the Company to change those estimates and assumptions.  Therefore, it is possible that an unfavorable resolution of one or more pending litigation or other contingencies could have a material adverse effect on the Company's consolidated financial statements in a future fiscal period.  Management's assessment of current litigation and other legal proceedings, including the corresponding accruals, could change because of the discovery of facts with respect to legal actions or other proceedings pending against the Company which are not presently known. Adverse rulings or determinations by judges, juries, governmental authorities or other parties could also result in changes to management's assessment of current liabilities and contingencies.  Accordingly, the ultimate costs of resolving these claims may be substantially higher or lower than the amounts reserved.

On April 4, 2012, the United States Drug Enforcement Administration (DEA) served administrative inspection warrants on six Walgreen retail pharmacies in Florida and removed certain controlled substance prescription records and other related documents.  On that same date, DEA also served an inspection warrant and an administrative subpoena for records on the Company's distribution center in Jupiter, Florida.  DEA issued a separate administrative subpoena for records from the Company's mail service and central fill facility in Orlando, Florida on August 8, 2012. On November 29, 2012, DEA issued a separate administrative subpoena for records from the Company's mail service and central fill facility in Tempe, Arizona.  On February 5, 2013, DEA served an administrative inspection warrant and administrative subpoenas for records on the Company's distribution center in Perrysburg, Ohio.

On September 14, 2012, DEA served an Order to Show Cause (OSC) and Immediate Suspension Order (ISO) on the Jupiter Distribution Center and placed under seal the controlled substance inventory at that facility.  The Company timely requested a hearing to demonstrate why DEA should not permanently revoke the controlled substance registration from the Jupiter Distribution Center.  The OSC hearing for the Jupiter facility is scheduled to begin in April 2013.  On October 10, 2012, the Company filed a petition in the U.S. Court of Appeals for the District of Columbia challenging DEA's authority to issue the ISO.  Oral agreements regarding the Company's petition occured at a hearing held on March 21, 2013.

The DEA has also issued an OSC to each of the six Company retail pharmacies that received inspection warrants in April 2012.  The Company timely requested hearings to demonstrate why DEA should not revoke the controlled substance registrations for those retail pharmacies.  Such hearings have been consolidated with the hearing for the Jupiter facility and, as a result, are currently scheduled to begin in April 2013.

SEC regulations require disclosure of certain environmental matters when a governmental authority is a party to the proceedings and the proceedings involve potential monetary sanctions that management reasonably believes could exceed $100,000.  On July 2, 2012, a number of California District Attorneys served the Company with a civil complaint filed in the Alameda County Superior Court (the Court) alleging certain violations of the state's hazardous waste regulations related to the proper disposal of various materials from the Company's retail stores and seeking injunctive relief, civil penalties and certain fees and expenses. The California District Attorneys filed an amended complaint on July 12, 2012, and a motion for preliminary injunction on August 6, 2012.  On December 13, 2012, the Court approved a settlement between the Company and the State of California.  The settlement requires the Company to pay penalties and costs and fund supplemental environmental projects in the total amount of approximately $17 million, which was paid during the fiscal quarter ended February 28, 2013 and includes certain injunctive relief.

Note 11.  Stock Compensation Plans
The Company granted 209,610 and 8,205,664 stock options under the Walgreen Co. Executive Stock Option Plan and the Walgreen Co. Stock Purchase/Option Plan (Share Walgreens) for the quarter and six month periods ended February 28, 2013, respectively.  This compares to 569,706 and 7,782,573 stock options granted in the quarter and six month period ended under the plans last year.  In fiscal 2013, the Company changed its regular annual option grant date from September 1 to November 1.  Stock options granted during fiscal 2013 had a weighted-average grant-date fair value of $6.74 using weighted average volatility, dividend yield and expected option life assumptions of 24.97%, 2.44% and 6.9 years using the Black Scholes option pricing model.  Total stock-based compensation expense was $25 million for the quarter and $45 million for the six month period ended February 28, 2013 compared to $18 million and $53 million for the same periods last year.  In accordance with Accounting Standards Codification (ASC) Topic 718 Compensation – Stock Compensation, compensation expense is recognized on a straight-line basis over the employee's vesting period or to the employee's retirement eligible date, if earlier.  The recognized retiree eligible expense recorded in the current quarter and six month periods were $2 million and $3 million, respectively, compared to $2 million for the quarter and $4 million for the six month periods ended February 29, 2012.  Compensation expense for the quarter and six month periods may not be representative of compensation expense for the entire fiscal year.  There were no material changes in the assumptions used to compute compensation expense during the current quarter.

The Company granted 134,885 and 917,322 restricted stock units under the Walgreen Co. Restricted Stock Unit Award Program for the quarter and six month periods ended February 28, 2013, compared to 33,427 and 753,620 restricted stock units in the same periods last year.  Restricted stock units granted on November 1, 2012 had a grant date stock price of $35.50.  Dividends issued under the program, paid in the form of additional restricted stock units, totaled 18,457 units for the quarter and 39,465 units for the six months ended February 28, 2013 versus 15,100 units and 31,645 units in the same periods last year.  The Company also granted 10,798 and 894,046 performance shares under the Walgreen Co. Performance Share Program for the quarter and six month period ended February 28, 2013 versus 44,327 and 773,999 shares in the same periods last year. Performance shares granted on November 1, 2012 had a grant date stock price of $35.50.  In accordance with ASC Topic 718, compensation expense is recognized on a straight line basis based on a three year cliff vesting schedule for the Restricted Stock Unit Award Program and straight line over a three year performance period, based on performance targets, for the Performance Share Program.  For the quarter and six month period ended February 28, 2013, the Company recognized $11 million and $19 million of expense related to these plans, respectively.  In the same periods last year, the Company recognized $3 million and $17 million of expense.

Note 12.  Earnings Per Share
The dilutive effect of outstanding stock options on earnings per share is calculated using the treasury stock method.  Stock options are anti-dilutive and excluded from the earnings per share calculation if the exercise price exceeds the average market price of the common shares.  Outstanding options to purchase common shares that were anti-dilutive and excluded from the second quarter earnings per share calculation totaled 16,469,909 and 32,885,613 at February 28, 2013 and February 29, 2012, respectively.  Anti-dilutive shares excluded from the year to date earnings per share calculation were 22,088,145 and 33,057,591 in fiscal 2013 and 2012, respectively.

Note 13.  Retirement Benefits
The principal retirement plan for employees is the Walgreen Profit-Sharing Retirement Trust to which both the Company and participating employees contribute.  The Company's contribution, which has historically related to FIFO earnings before interest and taxes (EBIT) and a portion of which is in the form of a guaranteed match, is determined annually at the discretion of the Board of Directors.  The profit-sharing provision was $89 million for the quarter and $171 million for the six month period of fiscal 2013 compared to $85 million and $164 million in the same periods last year.

The Company provides certain health insurance benefits for retired employees who meet eligibility requirements, including age, years of service and date of hire.  The costs of these benefits are accrued over the service life of the employee. The Company's postretirement health benefit plan is not funded.

Components of Net Periodic Benefit Costs (In millions):

	Three Months Ended		Six Months Ended
	February 28,	February 29,	February 28,	February 29,
	2013	2012	2013	2012
Service cost	$3	$3	$5	$6
Interest cost	4	6	7	11
Amortization of actuarial loss	3	2	6	4
Amortization of prior service cost	(6)	(3)	(11)	(5)
Total postretirement benefit cost	$4	$8	$7	$16

Note 14.  Depreciation and Amortization
The Company has recorded the following depreciation and amortization expense in the Consolidated Condensed Statements of Comprehensive Income (In millions):

	Three Months Ended		Six Months Ended
	February 28, 2013	February 29, 2012	February 28, 2013	February 29, 2012
Depreciation expense	$231	$204	$450	$406
Intangible asset amortization	75	61	149	121
System development costs amortization	21	18	41	33
Total depreciation and amortization expense	$327	$283	$640	$560

Amortization expense for the three and six month periods ended February 28, 2013 of $35 million, net of tax ($23 million from the step up of certain Alliance Boots assets and $12 million representing the Company's share of amortization within Alliance Boots operations) and $49 million, net of tax ($33 million from the step up of certain Alliance Boots assets and $16 million representing the Company's share of amortization within Alliance Boots operations), respectively, is included in equity earnings in Alliance Boots on the Consolidated Condensed Statements of Comprehensive Income.

Note 15.  Supplemental Cash Flow Disclosures
Cash interest paid for the six month period ended February 28, 2013 was $51 million compared to $46 million in the prior year's six month period.  Cash paid for income taxes was $543 million and $672 million for the six months ended February 28, 2013 and February 29, 2012 respectively. During the second quarter of fiscal 2013, the Company invested $49 million in short-term held-to-maturity securities.  During the second quarter of fiscal 2012, the Company entered into a sale-leaseback transaction involving 14 retail locations.  Proceeds from that transaction were used to fund future real estate investments.

Note 16.  Recent Accounting Pronouncements
In July 2012, FASB issued Accounting Standards Update (ASU) 2012-02, which permits an entity to make a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset, other than goodwill, is impaired.  If an entity concludes, based on an evaluation of all relevant qualitative factors, that it is not more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, it will not be required to perform the quantitative impairment for that asset.  The ASU is effective for impairment tests performed for fiscal years beginning after September 15, 2012 (fiscal 2014), with early adoption permitted.  The ASU will not have a material impact on the Company's reported results of operations and financial position.

In February 2013, FASB issued ASU 2013-02 – Comprehensive Income, which requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component.  The ASU is effective for annual and interim periods beginning after December 15, 2012 with early adoption permitted.  The ASU will be effective beginning in the Company's third quarter and will not have a material impact on the Company's reported results of operations and financial position.

Note 17.  Subsequent Events

On March 19, 2013, the Company, Alliance Boots GmbH and AmerisourceBergen Corporation ("AmerisourceBergen") announced various agreements and arrangements, including a ten-year pharmaceutical distribution agreement between the Company and AmerisourceBergen pursuant to which the Company will source branded and generic pharmaceutical products from AmerisourceBergen; an agreement which provides AmerisourceBergen the ability to access generics and related pharmaceutical products through Walgreens Boots Alliance Development GmbH, a global sourcing joint venture between the Company and Alliance Boots; and agreements and arrangements pursuant to which the Company and Alliance Boots together have the right, but not the obligation, to purchase a minority equity position in AmerisourceBergen and gain associated representation on AmerisourceBergen's board of directors in certain circumstances.

In connection with these arrangements, the Company, Alliance Boots and AmerisourceBergen entered into a Framework Agreement dated as of March 18, 2013, pursuant to which (1) Walgreens and Alliance Boots together were granted the right to purchase a minority equity position in AmerisourceBergen, beginning with the right, but not the obligation, to purchase up to 19,859,795 shares of AmerisourceBergen common stock (approximately 7 percent of the fully diluted equity of AmerisourceBergen, assuming the exercise in full of the warrants described below) in open market transactions, with the right to designate up to two members of the AmerisourceBergen board of directors upon achieving specified ownership levels; (2) Walgreens Pharmacy Strategies, LLC ("Walgreens PS"), a wholly-owned subsidiary of the Company, was issued (a) a warrant to purchase up to 11,348,456  shares of AmerisourceBergen common stock at an exercise price of $51.50 per share exercisable during a six-month period beginning in March 2016, and (b) a warrant to purchase up to 11,348,456 shares of AmerisourceBergen common stock at an exercise price of $52.50 per share exercisable during a six-month period beginning in March 2017; and Alliance Boots Luxembourg S.à r.l. ("AB Luxembourg"), a wholly-owned subsidiary of Alliance Boots, was issued (a) a warrant to purchase up to 11,348,456  shares of AmerisourceBergen common stock at an exercise price of $51.50 per share exercisable during a six-month period beginning in March 2016 and (b) a warrant to purchase up to 11,348,456 shares of AmerisourceBergen common stock at an exercise price of $52.50 per share exercisable during a six-month period beginning in March 2017 (collectively, the "Warrants").  The Warrants collectively represent approximately 16% of the outstanding AmerisourceBergen common stock on a fully-diluted basis, assuming exercise in full of the Warrants.  The number of shares which may be purchased in the open market is subject to increase in certain circumstances if the market price of AmerisourceBergen stock is less than the exercise price of the first tranche of warrants when those warrants are exercisable in 2016.  The ability of the Company and Alliance Boots to invest in equity in AmerisourceBergen above certain thresholds is subject to the receipt of regulatory approvals.  The parties and affiliated entities also entered into certain related agreements governing relations between and among the parties thereto, including the Shareholders Agreement, the Transaction Rights Agreement and the Limited Liability Company Agreement of WAB Holdings LLC, a newly-formed limited liability company jointly-owned by the Company and Alliance Boots for the purpose of acquiring and holding AmerisourceBergen common stock, described in the Company's Current Report on Form 8-K filed on March 20, 2013.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with the financial statements and the related notes included elsewhere herein and our consolidated financial statements, accompanying notes and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended August 31, 2012.  This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in forward-looking statements. Factors that might cause a difference include, but are not limited to, those discussed under "Cautionary Note Regarding Forward-Looking Statements" below and in Item 1A "Risk Factors" in our Annual Report on Form 10-K for the year ended August 31, 2012.

INTRODUCTION

Walgreens is principally a retail drugstore chain that sells prescription and non-prescription drugs and general merchandise.  General merchandise includes, among other things, household items, convenience and fresh foods, personal care, beauty care, photofinishing and candy.  Customers can have prescriptions filled in retail pharmacies as well as through the mail, and customers may also place orders by telephone and online.  At February 28, 2013, we operated 8,537 locations in 50 states, the District of Columbia, Guam and Puerto Rico.  Total locations do not include 371 Take Care Clinics that are operated primarily within other Walgreens locations or locations of unconsolidated partially owned entities such as Alliance Boots GmbH.

	Number of Locations
Location Type	February 28, 2013	February 29, 2012
Drugstores	8,072	7,841
Worksite Health and Wellness Centers	371	354
Infusion and Respiratory Services Facilities	81	82
Specialty Pharmacies	11	11
Mail Service Facilities	2	2
Total	8,537	8,290

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

On July 19, 2012, Walgreens and Express Scripts announced their entry into a new multi-year agreement pursuant to which Walgreens began participating in the broadest Express Scripts retail pharmacy provider network available to Express Scripts clients as of September 15, 2012.  From January 1, 2012, until September 14, 2012, however, Express Scripts' network did not include Walgreens pharmacies.  We expect the positive impact of this agreement will be incremental over time, particularly over the first several quarters after September 15, 2012. While we cannot predict with certainty which Express Scripts clients will choose to include us in their pharmacy networks in any particular future period, we expect that our pharmacies will participate in the pharmacy networks of most clients for which Express Scripts serves as pharmacy benefit manager.  However, one substantial client of Express Scripts, the United States Department of Defense TRICARE program, has announced that Walgreens will continue to not be a part of its pharmacy network and will be designated as a non-network pharmacy provider for TRICARE beneficiaries.  Most of the patients we served in calendar 2011 who participated in a plan for which Express Scripts served as pharmacy benefit manager transitioned to another pharmacy after we exited the Express Scripts network on January 1, 2012. We have incurred, and expect to continue to incur, marketing and other costs in connection with efforts to regain former patients and attract new patients covered by plans for which we become a network pharmacy provider as a result of our agreement with Express Scripts.

Ultimately, the magnitude and timing of the impact on our financial results of rejoining the Express Scripts retail pharmacy provider network will depend on our ability to regain former patients and attract new patients covered by existing and new Express Scripts clients; however, we cannot predict with certainty what level of business we will achieve as a result of rejoining the Express Scripts retail pharmacy provider network in any particular future time period.  We also intend to continue to pursue initiatives seeking to align our costs with anticipated business levels over time.  Rejoining the Express Scripts retail pharmacy provider network has positively affected our net sales, net earnings and cash flows over time relative to the levels we would have achieved if we were not in the Express Scripts network and partially mitigated the adverse effects related to our non-participation in the Express Scripts retail pharmacy provider network during the period from January 1, 2012 through September 14, 2012.  See "Cautionary Note Regarding Forward-Looking Statements."

Periodically, we make strategic acquisitions and investments that fit our long-term growth objectives.  Consideration is given to retail, health and well-being enterprises and other potential acquisitions and investments that provide unique opportunities and fit our business objectives such as the acquisition of USA Drug, completed in first quarter of fiscal 2013, and key fiscal 2012 acquisitions including certain assets of BioScrip Inc.'s (BioScrip) community specialty pharmacies, centralized specialty and mail services pharmacy business and Crescent Pharmacy Holdings, LLC (Crescent).

In August 2012, we acquired a 45% equity interest in Alliance Boots GmbH (Alliance Boots) and a call option that provides Walgreens the right, but not the obligation, to purchase the remaining 55% over a six month period beginning February 2, 2015.  Additional information regarding our investment in Alliance Boots is available in our Current Reports on Form 8-K filed on June 19, 2012 and August 6, 2012 (as amended by the Form 8-K/A filed on September 10, 2012).   The amendment to our August 6, 2012 Form 8-K filed on September 10, 2012, includes as exhibits thereto Alliance Boots audited consolidated financial statements for the years ended March 31, 2012, 2011 and 2010 (prepared in accordance with International Financial Reporting Standards as issued by the International Accounting Standards Board) and unaudited pro forma consolidated financial information related to our 45% investment in Alliance Boots.  Walgreens initial investment and the call option excludes the Alliance Boots minority interest in Galenica Ltd. (Galenica). The Alliance Boots investment in Galenica continues to be legally owned by Alliance Boots for the benefit of Alliance Boots shareholders other than Walgreens.  We account for our 45% investment in Alliance Boots using the equity method of accounting.  Investments accounted for under the equity method are recorded initially at cost and subsequently adjusted for our share of the net income or loss and cash contributions and distributions to or from these entities.  Net income reported by Alliance Boots is translated from British pounds Sterling at the average rate for the period.  See Note 5 to our unaudited consolidated financial statements for additional information regarding our equity method investments.  We utilize a three-month lag in reporting equity income from our investment in Alliance Boots, reported as equity earnings in Alliance Boots on the Consolidated Condensed Statements of Comprehensive Income.  The investment is recorded as Equity investment in Alliance Boots in the Consolidated Condensed Balance Sheet.

As previously disclosed, we estimate combined synergies across both companies to be between $100 million and $150 million in the first year following completion of our 45% investment in Alliance Boots.  The three-month lag impacts the quarterly and fiscal year timing of when Alliance Boots results and synergies will be reflected in the equity income in Alliance Boots included in our financial statements.  Because of the three-month lag and the timing of the closing of this investment, our financial statements for the six months ended February 28, 2013 reflect six months of the dilutive effect of the incremental shares and interest expense associated with our Alliance Boots investment, but only four months (August 1, 2012 through November 30, 2012) of results of Alliance Boots are reflected in the equity earnings in Alliance Boots included in our Consolidated Condensed Statements of Comprehensive Income for the six month period.   Similarly, our financial statements for the fiscal year ended August 31, 2013 will reflect 12 months of the dilutive effect of the incremental shares and interest expense associated with our Alliance Boots investment, but only 10 months (August 1, 2012 through May 31, 2013) of Alliance Boots results will be reflected in the equity earnings in Alliance Boots included in our fiscal 2013 financial statements.  The Alliance Boots business is seasonal in nature, typically generating a higher proportion of revenue and earnings in the winter holiday and cold and flu season. Because of the adoption of a three-month lag in reporting equity income from our investment in Alliance Boots, the results of Alliance Boots for December, January and February will be reflected in the equity income included in our financial statements for the fiscal quarter ending May 31.  See "Cautionary Note Regarding Forward-Looking Statements" below.

RECENT DEVELOPMENTS

On March 19, 2013, the Company, Alliance Boots GmbH and AmerisourceBergen Corporation ("AmerisourceBergen") announced various agreements and arrangements, including a ten-year pharmaceutical distribution agreement between the Company and AmerisourceBergen pursuant to which the Company will source branded and generic pharmaceutical products from AmerisourceBergen; an agreement which provides AmerisourceBergen the ability to access generics and related pharmaceutical products through Walgreens Boots Alliance Development GmbH, a global sourcing joint venture between the Company and Alliance Boots; and agreements and arrangements pursuant to which the Company and Alliance Boots together have the right, but not the obligation, to purchase a minority equity position in AmerisourceBergen and gain associated representation on AmerisourceBergen's board of directors in certain circumstances.   The distribution agreement is expected to result in the distribution by AmerisourceBergen of branded pharmaceutical products that Walgreens historically has sourced from distributors and suppliers, effective September 1, 2013.  Over time, beginning in calendar year 2014, distribution by AmerisourceBergen for the Company is expected to increasingly include generic pharmaceutical products that the Company currently self-distributes.

In connection with these arrangements, the Company, Alliance Boots and AmerisourceBergen entered into a Framework Agreement dated as of March 18, 2013 (the "Framework Agreement"), pursuant to which (1) Walgreens and Alliance Boots together were granted the right to purchase a minority equity position in AmerisourceBergen, beginning with the right, but not the obligation, to purchase up to 19,859,795 shares of AmerisourceBergen common stock (approximately 7 percent of the fully diluted equity of AmerisourceBergen, assuming the exercise in full of the warrants described below) in open market transactions, with the right to designate up to two members of the AmerisourceBergen board of directors upon achieving specified ownership levels; (2) Walgreens Pharmacy Strategies, LLC ("Walgreens PS"), a wholly-owned subsidiary of the Company, was issued (a) a warrant to purchase up to 11,348,456  shares of AmerisourceBergen common stock at an exercise price of $51.50 per share exercisable during a six-month period beginning in March 2016, and (b) a warrant to purchase up to 11,348,456 shares of AmerisourceBergen common stock at an exercise price of $52.50 per share exercisable during a six-month period beginning in March 2017;  and Alliance Boots Luxembourg S.à r.l. ("AB Luxembourg"), a wholly-owned subsidiary of Alliance Boots, was issued (a) a warrant to purchase up to 11,348,456  shares of AmerisourceBergen common stock at an exercise price of $51.50 per share exercisable during a six-month period beginning in March 2016 and (b) a warrant to purchase up to 11,348,456 shares of AmerisourceBergen common stock at an exercise price of $52.50 per share exercisable during a six-month period beginning in March 2017 (collectively, the "Warrants").  The Warrants collectively represent approximately 16% of the outstanding AmerisourceBergen common stock on a fully-diluted basis, assuming exercise in full of the Warrants.  The number of shares which may be purchased in the open market is subject to increase in certain circumstances if the market price of AmerisourceBergen stock is less than the exercise price of the first tranche of warrants when those warrants are exercisable in 2016.   The ability of the Company and Alliance Boots to invest in equity in AmerisourceBergen above certain thresholds is subject to the receipt of regulatory approvals.  The parties and affiliated entities also entered into certain related agreements governing relations between and among the parties thereto, including the Shareholders Agreement, the Transaction Rights Agreement and the Limited Liability Company Agreement of WAB Holdings LLC, a newly-formed limited liability company jointly-owned by the Company and Alliance Boots for the purpose of acquiring and holding AmerisourceBergen common stock, described in our Current Report on Form 8-K filed on March 20, 2013.

Please refer to our Current Report on Form 8-K filed on March 20, 2013 for more detailed information regarding these agreements and arrangements.  We currently expect modest earnings accretion from the agreement for fiscal year 2014, excluding one-time transaction-related costs. See "Cautionary Note Regarding Forward-Looking Statements" and "Risk Factors" below.

OPERATING STATISTICS

	Percentage Increases/(Decreases)
	Three Months Ended		Six Months Ended
	February 28, 2013	February 29, 2012	February 28, 2013	February 29, 2012
Net Sales	0.0	0.8	(2.3)	2.7
Net Earnings	10.7	(7.7)	(5.5)	(6.3)
Comparable Drugstore Sales	(2.6)	(1.5)	(5.3)	0.4
Prescription Sales	0.0	(1.7)	(3.7)	1.3
Comparable Drugstore Prescription Sales	(2.7)	(3.9)	(7.1)	(0.7)
Front-End Sales	(0.1)	5.0	0.0	5.2
Comparable Drugstore Front-End Sales	(2.6)	2.1	(2.3)	2.2
Gross Profit	4.0	1.2	2.0	2.2
Selling, General and Administrative Expenses	5.0	4.0	4.8	4.5

	Percent to Net Sales
	Three Months Ended		Six Months Ended
	February 28, 2013	February 29, 2012	February 28, 2013	February 29, 2012
Gross Margin	30.1	28.9	29.8	28.5
Selling, General and Administrative Expenses	24.1	23.0	24.7	23.1

	Other Statistics
	Three Months Ended		Six Months Ended
	February 28, 2013	February 29, 2012	February 28, 2013	February 29, 2012
Prescription Sales as a % of Net Sales	61.1	61.0	62.4	63.2
Third Party Sales as a % of Total Prescription Sales	95.3	95.7	95.5	95.7
Number of Prescriptions (in millions)	174	167	343	346
Comparable Prescription % Increase/(Decrease)	2.5	(8.7)	(2.6)	(5.4)
30 Day Equivalent Prescriptions (in millions) *	208	196	409	404
Comparable 30 Day Equivalent Prescription % Increase/(Decrease) *	4.3	(4.9)	(0.4)	(1.6)
Total Number of Locations			8,537	8,290

* Includes the adjustment to convert prescriptions greater than 84 days to the equivalent of three 30-day prescriptions. This adjustment reflects the fact that these prescriptions include approximately three times the amount of product days supplied compared to a normal prescription.

RESULTS OF OPERATIONS

Net earnings for the quarter ended February 28, 2013 were $756 million or $.79 per diluted share.  This was a 10.7% increase in net earnings over the same quarter last year.  The net earnings increase in the quarter was primarily attributable to improved gross margins and equity earnings in Alliance Boots, partially offset by higher selling, general and administrative expenses.  Included in the current quarter's net earnings and net earnings per diluted share, respectively, was $71 million, or $.08 per diluted share, in acquisition-related amortization; $46 million, or $.05 per diluted share, from the quarter's LIFO provision; $42 million, or $.04 per diluted share, from the incremental taxation on equity earnings in Alliance Boots; $13 million, or $.01 per diluted share, of acquisition related costs; and $13 million, or $.01 per diluted share, from an additional gain on the 2011 sale of the Walgreens Health Initiatives, Inc. business relating to a client retention escrow.

For the six month period ended February 28, 2013, net earnings decreased 5.5% to $1,169 million or $1.23 per diluted share.  The net earnings decrease for the six month period was primarily attributable to lower sales and higher selling, general and administrative expenses as a percentage of sales, partially offset by improved margins and equity earnings in Alliance Boots.  Included in the six month period net earnings and net earnings per diluted share, respectively, was $130 million, or $.14 per diluted share, in acquisition-related amortization; $80 million, or $.08 per diluted share, from the quarter's LIFO provision; $42 million, or $.04 per diluted share, from the incremental taxation on equity earnings in Alliance Boots; $36 million, or $.03 per diluted share, of acquisition related costs; $24 million, or $.03 per diluted share, in costs related to Hurricane Sandy; and $13 million, or $0.01 per diluted share, from an additional gain on the 2011 sale of the Walgreens Health Initiatives, Inc. business relating to a client retention escrow.

Net sales for the quarter ended February 28, 2013 were $18.6 billion, flat as compared to the prior year.  The acquisition of USA Drug and BioScrip assets increased total sales by 1.5% in the current quarter and six month period.  Sales were positively impacted by our participation in the Express Scripts retail pharmacy provider network as compared to the prior year's quarter where we were excluded from the network for the months of January and February.  Sales gains from new stores, each of which include an indeterminate amount of market-driven price changes, were offset by lower comparable store sales.  Comparable drugstore sales were down 2.6% in the quarter ended February 28, 2013.  Comparable drugstores are defined as those that have been open for at least twelve consecutive months without closure for seven or more consecutive days and without a major remodel or a natural disaster in the past twelve months.  Relocated and acquired stores are not included as comparable stores for the first twelve months after the relocation or acquisition.  We operated 8,537 locations (8,072 drugstores) as of February 28, 2013, compared to 8,290 locations (7,841 drugstores) a year earlier.

Prescription sales were flat in the current quarter and decreased 3.7% for the first six months and represented 61.1% and 62.4% of total net sales, respectively.  In the prior year, prescription sales decreased 1.7% in the quarter and increased by 1.3% year to date and represented 61.0% and 63.2% of total net sales.  Comparable drugstore prescription sales decreased 2.7% in the current quarter and 7.1% for the six month period.  The effect of generic drugs, which have a lower retail price, replacing brand name drugs reduced prescription sales by 5.9% in the current quarter and 7.3% for the first six months versus 2.1% and 2.0% in the same periods last year.  The effect of generics on total net sales was a reduction of 3.2% in the current quarter and 4.0% year to date compared to 1.1% in the quarter and six month periods last year.  Prescription sales were positively impacted by the effects of our participation in the Express Scripts retail pharmacy provider network.  New generic drug introductions have led to an increased effect of generics on total net sales during the quarter and six month periods which is expected to continue for the remainder of fiscal 2013.  Third party sales, where reimbursement is received from managed care organizations, the government, employers or private insurers, were 95.3% of prescription sales for the quarter and 95.5% for the six month periods ended February 28, 2013 compared to 95.7% for the quarter and the six month periods last year.  We receive market driven reimbursements from third party payers, a number of which typically reset in January.  The total number of prescriptions filled for the current quarter (including immunizations) was approximately 174 million compared to 167 million for the same period last year.  Prescriptions adjusted to 30 day equivalents were 208 million in the current quarter versus 196 million in last year's quarter.

Front-end sales decreased 0.1% for the current quarter and were 38.9% of total net sales.  For the six months ended February 28, 2013 front-end sales were flat and comprised 37.6% of total net sales.  In comparison, prior year front end sales increased 5.0% and 5.2% for the quarter and six month periods, respectively, and comprised 39.0% and 36.8% of total net sales.  The decrease in the current quarter's front-end sales is due to negative comparable drugstore front end sales.  Comparable drugstore front-end sales decreased 2.6% for the current quarter and 2.3% year to date compared to the prior year which increased 2.1% and 2.2% in the quarter and year to date periods, respectively.  The decrease in comparable front end sales in the current quarter was primarily attributed to lower customer traffic partially offset by an increase in basket size.

Gross margin as a percent of sales was 30.1% in the current quarter and 29.8% for the first six months compared to 28.9% and 28.5% last year.  Gross margin in the current quarter and six month period was positively impacted by higher retail pharmacy margins where the impact of new generics more than offset lower market driven reimbursements.  Front-end gross margin percentages in the current quarter and six month period increased slightly driven by the non-prescription drug, personal care and household products categories in addition to purchasing synergies realized from the joint venture formed by Walgreens and Alliance Boots, which were partially offset by costs associated with points earned from our loyalty program as well as our e-commerce operations.  Additionally, a higher provision for LIFO negatively impacted margins for the six month period.  New generic introductions are expected to continue to positively contribute to pharmacy gross margins for the remainder of fiscal 2013.

Gross profit dollars increased 4.0% over the prior year's quarter and 2.0% over the prior year's six month period. The increase is attributed to higher retail pharmacy margins.

We use the LIFO method of inventory valuation, which can only be determined annually when inflation rates and inventory levels are finalized; therefore, LIFO inventory costs for the interim financial statements are estimated.  Cost of sales included a LIFO provision of $72 million and $127 million for the quarter and six month periods ended February 28, 2013 versus $72 million and $117 million a year ago.  In the current quarter, our estimated annual inflation rate increased from 2.5% to 2.75% primarily due to higher than anticipated prescription drug inflation.  At February 29, 2012, our estimated annual inflation rate for fiscal 2012 was 2.5%.

Selling, general and administrative expenses as a percentage of sales were 24.1% for the current year's second quarter and 24.7% for the first six months compared to 23.0% and 23.1% a year ago.  As a percentage of sales, expenses in the current quarter were higher primarily due to investments in strategic initiatives and capabilities, store direct expenses, legal expenses, occupancy expense and USA Drug expenses which include operating, acquisition and store closing costs.  Expenses for the six month period as a percentage of sales were higher due to store salaries, occupancy expense, investments in strategic initiatives and capabilities, store direct expenses, USA Drug expenses which include operating, acquisition and store closing costs and Hurricane Sandy expenses.

Selling, general and administrative expense dollars increased $213 million or 5.0% over the prior year's quarter and $407 million or 4.8% over the prior year's six month period.  The current quarter's growth includes 2.4% of new store expenses, 1.0% of comparable store and headquarter expenses, 0.8% from USA Drug operations, 0.5% from acquisition related costs and 0.3% in acquisition related amortization.  Growth for the six month period ended February 28, 2013 includes 2.5% of new store expenses, 0.7% from USA Drug operations, 0.6% from acquisition related costs, 0.5% from Hurricane Sandy, 0.3% in acquisition related amortization and 0.2% of comparable store and headquarter expenses.

Earnings in the 45% Alliance Boots equity method investment for the three and six month periods ended February 28, 2013 were $85 million and $89 million, respectively.  Alliance Boots earnings are reported on a three-month lag.  As a result, only August through November's results of operations of Alliance Boots are reflected in the equity earnings in Alliance Boots included in our reported net earnings for the six month period ended February 28, 2013.  Earnings included amortization expense resulting from the fair value of certain Alliance Boots assets of $23 million in the current quarter, $13 million of which was related to inventory, and $33 million for the six month period, $19 million of which was related to inventory.

Interest was a net expense of $23 million in the quarter and $60 million year to date compared to $17 million and $34 million for the prior quarter and year to date, respectively.  The increase in interest expense for the three and six month periods is primarily attributed to the $4.0 billion note issuance which occurred in September 2012.  The current quarter's net interest expense was reduced by a $19 million interest payment related to late payments of state Medicaid receivables.  The current and prior year's interest expense is net of $2 million in the quarter and $4 million year to date, which was capitalized to construction projects.

The effective tax rate for the quarter was 36.6% compared to 37.3% in the prior year.  For the six month period, the effective tax rate was 37.1% compared to 37.3% in the prior year.  The decrease in the current year's effective tax rate, as compared to last year's rate is primarily attributed to foreign source income taxed at a lower rate and a favorable resolution of certain state audits.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $2.4 billion at February 28, 2013, compared to $1.1 billion at February 29, 2012.  Short-term investment objectives are to minimize risk, maintain liquidity and maximize after-tax yields.  To attain these objectives, investment limits are placed on the amount, type and issuer of securities.  Investments are principally in U.S. Treasury market funds.

Our Board of Directors has approved a long-term capital policy: to maintain a strong balance sheet and financial flexibility; reinvest in our core strategies; invest in strategic opportunities that reinforce our core strategies and meet return requirements; and return surplus cash flow to shareholders in the form of dividends and share repurchases over the long term.

Net cash provided by operating activities for the six months ended February 28, 2013 was $1.8 billion compared to $1.8 billion at February 29, 2012.  When compared to the prior year, cash from operating activities was flat resulting from lower net earnings offset by further working capital improvements.  Working capital was positively impacted in the current quarter due to the timing of our annual profit sharing contribution which has historically been in February but in the current year was made in March.  Cash provided by operations is the principal source of funds for expansion, acquisitions, remodeling programs, dividends to shareholders and stock repurchases.

Net cash used for investing activities was $1.2 billion for the six months ended February 28, 2013 compared to $1.0 billion a year ago.  Additions to property and equipment were $581 million compared to $723 million last year primarily due to higher investments in existing stores in the prior year.  During the first six months, we added a total of 271 locations (152 net of closures), of which 101 were new or relocated drugstores compared to 139 last year (80 net of closures).  The USA Drug acquisition contributed 141 locations (70 net).  There were 20 owned locations added during the first six months and 41 under construction at February 28, 2013 versus 20 owned locations added and 41 under construction last year.

	Drugstores	Worksites	Infusion and Respiratory Services	Specialty Pharmacies	Mail Service	Total
August 31, 2012	7,930	366	76	11	2	8,385
New/Relocated	101	10	8	1	-	120
Acquired	146	-	1	4	-	151
Closed/Replaced	(105)	(5)	(4)	(5)	-	(119)
February 28, 2013	8,072	371	81	11	2	8,537

Business acquisitions this year were $552 million versus $204 million in the prior year.  Business acquisitions in the current year include the purchase of the regional drugstore chain USA Drug from Stephen L. LaFrance Holdings, Inc. and members of the LaFrance family for $416 million net of assumed cash, an 80% interest in Cystic Fibrosis Foundation Pharmacy, LLC for $29 million net of assumed cash and selected other assets (primarily prescription files).  The prior year acquisitions primarily include the purchase of prescription files along with the purchase of Crescent Pharmacy Holdings, LLC, an infusion pharmacy business, for $75 million net of assumed cash. In the current year, we received client retention proceeds of $20 million in accordance with the June 2011 sales agreement of our pharmacy benefit management business, Walgreens Health Initiatives, Inc.  In the prior year, we paid $45 million which was the result of a working capital adjustment in accordance with the June 2011 sales agreement.

Capital expenditures for fiscal 2013 are expected to be between $1.3 billion and $1.5 billion, excluding business acquisitions, joint ventures and prescription file purchases, although the actual amount may vary depending upon a variety of factors, including, among other things, the timing of implementation of certain capital projects.  We expect new drugstore organic growth of approximately 1.5 to 2.5 percent in fiscal 2013.  We are continuing to relocate stores to more convenient and profitable freestanding locations.

Net cash provided by financing activities was $507 million compared to the prior year's net cash use of $1.3 billion.  In September 2012, we received proceeds from a public offering of $4.0 billion of notes with varying interest rates (see Note 7).  The notes were used, in part, to repay the $3.0 billion 364-day bridge term loaned obtained in August 2012 in connection with the investment in Alliance Boots.  We repurchased shares totaling $116 million in the current year, all of which was to support the needs of the employee stock plans.  In the prior year, we repurchased shares totaling $1,015 million, $975 million in conjunction with our share buyback programs and $40 million to support the needs of the employee stock plans.  We had proceeds related to employee stock plans of $170 million during the first six months versus $85 million for the same period last year.  Cash dividends paid were $520 million during the first six months of fiscal 2013, versus $398 million for the same period a year ago.

In connection with our capital policy, our Board of Directors has authorized share repurchase programs and set a long-term dividend payout ratio target between 30 and 35 percent of net earnings.  On July 13, 2011, our Board of Directors authorized the 2012 stock repurchase program, which allows for the repurchase of up to $2.0 billion of the Company's common stock prior to its expiration on December 31, 2015.  No shares were repurchased under the program in the current quarter compared to $975 million for the six months ended February 29, 2012.

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

We had no commercial paper outstanding at February 28, 2013.  In connection with our commercial paper program, we maintain two unsecured backup syndicated lines of credit that total $1.35 billion.  The first $500 million facility expires on July 20, 2015, and allows for the issuance of up to $250 million in letters of credit.  The second $850 million facility expires on July 23, 2017, and allows for the issuance of up to $200 million in letters of credit.  The issuance of letters of credit under either of these facilities reduces available borrowings.  Our ability to access these facilities is subject to our compliance with the terms and conditions of the credit facility, including financial covenants.  The covenants require us to maintain certain financial ratios related to the proportion of consolidated debt to total capitalization and priority debt, along with limitations on the sale of assets and purchases of investments.  At February 28, 2013, we were in compliance with all such covenants.  The Company pays a facility fee to the financing banks to keep these lines of credit active.  At February 28, 2013, there were no letters of credit issued against these facilities.

As of March 25, 2013, our credit ratings were:

Rating Agency	Long-Term Debt Rating	Commercial Paper Rating	Outlook
Moody's	Baa1	P-2	Negative
Standard & Poor's	BBB	A-2	Stable

In assessing our credit strength, both Moody's and Standard & Poor's consider our business model, capital structure, financial policies and financial performance.  There can be no assurance that any particular credit rating will be assigned or maintained.  Our credit ratings impact our borrowing costs, access to capital markets and operating lease costs.

Pursuant to our Purchase and Option Agreement with Alliance Boots, we have the right, but not the obligation, to purchase the remaining 55% interest in Alliance Boots during the period beginning February 2, 2015 and ending August 2, 2015.  If we exercise this call option, we would, subject to the terms and conditions of such agreement, be obligated to make a cash payment of £3.133 billion (equivalent to approximately $4.7 billion based on exchange rates as of February 28, 2013) and issue approximately 144.3 million shares of our common stock, with the amount and form of such consideration being subject to adjustment in certain circumstances including if the volume weighted average price of our common stock is below $31.18 per share during a period shortly before the closing of the second step transaction.  We also would assume the then-outstanding debt of Alliance Boots upon the closing of the second step transaction.

Pursuant to our arrangements with AmerisourceBergen and Alliance Boots, we and Alliance Boots have the right, but not the obligation, to purchase a minority equity position in AmerisourceBergen over time pursuant to open market purchases and warrants to acquire AmerisourceBergen common stock.  WAB Holdings, LLC, a newly-formed entity jointly owned by Walgreens and Alliance Boots, can together acquire up to 19,859,795 shares which represents approximately 7% of the outstanding AmerisourceBergen common stock on a fully-diluted basis, assuming exercise in full of the warrants.   The amount of permitted open market purchases is subject to increase in certain circumstances.   Walgreens plans to initially fund these purchases through periodic cash contributions to WAB Holdings.  Share purchases may be made from time to time in open market transactions or pursuant to instruments and plans complying with Rule 10b5-1.

If we elect to exercise the two warrants issued by AmerisourceBergen to our Walgreens PS subsidiary in full, Walgreens PS would, subject to the terms and conditions of such warrants, be required to make a cash payment of approximately $584.4 million in connection with the exercise of the first warrant during a six-month period beginning in March 2016 and $595.8 million in connection with the exercise of the second warrant during a six-month period beginning in March 2017.  Similarly, if Alliance Boots elects to exercise the two warrants issued by AmerisourceBergen to its AB Luxembourg subsidiary in full, AB Luxembourg would, subject to the terms and conditions of such warrants, be required to pay AmerisourceBergen similar amounts upon the exercise of their warrants in 2016 and 2017.  Our and Alliance Boots' ability to invest in equity in AmerisourceBergen above certain thresholds is subject to the receipt of regulatory approvals.    See "Recent Developments" above.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any unconsolidated special purpose entities and, except as described herein, we do not have significant exposure to any off – balance sheet arrangements. The term "off – balance sheet arrangement" generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have: (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

Letters of credit are issued to support purchase obligations and commitments (as reflected on the Contractual Obligations and Commitments table) as follows (in millions):

February 28, 2013
Inventory purchase commitments	$37
Insurance	42
Real estate development	228
Total	$307

We have no off – balance sheet arrangements other than those disclosed on the Contractual Obligations and Commitments table.  Both on – balance sheet and off – balance sheet financing alternatives are considered when pursuing our capital structure and capital allocation objectives.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The following table lists our contractual obligations and commitments as of February 28, 2013:

	Payments Due by Period (In millions)
	Total	Less than 1 Year	1-3 Years	3-5 Years	Over 5 Years
Operating leases (1)	$35,359	$2,443	$4,825	$4,587	$23,504
Purchase obligations (2):
Open inventory purchase orders	1,032	1,032	-	-	-
Real estate development	205	137	58	10	-
Other corporate obligations	1,094	534	337	148	75
Long-term debt*(3)	5,044	2	1,310	1,007	2,725
Interest payment on long-term debt	1,489	165	271	260	793
Insurance*	681	269	188	101	123
Retiree health*	347	11	26	33	277
Closed location obligations*	130	31	34	21	44
Capital lease obligations *(1)	168	7	14	11	136
Other long-term liabilities reflected on the balance sheet*(4)	1,065	82	224	170	589
Total	$46,614	$4,713	$7,287	$6,348	$28,266

* Recorded on balance sheet.

(1)
Amounts for operating leases and capital leases do not include certain operating expenses under these leases such as common area maintenance, insurance and real estate taxes.  These expenses for the Company's most recent fiscal year were $419 million.

(2)	Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including open purchase orders.
(3)	Total long-term debt on the Consolidated Condensed Balance Sheet includes a $27 million fair market value adjustment and $11 million of unamortized discount.
(4)
Includes $145 million ($84 million in 1-3 years, $47 million in 3-5 years and $14 million over 5 years) of unrecognized tax benefits recorded under Accounting Standards Codification Topic 740, Income Taxes.

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

In connection with the Alliance Boots Purchase and Option Agreement dated June 18, 2012, we have the right, but not the obligation, to purchase the remaining 55% interest in Alliance Boots GmbH at any time during the period beginning February 2, 2015, and ending August 2, 2015.  If we exercise this call option, we would, subject to the terms and conditions of such agreement, be obligated to make a cash payment of £3.133 billion (equivalent to approximately $4.7 billion based on exchange rates as of February 28, 2013) and issue approximately 144.3 million shares of our common stock, with the amount and form of such consideration being subject to adjustment in certain circumstances including if the volume weighted average price of our common stock is below $31.18 per share during a period shortly before the closing of the second step transaction.  We also would assume the then-outstanding debt of Alliance Boots GmbH upon the closing of the second step transaction.  In the event that we do not exercise the option, or we exercise the call option but the second step transaction does not close, under certain circumstances, our ownership of Alliance Boots GmbH will reduce from 45% to 42% in exchange for nominal consideration to Walgreens.

In addition, pursuant to our arrangements with AmerisourceBergen and Alliance Boots, we and Alliance Boots have the right, but not the obligation, to purchase a minority equity position in AmerisourceBergen over time, including pursuant to open market purchases and warrants to acquire AmerisourceBergen common stock.   If we elect to exercise the two warrants issued by AmerisourceBergen to our Walgreens PS subsidiary in full, Walgreens PS would, subject to the terms and conditions of such warrants, be required to make a cash payment of approximately $584.4 million in connection with the exercise of the first warrant during a six-month period beginning in March 2016 and $595.8 million in connection with the exercise of the second warrant during a six-month period beginning in March 2017.  Similarly, if Alliance Boots elects to exercise the two warrants issued by AmerisourceBergen to its AB Luxembourg subsidiary in full, AB Luxembourg would, subject to the terms and conditions of such warrants, be required to pay AmerisourceBergen similar amounts upon the exercise of their warrants in 2016 and 2017.  Our and Alliance Boots' ability to invest in equity in AmerisourceBergen above certain thresholds is subject to the receipt of regulatory approvals.    See "Recent Developments" and "Liquidity and Capital Resources" above.

CRITICAL ACCOUNTING POLICIES

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and include amounts based on management's prudent judgments and estimates.  Actual results may differ from these estimates.  Management believes that any reasonable deviation from those judgments and estimates would not have a material impact on our consolidated financial position or results of operations.  To the extent that the estimates used differ from actual results, however, adjustments to the statement of comprehensive income and corresponding balance sheet accounts would be necessary.  These adjustments would be made in future statements.  For a discussion of the Company's significant accounting policies, please see our Annual Report on Form 10-K for the fiscal year ended August 31, 2012.  Some of the more significant estimates include goodwill and other intangible asset impairment, allowance for doubtful accounts, vendor allowances, asset impairments, liability for closed locations, liability for insurance claims, cost of sales and income taxes.  We use the following methods to determine our estimates:

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

We also compared the sum of the estimated fair values of the reporting units to the Company's total value as implied by the market value of the Company's equity and debt securities. This comparison indicated that, in total, our assumptions and estimates were reasonable.  However, future declines in the overall market value of the Company's equity and debt securities may indicate that the fair value of one or more reporting units has declined below its carrying value.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2012, FASB issued Accounting Standards Update (ASU) 2012-02, which permits an entity to make a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset, other than goodwill, is impaired.  If an entity concludes, based on an evaluation of all relevant qualitative factors, that it is not more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, it will not be required to perform the quantitative impairment for that asset.  The ASU is effective for impairment tests performed for fiscal years beginning after September 15, 2012 (fiscal 2014), with early adoption permitted.  The ASU will not have a material impact on the Company's reported results of operations and financial position.

In February 2013, FASB issued ASU 2013-02 – Comprehensive Income, which requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component.  The ASU is effective for annual and interim periods beginning after December 15, 2012 with early adoption permitted.  The ASU will be effective beginning in the Company's third quarter and will not have a material impact on the Company's reported results of operations and financial position.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report and other documents that we file or furnish with the Securities and Exchange Commission contain forward-looking statements that are based on current expectations, estimates, forecasts and projections about our future performance, our business, our beliefs and our management's assumptions. In addition, we, or others on our behalf, may make forward-looking statements in press releases or written statements, on the Company's website or in our communications and discussions with investors and analysts in the normal course of business through meetings, webcasts, phone calls, conference calls and other communications.  Statements that are not historical facts are forward-looking statements, including forward-looking information concerning our investment in Alliance Boots GmbH and the other arrangements and transactions contemplated by the Purchase and Option Agreement with Alliance Boots and their possible effects, our commercial agreement with AmerisourceBergen, the transactions contemplated by our framework agreement with AmerisourceBergen and Alliance Boots and their possible effects, levels of business with Express Scripts customers, estimates of the impact of developments on our earnings and earnings per share, network participation, cough/cold and flu season, prescription volume, pharmacy sales trends, prescription margins, number and location of new store openings, vendor, payer and customer relationships and terms, possible new contracts or contract extensions, competition, economic and business conditions, outcomes of litigation and regulatory matters, the level of capital expenditures, industry trends, demographic trends, growth strategies, financial results, cost reduction initiatives, acquisition and joint venture synergies, competitive strengths and changes in legislation or regulations. Words such as "expect," "likely," "outlook," "forecast," "would," "could," "should," "can," "will," "project," "intend," "plan," "goal," "target", "continue," "sustain," "synergy," "on track," "believe," "seek," "estimate," "anticipate," "may," "possible," "assume," variations of such words and similar expressions are intended to identify such forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that could cause actual results to vary materially from those indicated, including, but not limited to, those relating to the Purchase and Option Agreement and other agreements relating to our strategic partnership with Alliance Boots, the agreements and transactions contemplated thereby and their possible effects, our commercial agreement with AmerisourceBergen, the agreements and transactions contemplated by our framework agreement with AmerisourceBergen and Alliance Boots and their possible effects, the parties' ability to realize anticipated synergies and achieve anticipated financial results, the amount of costs, fees, expenses and charges incurred in connection with strategic transactions, the risks associated with transitions in supply arrangements and exclusive distribution relationships, the risks associated with international business operations, the risks associated with governance and control matters in minority investments, whether the option to acquire the remainder of the Alliance Boots equity interest will be exercised and the financial ramifications thereof, the risks associated with potential equity investments in AmerisourceBergen including whether the warrants to invest in AmerisourceBergen will be exercised and the financial ramifications thereof, changes in vendor, payer and customer relationships and terms, changes in network participation, levels of business with Express Scripts customers, the implementation, operation and growth of our customer loyalty program, changes in economic and market conditions generally or in the markets in which we or Alliance Boots participate, competition, risks associated with new business areas and activities, risks associated with acquisitions, joint ventures, strategic investments  and divestitures, the ability to realize anticipated results from capital expenditures and cost reduction initiatives, outcomes of legal and regulatory matters, and changes in legislation or regulations or interpretations thereof, and those described in Item 1A "Risk Factors"  in our Form 10-K for the fiscal year ended August 31, 2012, and in other reports that we file or furnish with the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those indicated or anticipated by such forward-looking statements. Accordingly, you are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date they are initially made. Except to the extent required by law, we do not undertake, and expressly disclaim, any duty or obligation to update publicly any forward-looking statement after the date the statement is made, whether as a result of new information, future events, changes in assumptions or otherwise.

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

Information regarding our interest rate swap transactions is set forth in Note 8 to the Consolidated Financial Statements.  These financial instruments are sensitive to changes in interest rates.  On February 28, 2013, we had $2.4 billion in short and long-term debt obligations that had floating interest rates.  A one percentage point increase or decrease in interest rates would increase or decrease the annual interest expense we recognize and the cash we pay for interest expense by approximately $24 million.

In connection with our Purchase and Option Agreement with Alliance Boots and the transactions contemplated thereby, our exposure to foreign currency risks, primarily with respect to the British pound sterling, and to a lesser extent the Euro and certain other foreign currencies, is expected to increase.  We are exposed to the translation of foreign currency earnings to the U.S. dollar as a result of our 45% interest in Alliance Boots GmbH, which we account for using the equity method of accounting on a three month lag.  Foreign currency forward contracts and other derivative instruments may be used from time to time in some instances to hedge in full or in part certain risks relating to foreign currency denominated assets and liabilities, intercompany transactions, and in connection with acquisitions, joint ventures or investments outside the United States.  As of February 28, 2013 and February 29, 2012, we did not have any outstanding foreign exchange derivative instruments.

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q.  The controls evaluation was conducted under the supervision and with the participation of the Company's management, including its Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO").  Based upon the controls evaluation, our CEO and CFO have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC, and that such information is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

In connection with the evaluation pursuant to Exchange Act Rule 13a-15(d) of the Company's internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) by the Company's management, including its CEO and CFO, no changes during the quarter ended February 28, 2013 were identified that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including the CEO and CFO, do not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

The information in response to this item is incorporated herein by reference to Note 10 of the Consolidated Condensed Financial Statements of this Quarterly Report.

Item 1A.   Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A "Risk Factors" in our Annual Report on Form 10-K for the year ended August 31, 2012 as amended and supplemented by the risk factors set forth below, which could materially affect our business, financial condition or future results.

We plan to use a single wholesaler of branded and generic pharmaceutical drugs as our primary source of such products. A disruption in this relationship could adversely affect our business and financial results.

We dispense significant volumes of brand-name and generic drugs through our pharmacies.  Prescription sales represented approximately 63% of our total net sales during fiscal 2012.  Currently, we self-distribute most generic drugs, which represented the substantial majority by unit volume of the prescription drugs we sold in fiscal 2012, by acquiring product directly from the manufacturer and rely on a small number of wholesalers to procure most branded and specialty pharmaceutical drugs.   In March 2013, we entered into a ten year supply agreement with AmerisourceBergen to act as our primary wholesale distribution source with respect to the branded and generic prescription drugs we sell.  This agreement, when fully implemented, will significantly expand our relationship with AmerisourceBergen, which currently distributes specialty pharmacy products to substantially all of our stores.  We plan to transition the supply of our branded prescription drug business from our current supplier to AmerisourceBergen on September 1, 2013.  Over time, beginning in calendar year 2014, we plan to methodically move the supply of our generic prescription drug business market-by-market from our distribution facilities to AmerisourceBergen.  Accordingly, we expect to continue to self-distribute a substantial but decreasing portion of our generic drug supply during this transition period.  Any unanticipated expense, capital expenditure or disruption of our business or operations relating to the planned transition to AmerisourceBergen could adversely affect our business, financial condition and results of operations.

In addition, our business may be adversely affected by any operational, financial or regulatory difficulties that AmerisourceBergen experiences. If AmerisourceBergen's operations are seriously disrupted for any reason, whether a natural disaster, labor disruption, regulatory action or otherwise, it could adversely affect our business and our sales and profitability.  Our distribution agreement with AmerisourceBergen is subject to early termination in certain circumstances, and, upon the expiration or termination of the agreement, there can be no assurance that we or AmerisourceBergen will be willing to renew the agreement or enter into a new agreement, on terms favorable to us or at all.  We believe that alternative sources of supply for most generic and brand-name pharmaceuticals are readily available, except to the extent that brand-name drugs are available to the market exclusively through the manufacturer. We believe we could obtain and qualify alternative sources, including through resuming self-distribution for many products, for substantially all of the prescription drugs we sell on an acceptable basis, and accordingly that the impact of any disruption would be temporary. However, there can be no assurance we would be able to engage alternative supply sources or implement self-distribution processes on a timely basis or on terms favorable to us, or effectively manage these transitions, any of which could adversely affect our business, financial condition and results of operations.

The anticipated strategic and financial benefits of our relationship with AmerisourceBergen may not be realized.

Walgreens entered into the arrangement with AmerisourceBergen and Alliance Boots with the expectation that the transactions contemplated thereby would result in various benefits including, among other things, procurement cost savings and operating efficiencies, innovation and sharing of best practices.  We currently anticipate modest accretion from the agreement for fiscal year 2014, excluding one-time transaction-related costs.  This expectation is based on our preliminary estimates, which may materially change.  The processes and initiatives needed to achieve these potential benefits are complex, costly and time-consuming.   Many of the anticipated synergies and expenses that will be incurred, by their nature, are difficult to estimate accurately at the present time.  Achieving the anticipated benefits from the  arrangement is subject to a number of significant challenges and uncertainties, including, whether unique corporate cultures of separate organizations will work collaboratively in an efficient and effective manner, the possibility of faulty assumptions underlying expectations regarding potential synergies and the planned transition of our prescription drug distribution to AmerisourceBergen, unforeseen expenses or delays, and competitive factors in the marketplace.  In addition, we and Alliance Boots have the right, but not the obligation, under the transactions contemplated by the Framework Agreement to invest in the equity of AmerisourceBergen.  There can be no assurance that we or Alliance Boots will complete any or all of such potential equity investments in AmerisourceBergen, or that if completed, that such investments will ultimately be profitable.  If such investments are completed and the price of AmerisourceBergen common stock subsequently declines substantially, we could experience a loss on or impairment of such investment, which could adversely affect our financial condition and results of operations.  We could also encounter unforeseen costs, circumstances or issues existing or arising with respect to the transactions and collaboration we anticipate resulting from the Framework Agreement. Many of these potential circumstances are outside of our control and any of them could result in increased costs, decreased revenue, decreased synergies and the diversion of management time and attention. If we are unable to achieve our objectives within the anticipated time frame, or at all, the expected benefits may not be realized fully or at all, or may take longer to realize than expected, which could have a material adverse impact on our business, financial condition and results of operations and the price of our common stock.

In the event that we decide to invest in AmerisourceBergen common stock pursuant to the Framework Agreement and the transactions contemplated thereby, the completion of certain of such investments will be subject to certain required regulatory approvals.

In the event that we decide to invest in AmerisourceBergen common stock pursuant to the Framework Agreement and the transactions contemplated thereby, the completion of certain of such AmerisourceBergen investments will be subject to required regulatory approvals.  Under certain circumstances, if regulatory approvals in respect of our potential investments in AmerisourceBergen common stock are not obtained, AmerisourceBergen may terminate all or a portion of our right to invest in AmerisourceBergen equity.  In such event, certain other transactions and arrangements contemplated by the Framework Agreement, including the distribution agreement with AmerisourceBergen and the generics procurement agreement between AmerisourceBergen and Walgreens Boots Alliance Development GmbH, a global sourcing joint venture between the Company and Alliance Boots, may be terminated or materially modified.  As a result, the market price of our common stock may fluctuate to the extent that the current market prices of those shares reflect a market assumption that the arrangements and transactions contemplated by the Framework Agreement will be completed without any such terminations and/or modifications.  Further, whether or not these arrangements and transactions are completed as contemplated by the Framework Agreement, the parties will be obligated to pay certain investment banking, legal and accounting fees and related expenses, which could negatively impact results of operations when incurred.  In addition, if one or more aspects of the arrangement are not completed as contemplated, we may experience negative reactions from the financial markets and from our customers, employees and other stakeholders.  We also may be subject to litigation related to the completion of (or failure to complete) the arrangements and transactions as contemplated, including enforcement proceedings seeking to compel us to perform alleged contractual obligations.  In any event, the announcement, pendency and implementation of the AmerisourceBergen arrangements and transactions could cause disruptions in the businesses of the companies involved, and the attention of management of each of the companies involved may be directed toward the completion of the contemplated arrangements and not fully on their ongoing businesses.

Set forth below is an amended and restated version of a Risk Factor included in Item 1A — "Risk Factors" of our Annual Report on Form 10-K for the year ended August 31, 2012:

From time to time, we make investments in companies over which we do not have sole control, including our investment in Alliance Boots and our potential investment in AmerisourceBergen. Some of these companies may operate in sectors that differ from our current operations and have different risks.

From time to time, we make debt or equity investments in other companies that we may not control or over which we may not have sole control.  For example, we currently own only 45% of the outstanding Alliance Boots equity interests.  While we have four designees serving on the Alliance Boots Board of Directors and veto rights over certain significant Alliance Boots actions under the terms of our shareholder agreement with them, we do not have the ability to control day-to-day operations of that company.  Similarly, while we have the right (but not the obligation) to invest in AmerisourceBergen and designate up to two members of the AmerisourceBergen Board of Directors upon our acquisition of a specified amount of AmerisourceBergen shares, we will not have the ability to control day-to-day operations of that company.  Although the businesses in which we have made non-controlling investments generally have a significant health and daily living or prescription drug component, some of them operate in businesses that are different from our primary lines of business.  Investments in these businesses, among other risks, subject us to the operating and financial risks of the businesses we invest in and to the risk that we do not have sole control over the operations of these businesses.  From time to time, we may make additional investments in or acquire other entities that may subject us to similar risks.  Investments in entities over which we do not have sole control, including joint ventures and strategic alliances, present additional risks such as having differing objectives from our partners or the entities in which we invest, or becoming involved in disputes, or competing with those persons. In addition, we rely on the internal controls and financial reporting controls of these entities and their failure to maintain effectiveness or comply with applicable standards may adversely affect us.

Item 2. Unregistered Sales of Equity Securities and Use Of Proceeds

(c)
The following table provides information about purchases by the Company during the quarter ended February 28, 2013 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act. Subject to applicable law, share purchases may be made in open market transactions, privately negotiated transactions, or pursuant to instruments and plans complying with Rule 10b5-1.

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Program (2)
12/1/2012 - 12/31/2012	1,600,000	$36.05	-	$425,062,173
1/1/2013 - 1/31/2013	-	-	-	$425,062,173
2/1/2013 -2/28/2013	300,000	37.71	-	$425,062,173
Total	1,900,000		-

(1)
The Company purchased 1,900,000 shares of its common stock in open-market transactions to satisfy the requirements of the Company's employee stock purchase and option plans, as well as the Company's Nonemployee Director Stock Plan.

(2)
On July 13, 2011, the Board of Directors approved a share repurchase program (2012 repurchase program) that allows for the repurchase of up to $2.0 billion of the Company's common stock prior to its expiration on December 31, 2015.  The total remaining authorization under the 2012 repurchase program was $425 million as of February 28, 2013.

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

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time.

Exhibit No.	Description	SEC Document Reference
3.1	Amended and Restated Articles of Incorporation of Walgreen Co.	Incorporated by reference to Exhibit 3.1 to Walgreen Co.'s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on January 19, 2011.

3.2	Amended and Restated By-Laws of Walgreen Co., as amended effective as of August 2, 2012	Incorporated by reference to Exhibit 3.1 to Walgreen Co.'s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on August 6, 2012.

10.1*	Walgreen Co. 2013 Omnibus Incentive Plan	Incorporated by reference to Exhibit 10.1 to Walgreen Co.'s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on January 14, 2013.

10.2*	Form of Restricted Stock Unit Award agreement(effective January 10, 2013)	Incorporated by reference to Exhibit 10.2 to Walgreen Co.'s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on January 14, 2013.

10.3*	Form of Performance Share Award agreement (effective January 10, 2013)	Incorporated by reference to Exhibit 10.3 to Walgreen Co.'s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on January 14, 2013.

10.4*	Form of Stock Option Award agreement (effective January 10, 2013)	Incorporated by reference to Exhibit 10.4 to Walgreen Co.'s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on January 14, 2013.

10.5*	Amendment to Walgreen Co. Executive Deferred Profit-Sharing Plan	Incorporated by reference to Exhibit 10.5 to Walgreen Co.'s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on January 14, 2013.

10.6
Framework Agreement, dated as of March 18, 2013, by an among Walgreen Co., Alliance Boots GmbH and AmerisourceBergen Corporation, including as Annex B-1 thereto, the form of Warrant 1 and, as Annex B-2 thereto, the form of Warrant 2 (Walgreen Co. was issued 50% of each of the referenced Warrants).
Incorporated by reference to Exhibit 10.1 to Walgreen Co.'s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on March 20, 2013.

10.7	Shareholders Agreement, dated as of March 18, 2013, by and among Walgreen Co., Alliance Boots GmbH and AmerisourceBergen Corporation.	Incorporated by reference to Exhibit 10.2 to Walgreen Co.'s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on March 20, 2013.

10.8
Transaction Rights Agreement, dated as of March 18, 2013, by and among the Walgreen Co., Walgreens Pharmacy Strategies, LLC, Alliance Boots GmbH, Alliance Boots Luxembourg S.à r.l., and WAB Holdings LLC.
Incorporated by reference to Exhibit 10.3 to Walgreen Co.'s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on March 20, 2013.

10.9	Limited Liability Company Agreement of WAB Holdings LLC, dated as of March 18, 2013, by and between Walgreens Pharmacy Strategies, LLC and Alliance Boots Luxembourg S.à r.l.	Incorporated by reference to Exhibit 10.4 to Walgreen Co.'s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on March 20, 2013.

12	Computation of Ratio of Earnings to Fixed Charges.	Filed herewith.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.	Furnished herewith.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.	Furnished herewith.

101
The following financial statements and footnotes from the Walgreen Co. Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Condensed Balance Sheets; (ii) Consolidated Condensed Statement of Comprehensive Income; (iii) Consolidated Condensed Statement of Cash Flows; and (iv) the Notes to Consolidated Condensed Financial Statements.
Filed herewith.

*           Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WALGREEN CO.
(Registrant)

Dated: 3/25/13	/s/ W.D. Miquelon
Wade .D. Miquelon
Executive Vice President, Chief Financial Officer and President, International
(Chief Financial Officer)

Dated: 3/25/13	/s/ T. J. Heidloff
Theodore J. Heidloff
Divisional Vice President, Accounting and Controller (Chief Accounting Officer)