Form 10-Q
period 2013-05-31
WALGREEN CO
filed 2013-06-28
CIK 104207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended May 31, 2013

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
Yes ☐ No ☑

The number of shares outstanding of the registrant's Common Stock, $.078125 par value, as of May 31, 2013 was 945,003,680.

WALGREEN CO.

FORM 10-Q FOR THE QUARTER ENDED May 31, 2013

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

PART I. FINANCIAL INFORMATION

Item 1.  Consolidated Condensed Financial Statements (Unaudited)

WALGREEN CO. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(UNAUDITED)
(In millions, except per share amounts)

	May 31,	August 31,	May 31,
	2013	2012	2012
Assets
Current Assets:
Cash and cash equivalents	$2,994	$1,297	$1,995
Accounts receivable, net	2,418	2,167	2,294
Inventories	6,881	7,036	7,004
Other current assets	278	260	277
Total Current Assets	12,571	10,760	11,570
Non-Current Assets:
Property and equipment, at cost, less accumulated depreciation and amortization	12,075	12,038	11,790
Equity investment in Alliance Boots	6,205	6,140	-
Alliance Boots call option	837	866	-
Goodwill	2,400	2,161	2,168
Other non-current assets	1,753	1,497	1,671
Total Non-Current Assets	23,270	22,702	15,629
Total Assets	$35,841	$33,462	$27,199

Liabilities & Shareholders' Equity
Current Liabilities:
Short-term borrowings	$1,865	$1,319	$13
Trade accounts payable	4,530	4,384	4,433
Accrued expenses and other liabilities	3,221	3,019	2,851
Income taxes	74	-	204
Total Current Liabilities	9,690	8,722	7,501
Non-Current Liabilities:
Long-term debt	4,501	4,073	2,387
Deferred income taxes	577	545	368
Other non-current liabilities	2,093	1,886	1,903
Total Non-Current Liabilities	7,171	6,504	4,658
Commitments and Contingencies (see Note 10)
Shareholders' Equity:
Preferred stock $.0625 par value; authorized 32 million shares, none issued	-	-	-
Common stock $.078125 par value; authorized 3.2 billion shares; issued 1,028,180,150 at May 31, 2013 and 1,025,400,000 at May 31, 2012 and 1,028,180,150 August 31, 2012	80	80	80
Paid-in capital	1,029	936	881
Employee stock loan receivable	(12)	(19)	(32)
Retained earnings	21,166	20,156	20,064
Accumulated other comprehensive (loss) income	(121)	68	15
Treasury stock, at cost; 83,176,470 shares at May 31, 2013, 84,124,816 at August 31, 2012 and 166,935,058 at May 31, 2012	(3,162)	(2,985)	(5,968)
Total Shareholders' Equity	18,980	18,236	15,040
Total Liabilities & Shareholders' Equity	$35,841	$33,462	$27,199
The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these Statements.

WALGREEN CO. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(In millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	May 31,	May 31,	May 31,	May 31,
	2013	2012	2013	2012

Net sales	$18,313	$17,752	$54,276	$54,560
Cost of sales	13,091	12,738	38,348	39,053
Gross Profit	5,222	5,014	15,928	15,507

Selling, general and administrative expenses	4,362	4,141	13,257	12,629
Gain on sale of business	-	-	20	-
Equity earnings in Alliance Boots	131	-	220	-
Operating Income	991	873	2,911	2,878

Interest expense, net	50	17	110	51

Other Income	77	-	77	-
Earnings Before Income Tax Provision	1,018	856	2,878	2,827
Income tax provision	394	319	1,085	1,053
Net Earnings	$624	$537	$1,793	$1,774

Other comprehensive income (loss), net of tax:
Change in postretirement liability	$(2)	$-	$(5)	$(1)
Share of other comprehensive income of Alliance Boots	104	-	(14)	-
Cumulative translation adjustments	(260)	-	(170)	-
Comprehensive Income	$466	$537	$1,604	$1,773

Net earnings per common share – basic	$.66	$.63	$1.90	$2.04
Net earnings per common share – diluted	$.65	$.62	$1.88	$2.03

Dividends declared	$.2750	$.2250	$.8250	$.6750

Average shares outstanding	947.7	859.8	946.1	869.6
Dilutive effect of stock options	11.3	5.4	8.4	5.4
Average diluted shares	959.0	865.2	954.5	875.0

The accompanying Notes to Consolidated Condensed Financial
Statements are an integral part of these Statements.

WALGREEN CO. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In millions)

	Nine Months Ended
	May 31, 2013	May 31, 2012

Cash Flows from Operating Activities:
Net earnings	$1,793	$1,774
Adjustments to reconcile net earnings to net cash provided by operating activities -
Depreciation and amortization	958	856
Change in fair value of warrants and related amortization	(77)	-
Deferred income taxes	33	92
Stock compensation expense	70	77
Equity earnings in Alliance Boots	(220)	-
Other	60	27
Changes in operating assets and liabilities -
Accounts receivable, net	(214)	230
Inventories	288	1,106
Other current assets	38	33
Trade accounts payable	78	(389)
Accrued expenses and other liabilities	203	(248)
Income taxes	98	13
Other non-current assets and liabilities	70	92
Net cash provided by operating activities	3,178	3,663

Cash Flows from Investing Activities:
Additions to property and equipment	(874)	(1,102)
Proceeds from sale of assets	27	40
Business and intangible asset acquisitions, net of cash received	(588)	(421)
Purchases of short term investments held to maturity	(55)	-
Proceeds from short term investments held to maturity	5	-
Proceeds (payments) related to sale of business	20	(45)
Other	(40)	(22)
Net cash used for investing activities	(1,505)	(1,550)

Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	4,000	-
Payments of long-term debt	(3,000)	-
Stock purchases	(567)	(1,191)
Proceeds related to employee stock plans	391	120
Cash dividends paid	(780)	(593)
Other	(20)	(10)
Net cash provided by (used for) financing activities	24	(1,674)

Changes in Cash and Cash Equivalents:
Net increase in cash and cash equivalents	1,697	439
Cash and cash equivalents at beginning of period	1,297	1,556
Cash and cash equivalents at end of period	$2,994	$1,995

The accompanying Notes to Consolidated Condensed Financial
Statements are an integral part of these Statements.

WALGREEN CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1.  Basis of Presentation
The consolidated condensed financial statements of Walgreen Co. and subsidiaries included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting.  The Consolidated Condensed Balance Sheets as of May 31, 2013, August 31, 2012 and May 31, 2012, the Consolidated Condensed Statements of Comprehensive Income for the three and nine months ended May 31, 2013 and May 31, 2012, and the Consolidated Condensed Statements of Cash Flows for the nine months ended May 31, 2013 and May 31, 2012, have been prepared without audit.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  These unaudited consolidated condensed financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2012.

In the opinion of the Company, the consolidated condensed financial statements for the unaudited interim periods presented include all adjustments (consisting only of normal recurring adjustments) necessary to present a fair statement of the results for such interim periods.  Because of the influence of certain holidays, seasonality, changes in vendor, payer and customer relationships and terms and other factors on the Company's operations, net earnings for any interim period may not be comparable to the same interim period in previous years or indicative of net earnings for the full fiscal year.  In addition, the positive impact on gross profit margins and gross profit dollars typically have been significant in the first several months after a generic version of a drug is first allowed to compete with the branded version, which is generally referred to as a "generic conversion."  In any given year, the number of major brand name drugs that undergo a conversion from branded to generic status can increase or decrease, which can have a significant impact on the Company's sales, gross profit margins and gross profit dollars.

The consolidated condensed financial statements include the accounts of the Company and its subsidiaries.  All intercompany transactions have been eliminated.  The Company's 45% proportionate share of earnings in the Alliance Boots GmbH (Alliance Boots) equity method investment is included in consolidated net earnings.  The Company reports its share of equity earnings in Alliance Boots within the operating section in the Consolidated Condensed Statements of Comprehensive Income because operations of Alliance Boots are integral to Walgreens.  The companies share common board of director members, recognize purchasing synergies through Walgreens Boots Alliance Development GmbH, a 50/50 joint venture, as well as engage in intercompany sales transactions on select front end merchandise, of which 45% is eliminated based on Walgreens proportional interest in Alliance Boots.  Because of the three-month lag and the timing of the closing of this investment, only the seven months of August through February's results of operations are reflected in the equity earnings in Alliance Boots included in the Company's reported net earnings for the nine month period ended May 31, 2013.

The financial results of the Walgreens Boots Alliance Development GmbH joint venture are fully consolidated into the Company's consolidated condensed financial statements and reported without a lag.  As the joint venture is included within the Company's operating results, Alliance Boots proportionate share of Walgreens Boots Alliance Development GmbH earnings is removed from equity earnings.

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

Note 2.  Inventories

Inventories are valued on a lower of last-in, first-out (LIFO) cost or market basis.  At May 31, 2013, August 31, 2012 and May 31, 2012, inventories would have been greater by $2.1 billion, $1.9 billion and $1.8 billion, respectively, if they had been valued on a lower of first-in, first-out (FIFO) cost or market basis.  LIFO inventory costs can only be determined annually when inflation rates and inventory levels are finalized; therefore, LIFO inventory costs for interim financial statements are estimated. Inventory includes product costs, inbound freight, warehousing costs and vendor allowances not classified as a reduction of advertising expense.

Note 3.  Liability for Closed Locations
The Company provides for future costs related to closed locations.  The liability is based on the present value of future rent obligations and other related costs (net of estimated sublease rent) to the first lease option date.  During the three and nine month periods ended May 31, 2013, the Company recorded charges of $2 million and $37 million, respectively, for facilities that were closed or relocated under long-term leases.  This compares to $7 million and $21 million for the three and nine month periods ended May 31, 2012, respectively.  These charges are reported in selling, general and administrative expenses on the Consolidated Condensed Statements of Comprehensive Income.

The changes in reserve for facility closings and related lease termination charges include the following (In millions):

	May 31,	August 31,	May 31,
	2013	2012	2012
Balance – beginning of period	$117	$145	$145
Provision for present value of non-cancellable lease payments on closed facilities	26	6	5
Assumptions about future sublease income, terminations and changes in interest rates	(3)	(11)	(4)
Interest accretion	14	25	20
Cash payments, net of sublease income	(32)	(48)	(40)
Balance – end of period	$122	$117	$126

Note 4.  Acquisitions
The aggregate purchase price of all business and intangible asset acquisitions was $588 million for the nine months ended May 31, 2013.  In September 2012, the Company completed its acquisition of Stephen L. LaFrance Holdings, Inc. (USA Drug) for $429 million net of assumed cash, subject to adjustment in certain circumstances.  This acquisition increased the Company's presence in the mid-South region of the country.  The preliminary purchase accounting for the USA Drug acquisition added $214 million to goodwill and $156 million to intangible assets, primarily prescription files and non-compete agreements, with $59 million allocated to net tangible assets, primarily inventory.  This allocation is subject to change as the Company finalizes purchase accounting.  The USA Drug acquisition contributed $88 million of revenue and a pre-tax loss of $21 million in the quarter and $287 million of revenue and a pre-tax loss of $64 million for the nine months ended May 31, 2013, including transaction and store closure costs of $51 million.

In December 2012, the Company acquired an 80% interest in Cystic Fibrosis Foundation Pharmacy LLC for $29 million net of assumed cash, subject to working capital adjustments, and a call option to acquire the remaining 20% interest.  The investment provides joint ownership in a specialty pharmacy for Cystic Fibrosis patients and their families and a provider of new product launch support and call center services for drug manufacturers.  The preliminary purchase accounting for the investment added $12 million to goodwill and $10 million to intangible assets, primarily payer contracts.  All other acquisitions added $106 million to intangible assets, primarily prescription files.  The remaining $24 million in fair values of business acquisitions in the period relate to immaterial amounts of tangible assets, less liabilities assumed.  Operating results of the businesses acquired have been included in the Consolidated Condensed Statements of Comprehensive Income from their respective acquisition dates forward.  Pro forma results of the Company, assuming all of the acquisitions had occurred at the beginning of each period presented, would not be materially different from the results reported.

Note 5.  Equity Method Investments

Equity method investments as of May 31, 2013, August 31, 2012 and May 31, 2012 were as follows (In millions, except percentages):

	May 31, 2013		August 31, 2012		May 31, 2012
	Carrying Value	Ownership Percentage	Carrying Value	Ownership Percentage	Carrying Value	Ownership Percentage
Alliance Boots	$6,205	45%	$6,140	45%	$-	-
Other	6	30% - 50%	7	30% - 50%	7	30% - 50%
Total	$6,211		$6,147		$7

Alliance Boots

On August 2, 2012, pursuant to a Purchase and Option Agreement dated June 18, 2012, by and among the Company, Alliance Boots GmbH and AB Acquisitions Holdings Limited (the Purchase and Option Agreement), the Company acquired 45% of the issued and outstanding share capital of Alliance Boots in exchange for $4.025 billion in cash and approximately 83.4 million shares of Company common stock.  The Purchase and Option Agreement also provides, subject to the satisfaction or waiver of specified conditions, a call option that gives the Company the right, but not the obligation, to acquire the remaining 55% of Alliance Boots (second step transaction) in exchange for an additional £3.1 billion in cash (approximately $4.7 billion using May 31, 2013 exchange rates) as well as an additional 144.3 million Company shares, subject to certain adjustments.  If the Company exercises the call option, in certain limited circumstances, the Company may be required to make the entire second step transaction payment in cash.  The call option can be exercised by the Company during the six month period beginning February 2, 2015.  In addition, in certain circumstances, if the Company does not exercise the call option, or the Company has exercised the call option but the second step transaction does not close, the Company's ownership of Alliance Boots will reduce from 45% to 42% in exchange for nominal consideration.  The Company's equity earnings, initial investment and the call option exclude the Alliance Boots minority interest in Galenica Ltd. (Galenica).  The Alliance Boots investment in Galenica was distributed to the Alliance Boots shareholders other than the Company during May 2013, which had no impact on the Company's financial results.

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

The Company accounts for its 45% investment in Alliance Boots using the equity method of accounting.   Investments accounted for under the equity method are recorded initially at cost and subsequently adjusted for the Company's share of the net income or loss and cash contributions and distributions to or from these entities.  Because the underlying net assets in Alliance Boots are denominated in a foreign currency, translation gains or losses will impact the recorded value of the Company's investment.  The Company utilizes a three-month lag in reporting equity income in Alliance Boots, reported as "Equity earnings in Alliance Boots" in the Consolidated Condensed Statements of Comprehensive Income.  The Company's investment is recorded as "Equity investment in Alliance Boots" in the Consolidated Condensed Balance Sheets.

As of May 31, 2013, the Company's investment in Alliance Boots of $6.2 billion exceeded its proportionate share of the net assets of Alliance Boots by $2.4 billion based on preliminary estimates. This premium of $2.4 billion is recognized as part of the carrying value in the Company's equity investment in Alliance Boots.  The difference is primarily related to the fair value of Alliance Boots indefinite-lived intangible assets and goodwill.  The Company's equity method income from the investment in Alliance Boots is adjusted in current and future periods to reflect the amortization of fair value adjustments in certain assets of Alliance Boots.  Based on its preliminary estimates, the Company expects the incremental amortization expense associated with the Alliance Boots investment to be approximately $65 million during the first twelve months of reported results.

Other Equity Method Investments

Other equity method investments relate primarily to joint ventures associated with the Company's infusion and respiratory businesses.  These investments are included within other non-current assets on the Consolidated Condensed Balance Sheet.  The Company's share of equity income in these joint ventures is reported within selling, general and administrative expenses in the Consolidated Condensed Statements of Comprehensive Income.
Summarized U.S. GAAP Financial Information
Summarized financial information for the Company's equity method investees is as follows:
Balance Sheet (In millions)
	May 31, 2013(1)	August 31, 2012	May 31, 2012
Current assets	$9,314	$9,193	$14
Noncurrent assets	19,387	20,085	6
Current liabilities	7,570	7,254	4
Noncurrent liabilities	12,281	13,269	3
Shareholders' equity (2)	8,850	8,755	13

Income Statement (In millions)
	Three Months Ended		Nine Months Ended
	May 31,	May 31,	May 31,	May 31,
	2013(3)	2012	2013(3)	2012

Net sales	$9,498	$9	$21,455	$27
Gross Profit	2,032	3	4,580	9
Net Earnings	260	1	610	2
Share of income from equity method investments(3)	131	1	220	1

(1) Net assets in Alliance Boots are translated at the February 28, 2013 spot rate of $1.52 to one British pound Sterling, corresponding to the three month lag.
(2) Shareholders' equity at May 31, 2013 and August 31, 2012 includes $377 million and $380 million, respectively, related to non-controlling interests.
(3) The Company utilizes a three-month lag in reporting its share of equity income in Alliance Boots.  Earnings reflect $7 million, $3 million net of tax, and $47 million, $36 million net of tax, of incremental acquisition related amortization for the three month and seven month periods ending May 31, 2013, respectively.  Earnings in Alliance Boots are translated at the February 28, 2013 average exchange rate of $1.60 to one British pound Sterling for the quarter and nine month periods ended May 31, 2013.  Three months of operating results are presented for Alliance Boots in the third quarter and seven months are included in the nine month period corresponding to the three-month lag after closing the investment on August 2, 2012.  Walgreens Boots Alliance Development GmbH operations are excluded from these results as the Company consolidates the joint venture.

Note 6.  Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill consist of the following activity (In millions):

Net book value – June 1, 2012	$2,168
Acquisitions	-
Other	(7)
Net book value – August 31, 2012	2,161
Acquisitions	226
Other	13
Net book value – May 31, 2013	$2,400

In September 2012, the Company purchased the regional drugstore chain USA Drug from Stephen L. LaFrance Holdings, Inc. and members of the LaFrance family for $429 million net of assumed cash and selected other assets (primarily prescription files).  The Company recorded $214 million of goodwill and $156 million of intangible assets in conjunction with the preliminary purchase accounting for this acquisition.  In December 2012, the Company purchased an 80% interest in Cystic Fibrosis Foundation Pharmacy LLC for $29 million, net of assumed cash.  Goodwill and intangible assets recorded through preliminary purchase accounting were $12 million and $10 million, respectively.  In the second quarter of fiscal 2013, the Company completed its purchase accounting for BioScrip, Inc. (BioScrip) and Crescent Pharmacy Holdings, LLC (Crescent), which were both acquired in fiscal 2012.  "Other" primarily represents immaterial final purchase accounting adjustments for the Company's acquisitions of BioScrip and Crescent.

The carrying amount and accumulated amortization of intangible assets, excluding intangibles related to Alliance Boots that are recorded within the equity method investment, consist of the following (In millions):

	May 31, 2013	August 31, 2012	May 31, 2012
Gross Intangible Assets
Purchased prescription files	$1,101	$984	$972
Favorable lease interests	383	388	390
Purchasing and payer contracts	344	334	308
Non-compete agreements	151	120	117
Trade names	186	189	188
Other amortizable intangible assets	4	4	4
Total gross intangible assets	2,169	2,019	1,979

Accumulated amortization
Purchased prescription files	(445)	(417)	(397)
Favorable lease interests	(135)	(109)	(104)
Purchasing and payer contracts	(140)	(119)	(112)
Non-compete agreements	(62)	(53)	(50)
Trade names	(45)	(32)	(26)
Other amortizable intangible assets	(3)	(3)	(2)
Total accumulated amortization	(830)	(733)	(691)
Total intangible assets, net	$1,339	$1,286	$1,288

Amortization expense for intangible assets was $216 million and $185 million for the nine month periods ended May 31, 2013 and May 31, 2012, respectively.  The estimated annual amortization expense related to intangible assets, not including amounts related to Alliance Boots that will be amortized through equity method income, is as follows (In millions):

	2013	2014	2015	2016	2017
Estimated annual amortization expense:	$286	$254	$222	$183	$141

Note 7.  Short-Term Borrowings and Long-Term Debt
Short-term borrowings and long-term debt consist of the following at May 31, 2013, August 31, 2012 and May 31, 2012 (In millions):

	May 31, 2013	August 31, 2012	May 31, 2012
Short-Term Borrowings -
Current maturities of loans assumed through the purchase of land, buildings and equipment; various interest rates from 5.000% to 8.750%; various maturities from 2015 to 2035	$2	$9	$9
4.875% unsecured notes due 2013 net of unamortized discount and interest rate swap fair market value adjustment (See Note 8)	1,297	1,305	-
Unsecured variable rate notes due 2014, net of unamortized discount	550	-	-
Other	16	5	4
Total short-term borrowings	$1,865	$1,319	$13

Long-Term Debt -
4.875% unsecured notes due 2013 net of unamortized discount and interest rate swap fair market value adjustment (see Note 8)	$-	$-	$1,316
5.250% unsecured notes due 2019 net of unamortized discount and interest rate swap fair market value adjustment (see Note 8)	1,017	1,030	1,028
1.000% unsecured notes due 2015, net of unamortized discount	749	-	-
1.800% unsecured notes due 2017, net of unamortized discount	998	-	-
3.100% unsecured notes due 2022, net of unamortized discount	1,199	-	-
4.400% unsecured notes due 2042, net of unamortized discount	496	-	-
Bridge Facility	-	3,000	-
Loans assumed through the purchase of land, buildings and equipment; various interest rates from 5.000% to 8.750%; various maturities from 2015 to 2035	44	52	52
	4,503	4,082	2,396
Less current maturities	(2)	(9)	(9)
Total-long term debt	$4,501	$4,073	$2,387

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
$4,000

The Company may redeem the fixed rate notes at its option, at any time in whole, or from time to time in part, at a redemption price equal to the greater of: (1) 100% of the principal amount of the notes being redeemed; and (2) the sum of the present values of the remaining scheduled payments of principal and interest thereon (not including any portion of such payments of interest accrued as of the date of redemption), discounted to the date of redemption on a semiannual basis (assuming a 360-day year consisting of twelve 30-day months) at the Treasury Rate (as defined), plus 12 basis points for the notes due 2015, 20 basis points for the notes due 2017, 22 basis points for the notes due 2022 and 25 basis points for the notes due 2042.  If a change of control triggering event occurs, the Company will be required, unless it has exercised its right to redeem the notes, to offer to purchase the notes at a purchase price equal to 101% of their principal amount, plus accrued and unpaid interest, if any, on the notes repurchased to the date of repurchase.  The notes are unsecured senior debt obligations and rank equally with all other unsecured and unsubordinated indebtedness of the Company.  Total issuance costs relating to the notes, including underwriting discounts and fees, were $26 million.  The fair value of the notes as of May 31, 2013 was $4.0 billion.  Fair value for these notes was determined based upon quoted market prices.

On July 17, 2008, the Company issued notes totaling $1.3 billion bearing an interest rate of 4.875% paid semiannually in arrears on February 1 and August 1 of each year, beginning on February 1, 2009. The notes will mature on August 1, 2013. The Company may redeem the notes, at any time in whole or from time to time in part, at its option at a redemption price equal to the greater of: (1) 100% of the principal amount of the notes to be redeemed; or (2) the sum of the present values of the remaining scheduled payments of principal and interest, discounted to the date of redemption on a semiannual basis at the Treasury Rate, plus 30 basis points, plus accrued interest on the notes to be redeemed to, but excluding, the date of redemption.  If a change of control triggering event occurs, unless the Company has exercised its option to redeem the notes, it will be required to offer to repurchase the notes at a purchase price equal to 101% of the principal amount of the notes plus accrued and unpaid interest to the date of redemption.  The notes are unsecured senior debt obligations and rank equally with all other unsecured senior indebtedness of the Company. The notes are not convertible or exchangeable.  Total issuance costs relating to this offering were $9 million, which included $8 million in underwriting fees.  The fair value of the notes as of May 31, 2013, August 31, 2012 and May 31, 2012 was $1.3 billion, $1.4 billion and $1.4 billion, respectively.  Fair value for these notes was determined based upon quoted market prices.

On January 13, 2009, the Company issued notes totaling $1.0 billion bearing an interest rate of 5.250% paid semiannually in arrears on January 15 and July 15 of each year, beginning on July 15, 2009. The notes will mature on January 15, 2019. The Company may redeem the notes, at any time in whole or from time to time in part, at its option at a redemption price equal to the greater of: (1) 100% of the principal amount of the notes to be redeemed; or (2) the sum of the present values of the remaining scheduled payments of principal and interest, discounted to the date of redemption on a semiannual basis at the Treasury Rate, plus 45 basis points, plus accrued interest on the notes to be redeemed to, but excluding, the date of redemption.  If a change of control triggering event occurs, unless the Company has exercised its option to redeem the notes, it will be required to offer to repurchase the notes at a purchase price equal to 101% of the principal amount of the notes plus accrued and unpaid interest to the date of redemption.  The notes are unsecured senior debt obligations and rank equally with all other unsecured senior indebtedness of the Company. The notes are not convertible or exchangeable.  Total issuance costs relating to this offering were $8 million, which included $7 million in underwriting fees.  The fair value of the notes as of May 31, 2013, August 31, 2012 and May 31, 2012 was $1.2 billion, $1.2 billion and $1.2 billion, respectively.  Fair value for these notes was determined based upon quoted market prices.

The Company has had no activity or outstanding balances in its commercial paper program since fiscal 2009.  In connection with the commercial paper program, the Company maintains two unsecured backup syndicated lines of credit that total $1.35 billion.  The first $500 million facility expires on July 20, 2015, and allows for the issuance of up to $250 million in letters of credit.  The second $850 million facility expires on July 23, 2017, and allows for the issuance of up to $200 million in letters of credit.  The issuance of letters of credit under either of these facilities reduces available borrowings.  The Company's ability to access these facilities is subject to compliance with the terms and conditions of the credit facilities, including financial covenants.  The covenants require the Company to maintain certain financial ratios related to the proportion of consolidated debt to total capitalization and priority debt, along with limitations on the sale of assets and purchases of investments.   At May 31, 2013, the Company was in compliance with all such covenants.  The Company pays a facility fee to the financing banks to keep these lines of credit active.  At May 31, 2013, there were no letters of credit issued against these credit facilities.

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

The notional amounts of derivative instruments outstanding as of May 31, 2013, August 31, 2012 and May 31, 2012 were as follows (In millions):

	May 31, 2013	August 31, 2012	May 31, 2012
Derivatives designated as hedges:
Interest rate swaps	$1,800	$1,800	$1,800
Forward interest rate swaps	-	1,000	-

The changes in fair value of the notes attributable to the hedged risk are included in short-term and long-term debt on the Consolidated Condensed Balance Sheets (see Note 7) and amortized through maturity.  At May 31, 2013, August 31, 2012 and May 31, 2012, the Company had net unamortized fair value changes of $17 million, $40 million and $48 million, respectively.  Changes in fair value of the cash flow hedges are included in other comprehensive income, with any ineffectiveness recorded directly to interest expense.  Upon termination of the cash flow hedges, cumulative changes included in other comprehensive income will be amortized with the anticipated debt's cash flow.  No material fair value changes or ineffectiveness was recorded through other comprehensive income in fiscal years 2013 and 2012.

The fair value and balance sheet presentation of derivative instruments designated as hedges at May 31, 2013, August 31, 2012 and May 31, 2012, were as follows (In millions):

Location in Consolidated Condensed Balance Sheet		May 31, 2013	August 31, 2012	May 31, 2012
Asset derivatives designated as hedges:
Interest rate swaps	Other current assets	$13	$24	$-
Forward interest rate swaps	Other non-current assets	-	-	-
Interest rate swaps	Other non-current assets	27	39	67

Gains and losses relating to the ineffectiveness of the Company's derivative instruments are recorded in interest expense on the Consolidated Condensed Statements of Comprehensive Income.  The Company recorded expense of $1 million for the quarter and nine month period ended May 31, 2013. The amounts recorded for the quarter and nine month periods ended May 31, 2012 was income of $1 million in each period.

Warrants

The Company, Alliance Boots and AmerisourceBergen Corporation (AmerisourceBergen) entered into a Framework Agreement dated as of March 18, 2013, pursuant to which (1) Walgreens and Alliance Boots together were granted the right to purchase a minority equity position in AmerisourceBergen, beginning with the right, but not the obligation, to purchase up to 19,859,795 shares of AmerisourceBergen common stock (approximately 7 percent of the then fully diluted equity of AmerisourceBergen, assuming the exercise in full of the warrants described below) in open market transactions; (2) the Company and Alliance Boots were each  issued (a) a warrant to purchase up to 11,348,456  shares of AmerisourceBergen common stock at an exercise price of $51.50 per share exercisable during a six-month period beginning in March 2016, and (b) a warrant to purchase up to 11,348,456 shares of AmerisourceBergen common stock at an exercise price of $52.50 per share exercisable during a six-month period beginning in March 2017.  The parties and affiliated entities also entered into certain related agreements governing relations between and among the parties thereto, including the Shareholders Agreement, the Transaction Rights Agreement and the Limited Liability Company Agreement of WAB Holdings LLC, a newly-formed limited liability company jointly-owned by the Company and Alliance Boots for the purpose of acquiring and holding AmerisourceBergen common stock, described in the Company's Current Report on Form 8-K filed on March 20, 2013.

The fair value and balance sheet presentation of derivative instruments not designated as hedges at May 31, 2013, August 31, 2012 and May 31, 2012, were as follows (In millions):

Location in Consolidated Condensed Balance Sheet		May 31, 2013	August 31, 2012	May 31, 2012
Asset derivatives not designated as hedges:
Warrants	Other non-current assets	$150	$-	$-

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

Level 1 -	Quoted prices in active markets that are accessible at the measurement date for identical assets and liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.
Level 2 -	Observable inputs other than quoted prices in active markets.
Level 3 -	Unobservable inputs for which there is little or no market data available. The fair value hierarchy gives the lowest priority to Level 3 inputs.

Assets measured at fair value on a recurring basis were as follows (In millions):

	May 31, 2013	Level 1	Level 2	Level 3
Assets:
Money market funds	$2,587	$2,587	$-	$-
Interest rate swaps(1)	40	-	40	-
Warrants(2)	150	-	150	-

	August 31, 2012	Level 1	Level 2	Level 3
Assets:
Money market funds	$820	$820	$-	$-
Interest rate swaps(1)	63	-	63	-
Forward interest rate swaps	-	-	-	-

	May 31, 2012	Level 1	Level 2	Level 3
Assets:
Money market funds	$1,448	$1,448	$-	$-
Interest rate swaps(1)	67	-	67	-

(1)Interest rate swaps are valued using six-month and one-month LIBOR in arrears rates.  See Note 8 for additional disclosure regarding financial instruments.
(2)The Company's warrants are valued at the date of issuance and the end of the period using a Monte Carlo simulation.  Key assumptions used throughout the valuation include risk-free interest rates using constant maturity treasury rates; dividend yield for AmerisourceBergen's common stock; AmerisourceBergen's common stock price at valuation date; AmerisourceBergen's equity volatility; number of shares of AmerisourceBergen's common stock outstanding; the number of employee stock options and their exercise price; and the details specific to the warrants.  The fair value of the Company's warrants on March 18, 2013 was $77 million.  The Company recorded the fair value of its warrants as a non-current asset with a corresponding deferred credit in its Consolidated Condensed Balance Sheets.  The deferred credit attributable to the warrants will be amortized over the life of the warrants.  As of May 31, 2013, the fair value of the Company's warrants was $150 million, which resulted in the Company recording other income of $73 million for the three and nine month periods ended May 31, 2013 within its Consolidated Statements of Comprehensive Income.  The increase in the fair value of the warrants during the third quarter was primarily attributable to the increase in the price of AmerisourceBergen's common stock.  In addition, the Company recorded $4 million of other income relating to the amortization of the deferred credit in the three and nine month periods ended May 31, 2013.

Note 10.  Commitments and Contingencies
The Company is involved in legal proceedings and is subject to investigations, inspections, audits, inquiries and similar actions by governmental authorities, arising in the normal course of the Company's business, including the matters described below.  Litigation, in general, and securities and class action litigation, in particular, can be expensive and disruptive.  Some of these suits may purport or may be determined to be class actions and/or involve parties seeking large and/or indeterminate amounts, including punitive or exemplary damages, and may remain unresolved for several years.  From time to time, the Company is also involved in legal proceedings as a plaintiff involving antitrust, tax, contract, intellectual property and other matters.  Gain contingencies, if any, are recognized when they are realized.  The results of legal proceedings are often uncertain and difficult to predict, and the costs incurred in litigation can be substantial, regardless of the outcome.  The Company believes that its defenses and assertions in pending legal proceedings have merit, and does not believe that any of these pending matters, after consideration of applicable reserves and rights to indemnification, will have a material adverse effect on the Company's consolidated financial position.  However, substantial unanticipated verdicts, fines and rulings do sometimes occur.  As a result, the Company could from time to time incur judgments, enter into settlements or revise our expectations regarding the outcome of certain matters, and such developments could have a material adverse effect on its results of operations in the period in which the amounts are accrued and/or its cash flows in the period in which the amounts are paid.
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

On April 4, 2012, the United States Drug Enforcement Administration (DEA) served administrative inspection warrants on six Walgreen retail pharmacies in Florida and removed certain controlled substance prescription records and other related documents.  On that same date, DEA also served an inspection warrant and an administrative subpoena for records on the Company's distribution center in Jupiter, Florida.  DEA issued a separate administrative subpoena for records from the Company's mail service and central fill facility in Orlando, Florida on August 8, 2012. On November 29, 2012, DEA issued a separate administrative subpoena for records from the Company's mail service and central fill facility in Tempe, Arizona.  On February 5, 2013, DEA served an administrative inspection warrant and administrative subpoenas for records on the Company's distribution center in Perrysburg, Ohio.  On September 14, 2012, DEA served an Order to Show Cause (OSC) and Immediate Suspension Order (ISO) on the Jupiter distribution center and placed under seal the controlled substance inventory at that facility.  The DEA also issued an OSC to each of the six Company retail pharmacies that received inspection warrants in April 2012. As of May 31, 2013, the Company estimated that the potential realizable loss relating to the DEA matter in excess of amounts accrued in prior quarters was $25 million and increased its reserve by that amount.

On June 11, 2013, the Company entered into a settlement agreement with the DEA and the United States Department of Justice relating to the foregoing matter (see Note 17). The settlement agreement requires the Company to pay $80 million, which the Company had fully reserved, including the $25 million reserve accrued in the quarter ended May 31, 2013 described above.

SEC regulations require disclosure of certain environmental matters when a governmental authority is a party to the proceedings and the proceedings involve potential monetary sanctions that management reasonably believes could exceed $100,000.  On July 2, 2012, a number of California District Attorneys served the Company with a civil complaint filed in the Alameda County Superior Court (the Court) alleging certain violations of the state's hazardous waste regulations related to the proper disposal of various materials from the Company's retail stores and seeking injunctive relief, civil penalties and certain fees and expenses. The California District Attorneys filed an amended complaint on July 12, 2012, and a motion for preliminary injunction on August 6, 2012.  On December 13, 2012, the Court approved a settlement between the Company and the State of California.  The settlement requires the Company to pay penalties and costs and fund supplemental environmental projects in the total amount of approximately $17 million, which was paid during the second fiscal quarter and includes certain injunctive relief.

Note 11.  Stock Compensation Plans
On January 9, 2013, the 2013 Walgreen Co. Omnibus Incentive Plan (the "Omnibus Plan") became effective and the Company first made award grants under the Omnibus Plan in the quarter ended May 31, 2013. The Omnibus Plan provides for incentive compensation to Walgreens non-employee directors, officers and employees, and consolidates into a single plan several previously existing equity compensation plans: the Executive Stock Option Plan, the Long-Term Performance Incentive Plan, the Broad Based Employee Stock Option Plan, and the Nonemployee Director Stock Plan (collectively, the "Former Plans"). As of the effective date of the Omnibus Plan, no further grants may be made under the Former Plans and shares that were available for issuance under the Former Plans and not subject to outstanding awards became available for issuance (in addition to newly authorized shares) under the Omnibus Plan.

Upon shareholder approval of the Omnibus Plan at the Company's Annual Meeting of Shareholders on January 9, 2013, a total of 60.4 million shares became available for delivery under the Omnibus Plan including: (i) 40.0 million newly authorized shares; (ii) 9.3 million shares previously available for issuance under the former Executive Stock Option Plan; (iii) 3.2 million shares previously available for issuance under the former Long-Term Performance Incentive Plan, and (iv) 7.9 million shares previously available for issuance under the former Broad Based Employee Stock Option Plan. In addition, in accordance with the Omnibus Plan, shares that are subject to outstanding awards under the Former Plans and the Share Walgreens Stock Purchase Plan that subsequently are cancelled, forfeited, lapsed or are otherwise terminated or settled without a distribution of shares also become available for awards under the Omnibus Plan.

The Company granted 367,222 and 8,572,886 stock options under the former Walgreen Co. Executive Stock Option Plan and the Omnibus Plan for the quarter and nine month periods ended May 31, 2013, respectively.  This compares to 160,223 and 7,942,796 stock options granted in the quarter and nine month periods ended under the plans last year.  Total stock-based compensation expense was $25 million for the quarter and $70 million for the nine month periods ended May 31, 2013 compared to $24 million and $77 million for the same periods last year.  In accordance with Accounting Standards Codification (ASC) Topic 718 Compensation – Stock Compensation, compensation expense is recognized on a straight-line basis over the employee's vesting period or to the employee's retirement eligible date, if earlier.  The recognized retiree eligible expense recorded in the current quarter and nine month periods was $3 million and $6 million, respectively, compared to $2 million for the quarter and $6 million for the nine month periods ended May 31, 2012.  Compensation expense for the quarter and nine month periods may not be representative of compensation expense for the entire fiscal year.

The Company granted 1,611,056 and 2,528,378 restricted stock units under the former Walgreen Co. Long-Term Performance Incentive Plan and the Omnibus Plan for the quarter and nine month periods ended May 31, 2013, compared to 13,728 and 767,348 restricted stock units in the same periods last year.  Dividends issued under the program, paid in the form of additional restricted stock units, totaled 13,976 units for the quarter and 53,441 units for the nine month periods ended May 31, 2013 versus 16,259 units and 47,904 units in the same periods last year.  The Company also granted 20,967 and 915,013 performance shares under the former Walgreen Co. Long-Term Performance Incentive Plan and Omnibus Plan for the quarter and nine month periods ended May 31, 2013 versus 10,867 and 784,866 shares in the same periods last year. In accordance with ASC Topic 718, compensation expense is recognized on a straight line basis based on a three year cliff vesting schedule for restricted stock unit awards and straight line over a three year performance period, based on performance targets, for performance share awards.   For the quarter and nine month periods ended May 31, 2013, the Company recognized $10 million and $29 million of expense related to these plans, respectively.  In the same periods last year, the Company recognized $8 million and $25 million of expense.

Note 12.  Earnings Per Share
The dilutive effect of outstanding stock options on earnings per share is calculated using the treasury stock method.  Stock options are anti-dilutive and excluded from the earnings per share calculation if the exercise price exceeds the average market price of the common shares.  Outstanding options to purchase common shares that were anti-dilutive and excluded from the third quarter earnings per share calculation totaled 2,904,835 and 32,434,252 at May 31, 2013 and May 31, 2012, respectively.  Anti-dilutive shares excluded from the year to date earnings per share calculation were 15,693,708 and 32,849,811 in fiscal 2013 and 2012, respectively.

Note 13.  Retirement Benefits
The principal retirement plan for employees is the Walgreen Profit-Sharing Retirement Trust to which both the Company and participating employees contribute.  The Company's contribution, which has historically related to FIFO earnings before interest and taxes (EBIT) and a portion of which is in the form of a guaranteed match, is determined annually at the discretion of the Board of Directors.  The profit-sharing provision was $82 million for the quarter and $253 million for the nine month period of fiscal 2013 compared to $60 million and $224 million in the same periods last year.

The Company provides certain health insurance benefits for retired employees who meet eligibility requirements, including age, years of service and date of hire.  The costs of these benefits are accrued over the service life of the employee. The Company's postretirement health benefit plan is not funded.

Components of Net Periodic Benefit Costs (In millions):

	Three Months Ended		Nine Months Ended
	May 31,	May 31,	May 31,	May 31,
	2013	2012	2013	2012
Service cost	$2	$4	$7	$10
Interest cost	3	5	10	16
Amortization of actuarial loss	3	2	9	6
Amortization of prior service cost	(5)	(2)	(16)	(7)
Total postretirement benefit cost	$3	$9	$10	$25

Note 14.  Depreciation and Amortization
The Company has recorded the following depreciation and amortization expense in the Consolidated Condensed Statements of Comprehensive Income (In millions):

	Three Months Ended		Nine Months Ended
	May 31, 2013	May 31, 2012	May 31, 2013	May 31, 2012
Depreciation expense	$225	$214	$675	$620
Intangible asset amortization	67	64	216	185
System development costs amortization	26	18	67	51
Total depreciation and amortization expense	$318	$296	$958	$856

Amortization expense for the three month and nine month periods ended May 31, 2013 of $16 million, net of tax ($3 million from the step up of certain Alliance Boots assets and $13 million representing the Company's share of amortization within Alliance Boots operations) and $65 million, net of tax ($36 million from the step up of certain Alliance Boots assets and $29 million representing the Company's share of amortization within Alliance Boots operations), respectively is included in equity earnings in Alliance Boots on the Consolidated Condensed Statements of Comprehensive Income.

Note 15.  Supplemental Cash Flow Disclosures
Cash interest paid for the nine month period ended May 31, 2013 was $98 million compared to $47 million in the prior year's nine month period.  Cash paid for income taxes was $922 million and $927 million for the nine months ended May 31, 2013 and May 31, 2012 respectively.

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

In May 2013, the Financial Accounting Standards Board (FASB) reissued an exposure draft on lease accounting that would require entities to recognize assets and liabilities arising from lease contracts on the balance sheet.  The proposed exposure draft states that lessees and lessors should apply a "right-of-use model" in accounting for all leases.  Under the proposed model, lessees would recognize an asset for the right to use the leased asset, and a liability for the obligation to make rental payments over the lease term.  When measuring the asset and liability, variable lease payments are excluded whereas renewal options that provide a significant economic incentive upon renewal would be included.  The accounting by a lessor would reflect its retained exposure to the risks or benefits of the underlying leased asset.  A lessor would recognize an asset representing its right to receive lease payments based on the expected term of the lease.  The lease expense from real estate based leases would continue to be recorded under a straight line approach, but other leases not related to real estate would be expensed using an effective interest method that would accelerate lease expense. Comments are due by September 13, 2013. A final standard is currently expected to be issued in 2014 and would be effective no earlier than annual reporting periods beginning on January 1, 2017 (fiscal 2018 for the Company).  The proposed standard, as currently drafted, would have a material impact on the Company's financial position and the impact on the Company's reported results of operations is being evaluated.  The impact of this exposure draft is non-cash in nature and would not affect the Company's cash position.

Note 17.   Subsequent Event

On June 11, 2013, the Company entered into an agreement with DEA and the United States Department of Justice settling all administrative and civil matters outstanding as of the date of the agreement (see Note 10).  The settlement agreement requires the Company to pay $80 million, which the Company had fully reserved, including reserving $25 million in the quarter ended May 31, 2013.  The agreement also requires the Company to surrender until May 2014 its DEA registrations for its six Florida pharmacies on which DEA served administrative inspection warrants in April 2012 and to surrender its DEA registration for its Jupiter, Florida distribution center until September 2014.  Walgreens has taken steps designed to ensure that there is no disruption to the supply of medications to the Company's pharmacies as a result of this matter.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with the financial statements and the related notes included elsewhere herein and our consolidated financial statements, accompanying notes and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended August 31, 2012.  This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in forward-looking statements. Factors that might cause a difference include, but are not limited to, those discussed under "Cautionary Note Regarding Forward-Looking Statements" below and in Item 1A "Risk Factors" below, , and in our Annual Report on Form 10-K for the year ended August 31, 2012 and our Quarterly Report on Form 10-Q for the quarter ended February 28, 2013.

INTRODUCTION

Walgreens is principally a retail drugstore chain that sells prescription and non-prescription drugs and general merchandise.  General merchandise includes, among other things, household items, convenience and fresh foods, personal care, beauty care, photofinishing and candy.  Customers can have prescriptions filled in retail pharmacies as well as through the mail, and customers may also place orders by telephone and online.  At May 31, 2013, we operated 8,560 locations in 50 states, the District of Columbia, Guam and Puerto Rico.  Total locations do not include 374 Take Care Clinics that are operated primarily within other Walgreens locations or locations of unconsolidated partially owned entities such as Alliance Boots GmbH.

	Number of Locations
Location Type	May 31, 2013	May 31, 2012
Drugstores	8,097	7,890
Worksite Health and Wellness Centers	369	362
Infusion and Respiratory Services Facilities	81	78
Specialty Pharmacies	11	11
Mail Service Facilities	2	2
Total	8,560	8,343

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

The long-term outlook for prescription utilization is strong due in part to the aging population, the increasing utilization of generic drugs, the continued development of innovative drugs that improve quality of life and control health care costs, and the expansion of health care insurance coverage under the Patient Protection and Affordable Care Act signed into law in 2010 (the ACA).  The ACA seeks to reduce federal spending by altering the Medicaid reimbursement formula (AMP) for multi-source drugs, and when implemented, is expected to reduce Medicaid reimbursements.  State Medicaid programs are also expected to continue to seek reductions in reimbursements independent of AMP.  In addition, we continuously face reimbursement pressure from pharmacy benefit management (PBM) companies, health maintenance organizations, managed care organizations and other commercial third party payers; our agreements with these payers are regularly subject to expiration, termination or renegotiation.  On July 19, 2012, Walgreens and Express Scripts announced their entry into a new multi-year agreement pursuant to which Walgreens began participating in the broadest Express Scripts retail pharmacy provider network available to Express Scripts clients as of September 15, 2012.  From January 1, 2012, until September 14, 2012, however, Express Scripts' network did not include Walgreens pharmacies.  The positive impact of this agreement generally has been incremental over time, during the first three quarters since September 15, 2012. While we cannot predict with certainty which Express Scripts clients will choose to include us in their pharmacy networks in any particular future period, we expect that our pharmacies will participate in the pharmacy networks of most clients for which Express Scripts serves as pharmacy benefit manager.  However, one substantial client of Express Scripts, the United States Department of Defense TRICARE program, has announced that Walgreens will continue to not be a part of its pharmacy network and will be designated as a non-network pharmacy provider for TRICARE beneficiaries.  Most of the patients we served in calendar 2011 who participated in a plan for which Express Scripts served as pharmacy benefit manager transitioned to another pharmacy after we exited the Express Scripts network on January 1, 2012. We have incurred, and expect to continue to incur, marketing and other costs in connection with efforts to regain former patients and attract new patients covered by plans for which we become a network pharmacy provider as a result of our agreement with Express Scripts.

Ultimately, the magnitude and timing of the impact on our financial results of rejoining the Express Scripts retail pharmacy provider network will depend on our ability to regain former patients and attract new patients covered by existing and new Express Scripts clients; however, we cannot predict with certainty what level of business we will achieve as a result of rejoining the Express Scripts retail pharmacy provider network in any particular future time period.  We also intend to continue to pursue initiatives seeking to align our costs with anticipated business levels over time.  Rejoining the Express Scripts retail pharmacy provider network has positively affected our net sales, net earnings and cash flows over time relative to the levels we otherwise would have achieved if we were not in the Express Scripts network and partially mitigated the adverse effects related to our non-participation in the Express Scripts retail pharmacy provider network during the period from January 1, 2012 through September 14, 2012.  See "Cautionary Note Regarding Forward-Looking Statements."

On May 13, 2013, we announced a multi-year extension of our agreement to serve as a network pharmacy provider in the CVS Caremark pharmacy benefit management national retail network.

Periodically, we make strategic acquisitions and investments that fit our long-term growth objectives.  Consideration is given to retail, health and well-being enterprises and other potential acquisitions and investments that provide unique opportunities and fit our business objectives such as the acquisition of USA Drug, completed in first quarter of fiscal 2013. In addition, key fiscal 2012 acquisitions included certain assets of BioScrip Inc.'s (BioScrip) community specialty pharmacies, centralized specialty and mail services pharmacy business and Crescent Pharmacy Holdings, LLC (Crescent).

In August 2012, we acquired a 45% equity interest in Alliance Boots GmbH (Alliance Boots) and a call option that provides Walgreens the right, but not the obligation, to purchase the remaining 55% over a six month period beginning February 2, 2015.  Additional information regarding our investment in Alliance Boots is available in our Current Reports on Form 8-K filed on June 19, 2012 and August 6, 2012 (as amended by the Form 8-K/A filed on September 10, 2012).   The amendment to our August 6, 2012 Form 8-K filed on September 10, 2012, includes as exhibits thereto Alliance Boots audited consolidated financial statements for the years ended March 31, 2012, 2011 and 2010 (prepared in accordance with International Financial Reporting Standards as issued by the International Accounting Standards Board) and unaudited pro forma consolidated financial information related to our 45% investment in Alliance Boots. Alliance Boots fiscal 2013 results are available on our Form 8-K filed on May 15, 2013.  Walgreens equity earnings, initial investment and the call option excludes the Alliance Boots minority interest in Galenica Ltd. (Galenica). The Alliance Boots investment in Galenica was distributed to the Alliance Boots shareholders other than Walgreens during May 2013, which had no impact to the Company.  We account for our 45% investment in Alliance Boots using the equity method of accounting.  Investments accounted for under the equity method are recorded initially at cost and subsequently adjusted for our share of the net income or loss and cash contributions and distributions to or from these entities.  Net income reported by Alliance Boots is translated from British pounds Sterling at the average rate for the period.  See Note 5 to our unaudited consolidated condensed financial statements for additional information regarding our equity method investments.  We utilize a three-month lag in reporting equity income from our investment in Alliance Boots, reported as equity earnings in Alliance Boots on the Consolidated Condensed Statements of Comprehensive Income.  The investment is recorded as Equity investment in Alliance Boots in the Consolidated Condensed Balance Sheet.

As of the date of this filing, we estimate combined synergies across both companies to be between $125 million and $150 million in the first year following completion of our 45% investment in Alliance Boots.  The three-month lag impacts the quarterly and fiscal year timing of when Alliance Boots results and synergies will be reflected in the equity income in Alliance Boots included in our financial statements.  Because of the three-month lag and the timing of the closing of this investment, our financial statements for the nine months ended May 31, 2013 reflect nine months of the dilutive effect of the incremental shares and interest expense associated with our Alliance Boots investment, but only seven months (August 1, 2012 through February 28, 2013) of results of Alliance Boots are reflected in the equity earnings in Alliance Boots included in our Consolidated Condensed Statements of Comprehensive Income for the nine month period.   Similarly, our financial statements for the fiscal year ended August 31, 2013 will reflect 12 months of the dilutive effect of the incremental shares and interest expense associated with our Alliance Boots investment, but only 10 months (August 1, 2012 through May 31, 2013) of Alliance Boots results will be reflected in the equity earnings in Alliance Boots included in our fiscal 2013 financial statements.  The Alliance Boots business is seasonal in nature, typically generating a higher proportion of revenue and earnings in the winter holiday and cough/cold and flu season.  Because of the three-month lag in reporting equity income from our investment in Alliance Boots, the results of Alliance Boots for December, January and February are  reflected in the equity income included in our financial statements for the fiscal quarter ending May 31.  See "Cautionary Note Regarding Forward-Looking Statements" below.

On March 19, 2013, the Company, Alliance Boots GmbH and AmerisourceBergen Corporation (AmerisourceBergen) announced various agreements and arrangements, including a ten-year pharmaceutical distribution agreement between the Company and AmerisourceBergen pursuant to which the Company will source branded and generic pharmaceutical products from AmerisourceBergen; an agreement which provides AmerisourceBergen the ability to access generics and related pharmaceutical products through Walgreens Boots Alliance Development GmbH, a global sourcing joint venture between the Company and Alliance Boots; and agreements and arrangements pursuant to which the Company and Alliance Boots together have the right, but not the obligation, to purchase a minority equity position in AmerisourceBergen and gain associated representation on AmerisourceBergen's board of directors in certain circumstances.   The distribution agreement is expected to result in the distribution by AmerisourceBergen of branded pharmaceutical products that Walgreens historically has sourced from distributors and suppliers, effective September 1, 2013.  Over time, beginning in calendar year 2014, distribution by AmerisourceBergen for the Company is expected to increasingly include generic pharmaceutical products that the Company currently self-distributes.  In addition to the information in this report, please refer to our Current Report on Form 8-K filed on March 20, 2013, our Quarterly Report on Form 10-Q filed on March 25, 2013 for more detailed information regarding these agreements and arrangements. See "Cautionary Note Regarding Forward-Looking Statements" and "Risk Factors" below.

OPERATING STATISTICS

	Percentage Increases/(Decreases)
	Three Months Ended		Nine Months Ended
	May 31, 2013	May 31, 2012	May 31, 2013	May 31, 2012
Net Sales	3.2	(3.4)	(0.5)	0.6
Net Earnings	16.2	(10.8)	1.1	(7.7)
Comparable Drugstore Sales	1.4	(6.6)	(3.1)	(2.0)
Prescription Sales	3.4	(6.6)	(1.4)	(1.5)
Comparable Drugstore Prescription Sales	2.0	(9.9)	(4.2)	(3.8)
Front-End Sales	2.7	2.8	0.9	4.4
Comparable Drugstore Front-End Sales	0.4	(0.9)	(1.5)	1.2
Gross Profit	4.1	(2.7)	2.7	0.5
Selling, General and Administrative Expenses	5.3	(1.6)	5.0	2.5

	Percent to Net Sales
	Three Months Ended		Nine Months Ended
	May 31, 2013	May 31, 2012	May 31, 2013	May 31, 2012
Gross Margin	28.5	28.2	29.4	28.4
Selling, General and Administrative Expenses	23.8	23.3	24.3	23.1

	Other Statistics
	Three Months Ended		Nine Months Ended
	May 31, 2013	May 31, 2012	May 31, 2013	May 31, 2012
Prescription Sales as a % of Net Sales	63.1	62.9	62.6	63.1
Third Party Sales as a % of Total Prescription Sales	96.1	95.5	95.7	95.7
Number of Prescriptions (in millions)	173	162	516	508
Comparable Prescription % Increase/(Decrease)	5.2	(12.3)	(0.1)	(7.7)
30 Day Equivalent Prescriptions (in millions) *	209	192	618	596
Comparable 30 Day Equivalent Prescription % Increase/(Decrease) *	7.1	(9.1)	2.0	(4.1)
Total Number of Locations			8,560	8,343

* Includes the adjustment to convert prescriptions greater than 84 days to the equivalent of three 30-day prescriptions. This adjustment reflects the fact that these prescriptions include approximately three times the amount of product days supplied compared to a normal prescription.

RESULTS OF OPERATIONS

Net earnings for the quarter ended May 31, 2013 were $624 million or $.65 per diluted share.  This was a 16.2% increase in net earnings over the same quarter last year.  The net earnings increase in the quarter was primarily attributable to improved gross margins and equity earnings in Alliance Boots, partially offset by higher selling, general and administrative expenses.  Included in the current quarter's net earnings and net earnings per diluted share, respectively, were the negative impacts of $76 million, or $.08 per diluted share, from the quarter's LIFO provision; $52 million, or $.05 per diluted share, in acquisition-related amortization; $47 million, or $.05 per diluted share, related to a legal settlement with the Drug Enforcement Administration (DEA); $44 million, or $.05 per diluted share, in Alliance Boots related tax; and $17 million, or $.02 per diluted share, of acquisition related costs.  Net earnings in the current quarter were positively impacted by $48 million, or $.05 per diluted share, from fair value adjustments of warrants acquired through the AmerisourceBergen long-term partnership and the amortization of the deferred credit associated with the initial value of the warrants.

For the nine month period ended May 31, 2013, net earnings increased 1.1% to $1,793 million or $1.88 per diluted share.  The net earnings increase for the nine month period was primarily attributable to lower sales and higher selling, general and administrative expenses as a percentage of sales, partially offset by improved margins and equity earnings in Alliance Boots.  Included in the nine month period net earnings and net earnings per diluted share, respectively, were the negative impacts of $182 million, or $.19 per diluted share, in acquisition-related amortization; $156 million, or $.16 per diluted share, from the LIFO provision; $86 million, or $.09 per diluted share, in Alliance Boots related tax; $53 million, or $.05 per diluted share, of acquisition related costs; $47 million, or $.06 per diluted share, relating to certain litigation matters including the DEA settlement; and $24 million, or $.03 per diluted share, in costs related to Hurricane Sandy.  Net earnings in the nine month period was positively impacted by $48 million, or $.05 per diluted share, from fair value adjustments of warrants acquired through the AmerisourceBergen long-term partnership and the amortization of the deferred credit associated with the initial value of the warrants and $13 million, or $0.01 per diluted share, from an additional gain on the 2011 sale of the Walgreens Health Initiatives, Inc. business relating to a client retention escrow.

Net sales for the quarter ended May 31, 2013 increased 3.2% to $18.3 billion.  The acquisition of USA Drug and BioScrip assets increased total sales by 0.9% in the current quarter and 1.4% for the nine month period.  Sales increased from new stores, each of which include an indeterminate amount of market-driven price changes, and higher comparable store sales.  Comparable drugstore sales were up 1.4% in the quarter ended May 31, 2013.  Comparable drugstores are defined as those that have been open for at least twelve consecutive months without closure for seven or more consecutive days and without a major remodel or a natural disaster in the past twelve months.  Relocated and acquired stores are not included as comparable stores for the first twelve months after the relocation or acquisition.  We operated 8,560 locations (8,097 drugstores) as of May 31, 2013, compared to 8,343 locations (7,890 drugstores) a year earlier.

Prescription sales increased 3.4% in the current quarter and decreased 1.4% for the first nine months and represented 63.1% and 62.6% of total net sales, respectively.  In the prior year, prescription sales decreased 6.6% in the quarter and 1.5% for the first nine months and represented 62.9% and 63.1% of total net sales.  Comparable drugstore prescription sales increased 2.0% in the current quarter and decreased 4.2% for the nine month period.  The effect of generic drugs, which have a lower retail price, replacing brand name drugs reduced prescription sales by 4.2% in the current quarter and 6.3% for the first nine months versus 3.2% and 2.4% in the same periods last year.  The effect of generics on total net sales was a reduction of 2.4% in the current quarter and 3.5% year to date compared to a reduction of 1.7% and 1.3% in the quarter and nine month periods last year.  Prescription sales were positively impacted by the effects of our participation in the Express Scripts retail pharmacy provider network.  New generic drug introductions have led to an increased effect of generics on total net sales during the quarter and nine month periods which is expected to continue for the remainder of fiscal 2013 although at a reduced level relative to the contributions in the first three quarters of fiscal 2013.  Third party sales, where reimbursement is received from managed care organizations, the government, employers or private insurers, were 96.1% of prescription sales for the quarter and 95.7% for the nine month periods ended May 31, 2013 compared to 95.5% for the quarter and 95.7% for the nine month periods last year.  We receive market driven reimbursements from third party payers, a number of which typically reset in January.  The total number of prescriptions filled for the current quarter (including immunizations) was approximately 173 million compared to 162 million for the same period last year.  Prescriptions adjusted to 30 day equivalents were 209 million in the current quarter versus 192 million in last year's quarter.

Front-end sales increased 2.7% for the current quarter and were 36.9% of total net sales.  For the nine months ended May 31, 2013, front-end sales increased 0.9% and comprised 37.4% of total net sales.  In comparison, prior year front end sales increased 2.8% and 4.4% for the quarter and nine month periods, respectively, and comprised 37.1% and 36.9% of total net sales.  The increase in the current quarter's front-end sales is primarily due to new store openings.  Comparable drugstore front-end sales increased 0.4% for the current quarter and decreased 1.5% year to date compared to the prior year which decreased 0.9% and increased 1.2% in the quarter and year to date periods, respectively.  The increase in comparable front end sales in the current quarter was primarily attributed to an increase in basket size, which was partially offset by lower customer traffic.  For the nine month period, comparable front-end sales were negatively impacted primarily from lower customer traffic, which was offset to a lesser extent through an increase in basket size.

Gross margin as a percent of sales was 28.5% in the current quarter and 29.4% for the first nine months compared to 28.2% and 28.4% last year.  Gross margin in the current quarter and nine month period was positively impacted by higher retail pharmacy margins where the impact of new generics more than offset lower market driven reimbursements.  Front-end gross margin percentages increased in the current quarter driven by the candy, non-prescription drug and personal care categories.  For the nine month period, improved margins were driven by the non-prescription drug, personal care and household products categories.  Costs associated with the points earned from our Balance® Rewards loyalty program negatively impacted front-end margins, but were partially offset by purchasing synergies realized from the joint venture formed by Walgreens and Alliance Boots.  Additionally, a higher provision for LIFO negatively impacted margins for the quarter and nine month periods.  New generic introductions are expected to continue to positively contribute to pharmacy gross margins for the remainder of fiscal 2013 although at a reduced level relative to the contributions in the first three quarters of fiscal 2013.

Gross profit dollars increased 4.1% over the prior year's quarter and 2.7% over the prior year's nine month period. The increase is attributed to higher retail pharmacy margins.

We use the LIFO method of inventory valuation, which can only be determined annually when inflation rates and inventory levels are finalized; therefore, LIFO inventory costs for the interim financial statements are estimated.  Cost of sales included a LIFO provision of $120 million and $247 million for the quarter and nine month periods ended May 31, 2013 versus $60 million and $177 million a year ago.  In the current quarter, our estimated annual inflation rate increased from 2.75% to 3.50% primarily due to higher than anticipated prescription drug inflation.  The prior year's estimated annual inflation rate was 2.5% at May 31, 2012.

Selling, general and administrative expenses as a percentage of sales were 23.8% for the current year's third quarter and 24.3% for the first nine months compared to 23.3% and 23.1% a year ago.  As a percentage of sales, expenses in the current quarter were higher primarily due to higher store salaries; legal provisions and fees associated with the DEA settlement; higher profit sharing provision; USA Drug expenses which include operating, acquisition and store closing costs; and investments in strategic initiatives and capabilities.  Expenses for the nine month period as a percentage of sales were higher due to store salaries, occupancy expense, legal provisions and fees associated with the DEA settlement, investments in strategic initiatives and capabilities, USA Drug expenses which include operating, acquisition and store closing costs and Hurricane Sandy expenses.

Selling, general and administrative expense dollars increased $221 million or 5.3% over the prior year's quarter and $628 million or 5.0% over the prior year's nine month period.  The current quarter's growth includes 2.5% of new store expenses, 1.4% of comparable store and headquarters expenses, 0.6% from USA Drug operations, 0.2% from acquisition related costs and 0.6% in costs related to the DEA settlement.  Growth for the nine month period ended May 31, 2013 includes 2.5% of new store expenses, 0.7% of comparable store and headquarter expenses, 0.6% from USA Drug operations, 0.5% from acquisition related costs, 0.3% from Hurricane Sandy, 0.2% in acquisition related amortization and 0.2% in costs related to the DEA settlement.

Earnings in the 45% Alliance Boots equity method investment for the three and nine month periods ended May 31, 2013 were $131 million and $220 million, respectively.  Alliance Boots earnings are reported on a three-month lag.  As a result, only August through February's results of operations of Alliance Boots are reflected in the equity earnings in Alliance Boots included in our reported net earnings for the nine month period ended May 31, 2013.  Earnings included amortization expense resulting from the fair value of certain Alliance Boots assets of $3 million in the current quarter and $36 million for the nine month period, $18 million of which was related to inventory.

For the three and nine month periods ending May 31, 2013, other income was $77 million.  The fair value of the Company's AmerisourceBergen warrants was $150 million at May 31, 2013, which resulted in recording other income of $73 million in the three and nine month periods ended May 31, 2013.  The increase in the fair value of the warrants was primarily attributable to the increase in the price of AmerisourceBergen's common stock during the third quarter.  In addition, we recorded $4 million of other income relating to the amortization of the deferred credit associated with the initial value of the warrants in the three and nine month periods ended May 31, 2013.

Interest was a net expense of $50 million in the quarter and $110 million year to date compared to $17 million and $51 million for the prior quarter and year to date, respectively.  The increase in interest expense for the three and nine month periods is primarily attributed to the $4.0 billion note issuance which occurred in September 2012.  Interest expense in the current quarter included $5 million of amortization related to the interest rate swaps on our $1.3 billion 4.875% notes.  We expect to incur additional amortization until the notes mature in August and the swaps are derecognized. The nine month period net interest expense was reduced by a $19 million interest payment related to late payments of state Medicaid receivables.  The current year's interest expense is net of interest which was capitalized to construction projects of $1 million in the quarter and $5 million year to date versus interest of $2 million for the quarter and $7 million year to date last year.

The effective tax rate for the quarter was 38.7% compared to 37.2% in the prior year.  For the nine month period, the effective tax rate was 37.7% for the current and 37.2% for the prior year.  The increase in the current quarter and nine month period effective tax rate, as compared to last year's rate is primarily attributed to permanent tax differences associated with legal provisions.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $3.0 billion at May 31, 2013, compared to $2.0 billion at May 31, 2012.  Short-term investment objectives are to minimize risk, maintain liquidity and maximize after-tax yields.  To attain these objectives, investment limits are placed on the amount, type and issuer of securities.  Investments are principally in U.S. Treasury market funds.

Our Board of Directors has approved a long-term capital policy: to maintain a strong balance sheet and financial flexibility; reinvest in our core strategies; invest in strategic opportunities that reinforce our core strategies and meet return requirements; and return surplus cash flow to shareholders in the form of dividends and share repurchases over the long term.

Net cash provided by operating activities for the nine months ended May 31, 2013 was $3.2 billion compared to $3.7 billion at May 31, 2012.  When compared to the prior year, cash from operating activities decreased primarily due to lower cash provided from working capital activities.  For the nine months ended May 31, 2013, working capital was a cash inflow of $491 million as compared to the prior year where working capital was a cash inflow of $745 million.  Compared to the prior year, working capital was negatively impacted by lower contributions from inventory balances.  Cash provided by operations is the principal source of funds for expansion, remodeling programs, dividends to shareholders and stock repurchases.

Net cash used for investing activities was $1.5 billion for the nine months ended May 31, 2013 compared to $1.6 billion a year ago.  Additions to property and equipment were $874 million compared to $1,102 million last year primarily due to higher investments in existing stores in the prior year.  During the first nine months, we added a total of 312 locations (175 net of closures), of which 139 were new or relocated drugstores compared to 204 locations added last year (133 net of closures).  The USA Drug acquisition contributed 141 locations (70 net).  There were 32 owned locations added during the first nine months and 40 under construction at May 31, 2013 versus 25 owned locations added and 42 under construction last year.

	Drugstores	Worksites	Infusion and Respiratory Services	Specialty Pharmacies	Mail Service	Total
August 31, 2012	7,930	366	76	11	2	8,385
New/Relocated	139	12	8	1	-	160
Acquired	147	-	1	4	-	152
Closed/Replaced	(119)	(9)	(4)	(5)	-	(137)
May 31, 2013	8,097	369	81	11	2	8,560

Business acquisitions this year were $588 million versus $421 million in the prior year.  Business acquisitions in the current year include the purchase of the regional drugstore chain USA Drug from Stephen L. LaFrance Holdings, Inc. and members of the LaFrance family for $429 million net of assumed cash, an 80% interest in Cystic Fibrosis Foundation Pharmacy, LLC for $29 million net of assumed cash and selected other assets (primarily prescription files).  In the current year, we received client retention proceeds of $20 million in accordance with the June 2011 sales agreement of our pharmacy benefit management business, Walgreens Health Initiatives, Inc (WHI).  The prior year acquisitions primarily include the purchase of prescription files, the purchase of certain assets from BioScrip's community specialty pharmacies and centralized specialty and mail services business for $144 million plus inventory, and the purchase of Crescent Pharmacy Holdings, LLC, an infusion pharmacy business, for $73 million net of assumed cash.  In the prior year, we also paid $45 million for a working capital adjustment in accordance with the June 2011 WHI sales agreement.

Capital expenditures for fiscal 2013 are expected to be between $1.2 billion and $1.4 billion, excluding business acquisitions, joint ventures and prescription file purchases, although the actual amount may vary depending upon a variety of factors, including, among other things, the timing of implementation of certain capital projects.  We expect new drugstore organic growth of approximately 1.5 percent in fiscal 2013.  We are continuing to relocate stores to more convenient and profitable freestanding locations.

Net cash provided by financing activities was $24 million compared to the prior year's net cash use of $1.7 billion.  In September 2012, we received proceeds from a public offering of $4.0 billion of notes with varying interest rates (see Note 7).  The notes were used, in part, to repay the $3.0 billion 364-day bridge term loaned obtained in August 2012 in connection with the investment in Alliance Boots.  We repurchased shares totaling $567 million in the current year, all of which was to support the needs of the employee stock plans.  In the prior year, we repurchased shares totaling $1,191 million, $1,151 million in conjunction with our share buyback programs and $40 million to support the needs of the employee stock plans.  We had proceeds related to employee stock plans of $391 million during the first nine months versus $120 million for the same period last year.  Cash dividends paid were $780 million during the first nine months of fiscal 2013, versus $593 million for the same period a year ago.

We have outstanding $1.3 billion aggregate principal amount of 4.875% Notes due 2013 that are due to mature on August 1, 2013.  We plan to repay these notes in full using available cash.

In connection with our capital policy, our Board of Directors has authorized share repurchase programs and set a long-term dividend payout ratio target between 30 and 35 percent of net earnings.  On July 13, 2011, our Board of Directors authorized the 2012 stock repurchase program, which allows for the repurchase of up to $2.0 billion of the Company's common stock prior to its expiration on December 31, 2015.  No shares were repurchased under the program in the current quarter compared to $1,151 million for the nine months ended May 31, 2012.

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

We had no commercial paper outstanding at May 31, 2013.  In connection with our commercial paper program, we maintain two unsecured backup syndicated lines of credit that total $1.35 billion.  The first $500 million facility expires on July 20, 2015, and allows for the issuance of up to $250 million in letters of credit.  The second $850 million facility expires on July 23, 2017, and allows for the issuance of up to $200 million in letters of credit.  The issuance of letters of credit under either of these facilities reduces available borrowings.  Our ability to access these facilities is subject to our compliance with the terms and conditions of the credit facility, including financial covenants.  The covenants require us to maintain certain financial ratios related to the proportion of consolidated debt to total capitalization and priority debt, along with limitations on the sale of assets and purchases of investments.  At May 31, 2013, we were in compliance with all such covenants.  The Company pays a facility fee to the financing banks to keep these lines of credit active.  At May 31, 2013, there were no letters of credit issued against these facilities.

As of June 26, 2013, our credit ratings were:

Rating Agency	Long-Term Debt Rating	Commercial Paper Rating	Outlook
Moody's	Baa1	P-2	Negative
Standard & Poor's	BBB	A-2	Stable

In assessing our credit strength, both Moody's and Standard & Poor's consider our business model, capital structure, financial policies and financial performance.  There can be no assurance that any particular rating will be assigned or maintained.   Our credit ratings impact our borrowing costs, access to capital markets and operating lease costs.

Pursuant to our Purchase and Option Agreement with Alliance Boots, we have the right, but not the obligation, to purchase the remaining 55% interest in Alliance Boots during the period beginning February 2, 2015 and ending August 2, 2015.  If we exercise this call option, we would, subject to the terms and conditions of such agreement, be obligated to make a cash payment of £3.1 billion (equivalent to approximately $4.7 billion based on exchange rates as of May 31, 2013) and issue approximately 144.3 million shares of our common stock, with the amount and form of such consideration being subject to adjustment in certain circumstances including if the volume weighted average price of our common stock is below $31.18 per share during a period shortly before the closing of the second step transaction.  We also would assume the then-outstanding debt of Alliance Boots upon the closing of the second step transaction.

Pursuant to our arrangements with AmerisourceBergen and Alliance Boots, we and Alliance Boots have the right, but not the obligation, to purchase a minority equity position in AmerisourceBergen over time pursuant to open market purchases and warrants to acquire AmerisourceBergen common stock.  WAB Holdings, LLC, a newly-formed entity jointly owned by Walgreens and Alliance Boots, which is consolidated by Walgreens, can acquire up to 19,859,795 shares which represents approximately 7% of the outstanding AmerisourceBergen common stock on a fully-diluted basis, assuming exercise in full of the warrants.   The amount of permitted open market purchases is subject to increase in certain circumstances.   Walgreens plans to initially fund these purchases over time through cash contributions to WAB Holdings.  Share purchases may be made from time to time in open market transactions or pursuant to instruments and plans complying with Rule 10b5-1.

If we elect to exercise the two warrants issued by AmerisourceBergen in full, Walgreens would, subject to the terms and conditions of such warrants, be required to make a cash payment of approximately $584.4 million in connection with the exercise of the first warrant during a six-month period beginning in March 2016 and $595.8 million in connection with the exercise of the second warrant during a six-month period beginning in March 2017.  Similarly, if Alliance Boots elects to exercise the two warrants issued by AmerisourceBergen in full, Alliance Boots would, subject to the terms and conditions of such warrants, be required to pay AmerisourceBergen similar amounts upon the exercise of their warrants in 2016 and 2017.  Our and Alliance Boots ability to invest in equity in AmerisourceBergen above certain thresholds is subject to the receipt of regulatory approvals.

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

Letters of credit are issued to support purchase obligations and commitments (as reflected on the Contractual Obligations and Commitments table) as follows (in millions):

May 31, 2013
Inventory purchase commitments	$89
Insurance	42
Real estate development	225
Total	$356

We have no off – balance sheet arrangements other than those disclosed on the Contractual Obligations and Commitments table.  Both on – balance sheet and off – balance sheet financing alternatives are considered when pursuing our capital structure and capital allocation objectives.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The following table lists our contractual obligations and commitments as of May 31, 2013:

	Payments Due by Period (In millions)
	Total	Less than 1 Year	1-3 Years	3-5 Years	Over 5 Years
Operating leases (1)	$35,533	$2,487	$4,903	$4,644	$23,499
Purchase obligations (2):
Open inventory purchase orders	1,537	1,537	-	-	-
Real estate development	222	151	61	10	-
Other corporate obligations	961	447	366	104	44
Long-term debt*(3)	4,494	2	760	1,007	2,725
Interest payment on long-term debt	1,451	169	267	251	764
Insurance*	691	284	187	104	116
Retiree health*	351	11	27	34	279
Closed location obligations*	123	29	34	21	39
Capital lease obligations *(1)	170	7	14	12	137
Other long-term liabilities reflected on the balance sheet*(4)	1,209	83	244	273	609
Total	$46,742	$5,207	$6,863	$6,460	$28,212

* Recorded on balance sheet.

(1)
Amounts for operating leases and capital leases do not include certain operating expenses under these leases such as common area maintenance, insurance and real estate taxes.  These expenses for the Company's most recent fiscal year were $419 million.

(2)	Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including open purchase orders.
(3)	Total long-term debt on the Consolidated Condensed Balance Sheet includes a $21 million fair market value adjustment and $7 million of unamortized discount.
(4)
Includes $155 million ($109 million in 1-3 years, $36 million in 3-5 years and $10 million over 5 years) of unrecognized tax benefits recorded under Accounting Standards Codification Topic 740, Income Taxes.

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

In connection with the Alliance Boots Purchase and Option Agreement dated June 18, 2012, we have the right, but not the obligation, to purchase the remaining 55% interest in Alliance Boots GmbH at any time during the period beginning February 2, 2015, and ending August 2, 2015.  If we exercise this call option, we would, subject to the terms and conditions of such agreement, be obligated to make a cash payment of £3.1 billion (equivalent to approximately $4.7 billion based on exchange rates as of May 31, 2013) and issue approximately 144.3 million shares of our common stock, with the amount and form of such consideration being subject to adjustment in certain circumstances including if the volume weighted average price of our common stock is below $31.18 per share during a period shortly before the closing of the second step transaction.  We also would assume the then-outstanding debt of Alliance Boots GmbH upon the closing of the second step transaction.  In the event that we do not exercise the option, or we exercise the call option but the second step transaction does not close, under certain circumstances, our ownership of Alliance Boots GmbH will reduce from 45% to 42% in exchange for nominal consideration to Walgreens.

In addition, pursuant to our arrangements with AmerisourceBergen and Alliance Boots, we and Alliance Boots have the right, but not the obligation, to purchase a minority equity position in AmerisourceBergen over time, including pursuant to open market purchases and warrants to acquire AmerisourceBergen common stock.   If we elect to exercise the two warrants issued by AmerisourceBergen in full, Walgreens would, subject to the terms and conditions of such warrants, be required to make a cash payment of approximately $584.4 million in connection with the exercise of the first warrant during a six-month period beginning in March 2016 and $595.8 million in connection with the exercise of the second warrant during a six-month period beginning in March 2017.  Similarly, if Alliance Boots elects to exercise the two warrants issued by AmerisourceBergen in full, Alliance Boots would, subject to the terms and conditions of such warrants, be required to pay AmerisourceBergen similar amounts upon the exercise of their warrants in 2016 and 2017.  Our and Alliance Boots ability to invest in equity in AmerisourceBergen above certain thresholds is subject to the receipt of regulatory approvals.  See "Liquidity and Capital Resources" above.

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

In May 2013, the Financial Accounting Standards Board (FASB) reissued an exposure draft on lease accounting that would require entities to recognize assets and liabilities arising from lease contracts on the balance sheet.  The proposed exposure draft states that lessees and lessors should apply a "right-of-use model" in accounting for all leases.  Under the proposed model, lessees would recognize an asset for the right to use the leased asset, and a liability for the obligation to make rental payments over the lease term.  When measuring the asset and liability, variable lease payments are excluded whereas renewal options that provide a significant economic incentive upon renewal would be included.  The accounting by a lessor would reflect its retained exposure to the risks or benefits of the underlying leased asset.  A lessor would recognize an asset representing its right to receive lease payments based on the expected term of the lease.  The lease expense from real estate based leases would continue to be recorded under a straight line approach, but other leases not related to real estate would be expensed using an effective interest method that would accelerate lease expense.  Comments are due by September 13, 2013. A final standard is currently expected to be issued in 2014 and would be effective no earlier than annual reporting periods beginning on January 1, 2017 (fiscal 2018 for the Company).  The proposed standard, as currently drafted, would have a material impact on the Company's financial position and the impact on the Company's reported results of operations is being evaluated.  The impact of this exposure draft is non-cash in nature and would not affect the Company's cash position.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report and other documents that we file or furnish with the Securities and Exchange Commission contain forward-looking statements that are based on current expectations, estimates, forecasts and projections about our future performance, our business, our beliefs and our management's assumptions. In addition, we, or others on our behalf, may make forward-looking statements in press releases or written statements, on the Company's website or in our communications and discussions with investors and analysts in the normal course of business through meetings, webcasts, phone calls, conference calls and other communications.  Statements that are not historical facts are forward-looking statements, including forward-looking information concerning our investment in Alliance Boots GmbH and the other arrangements and transactions contemplated by the Purchase and Option Agreement with Alliance Boots and their possible effects, our commercial agreement with AmerisourceBergen, the arrangements and transactions contemplated by our framework agreement with AmerisourceBergen and Alliance Boots and their possible effects, levels of business with Express Scripts customers, estimates of the impact of developments on our earnings and earnings per share, network participation, cough/cold and flu season, prescription volume, pharmacy sales trends, prescription margins, number and location of new store openings, vendor, payer and customer relationships and terms, possible new contracts or contract extensions, competition, economic and business conditions, outcomes of litigation and regulatory matters, the level of capital expenditures, industry trends, demographic trends, growth strategies, financial results, cost reduction initiatives, acquisition and joint venture synergies, competitive strengths and changes in legislation or regulations. Words such as "expect," "likely," "outlook," "forecast," "would," "could," "should," "can," "will," "project," "intend," "plan," "goal," "target", "continue," "sustain," "synergy," "on track," "believe," "seek," "estimate," "anticipate," "may," "possible," "assume," variations of such words and similar expressions are intended to identify such forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that could cause actual results to vary materially from those indicated, including, but not limited to, those relating to the Purchase and Option Agreement and other agreements relating to our strategic partnership with Alliance Boots, the arrangements and transactions contemplated thereby and their possible effects, our commercial agreement with AmerisourceBergen, the arrangements and transactions contemplated by our framework agreement with AmerisourceBergen and Alliance Boots and their possible effects, the parties' ability to realize anticipated synergies and achieve anticipated financial results, the amount of costs, fees, expenses and charges incurred in connection with strategic transactions, the risks associated with transitions in supply arrangements and exclusive distribution relationships, the risks associated with international business operations, the risks associated with governance and control matters in minority investments, whether the option to acquire the remainder of the Alliance Boots equity interest will be exercised and the financial ramifications thereof, the risks associated with potential equity investments in AmerisourceBergen including whether the warrants to invest in AmerisourceBergen will be exercised and the financial ramifications thereof, changes in vendor, payer and customer relationships and terms, changes in network participation, levels of business with Express Scripts customers, the implementation, operation and growth of our customer loyalty program, changes in economic and market conditions generally or in the markets in which we or Alliance Boots participate, competition, risks associated with new business areas and activities, risks associated with acquisitions, joint ventures, strategic investments  and divestitures, the ability to realize anticipated results from capital expenditures and cost reduction initiatives, outcomes of legal and regulatory matters, and changes in legislation or regulations or interpretations thereof, and those described in Item 1A "Risk Factors"  in our Form 10-K for the fiscal year ended August 31, 2012 and in our Quarterly Report on Form 10-Q for the quarter ended February 28, 2013, and in other reports that we file or furnish with the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those indicated or anticipated by such forward-looking statements. Accordingly, you are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date they are initially made. Except to the extent required by law, we do not undertake, and expressly disclaim, any duty or obligation to update publicly any forward-looking statement after the date the statement is made, whether as a result of new information, future events, changes in assumptions or otherwise.

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

Information regarding our interest rate swap transactions is set forth in Note 8 to the Consolidated Financial Statements.  These financial instruments are sensitive to changes in interest rates.  On May 31, 2013, we had $2.4 billion in short and long-term debt obligations that had floating interest rates.  A one percentage point increase or decrease in interest rates would increase or decrease the annual interest expense we recognize and the cash we pay for interest expense by approximately $24 million.  In June 2013, we entered into a transaction to swap an additional $250 million of our 5.250% fixed rate notes to a floating interest rate based on the six-month LIBOR in arrears plus a constant spread.  After this transaction, $750 million of the $1.0 billion fixed rate notes have been swapped to floating interest rates.

In connection with our Purchase and Option Agreement with Alliance Boots and the transactions contemplated thereby, our exposure to foreign currency risks, primarily with respect to the British pound sterling, and to a lesser extent the Euro and certain other foreign currencies, is expected to increase.  We are exposed to the translation of foreign currency earnings to the U.S. dollar as a result of our 45% interest in Alliance Boots GmbH, which we account for using the equity method of accounting on a three month lag.  Foreign currency forward contracts and other derivative instruments may be used from time to time in some instances to hedge in full or in part certain risks relating to foreign currency denominated assets and liabilities, intercompany transactions, and in connection with acquisitions, joint ventures or investments outside the United States.  As of May 31, 2013, August 31, 2012 and May 31, 2012, we did not have any outstanding foreign exchange derivative instruments.

Changes in AmerisourceBergen common stock price and equity volatility may have a significant impact on the value of the warrants to acquire AmerisourceBergen common stock described in Note 8 to our unaudited consolidated condensed financial statements.  As of  May 31, 2013, a one dollar change in AmerisourceBergen's common stock would, holding other factors constant, increase or decrease fair value of the Company's warrants by $13 million and a one percent change in AmerisourceBergen's equity volatility would, holding other factors constant, increase or decrease fair value of the Company's warrants by $7 million.

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

Changes in Internal Control over Financial Reporting

In connection with the evaluation pursuant to Exchange Act Rule 13a-15(d) of the Company's internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) by the Company's management, including its CEO and CFO, no changes during the quarter ended May 31, 2013 were identified that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

The information in response to this item is incorporated herein by reference to Note 10 and Note 17 of the Consolidated Condensed Financial Statements of this Quarterly Report.

Item 1A.   Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A "Risk Factors" in our Annual Report on Form 10-K for the year ended August 31, 2012, as amended and supplemented by the factors discussed in Part II, Item 1A "Risk Factors" in our Quarterly Report on Form 10-Q for the quarter ended February 28, 2013, which could materially affect our business, financial condition or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)
The following table provides information about purchases by the Company during the quarter ended May 31, 2013 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act. Subject to applicable law, share purchases may be made in open market transactions, privately negotiated transactions, or pursuant to instruments and plans complying with Rule 10b5-1.

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Program (2)
3/1/2013 - 3/31/2013	2,000,000	$42.44	-	$425,062,173
4/1/2013 - 4/30/2013	3,500,000	48.41	-	$425,062,173
5/1/2013 -5/31/2013	3,797,490	49.25	-	$425,062,173
Total	9,297,490		-

(1)
The Company purchased 9,297,490 shares of its common stock in open-market transactions to satisfy the requirements of the Company's employee stock purchase and option plans, as well as the Company's Nonemployee Director Stock Plan.

(2)
On July 13, 2011, the Board of Directors approved a share repurchase program (2012 repurchase program) that allows for the repurchase of up to $2.0 billion of the Company's common stock prior to its expiration on December 31, 2015.  The total remaining authorization under the 2012 repurchase program was $425 million as of May 31, 2013.

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
Incorporated by reference to Exhibit 10.1 to Walgreen Co.'s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on March 20, 2013.

10.2	Shareholders Agreement, dated as of March 18, 2013, by and among Walgreen Co., Alliance Boots GmbH and AmerisourceBergen Corporation.	Incorporated by reference to Exhibit 10.2 to Walgreen Co.'s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on March 20, 2013.

10.3
Transaction Rights Agreement, dated as of March 18, 2013, by and among the Walgreen Co., Walgreens Pharmacy Strategies, LLC, Alliance Boots GmbH, Alliance Boots Luxembourg S.à r.l., and WAB Holdings LLC.
Incorporated by reference to Exhibit 10.3 to Walgreen Co.'s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on March 20, 2013.

10.4	Limited Liability Company Agreement of WAB Holdings LLC, dated as of March 18, 2013, by and between Walgreens Pharmacy Strategies, LLC and Alliance Boots Luxembourg S.à r.l.	Incorporated by reference to Exhibit 10.4 to Walgreen Co.'s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on March 20, 2013.

12	Computation of Ratio of Earnings to Fixed Charges.	Filed herewith.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.	Furnished herewith.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.	Furnished herewith.

101
The following financial statements and footnotes from the Walgreen Co. Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Condensed Balance Sheets; (ii) Consolidated Condensed Statement of Comprehensive Income; (iii) Consolidated Condensed Statement of Cash Flows; and (iv) the Notes to Consolidated Condensed Financial Statements.
Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WALGREEN CO.
(Registrant)

Dated: 6/27/13	/s/ W.D. Miquelon
Wade D. Miquelon
Executive Vice President, Chief Financial Officer and President, International
(Chief Financial Officer)

Dated: 6/27/13	/s/ T. J. Heidloff
Theodore J. Heidloff
Divisional Vice President, Accounting and Controller (Principal Accounting Officer)