Form 10-K
period 2013-08-31
WALGREEN CO
filed 2013-10-21
CIK 104207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 31, 2013
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
The NASDAQ Stock Market LLC
Chicago Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:    None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.      Yes ☒  No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes ☐  No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☒                                                                                                  Accelerated filer ☐
Non-accelerated filer ☐                                                                                                  Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
As of February 28, 2013, the aggregate market value of Walgreen Co. common stock held by non-affiliates (based upon the closing transaction price on the New York Stock Exchange on February 28, 2013) was approximately $35.8 billion. As of August 31, 2013, there were 946,595,578 shares of Walgreen Co. common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Annual Report to Shareholders for the year ended August 31, 2013, to the extent stated in this Form 10-K, are incorporated by reference into Parts I, II and IV of this Form 10-K. Portions of the registrant's Proxy Statement for its Annual Meeting of Shareholders planned to be held January 8, 2014, are incorporated by reference into Part III of this Form 10-K as indicated herein.

TABLE OF CONTENTS

Part I

Item 1.	Business
Item 1A.	Risk Factors
Item 1B.	Unresolved Staff Comments
Item 2.	Properties
Item 3.	Legal Proceedings
Item 4.	Mine Safety Disclosures
Executive Officers of the Registrant

Part II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Item 6.	Selected Financial Data
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 7A.	Qualitative and Quantitative Disclosures about Market Risk
Item 8.	Financial Statements and Supplementary Data
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A.	Controls and Procedures
Item 9B.	Other Information

Part III

Item 10.	Directors, Executive Officers and Corporate Governance
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13.	Certain Relationships and Related Transactions and Director Independence
Item 14.	Principal Accounting Fees and Services

Part IV

Item 15.	Exhibits and Financial Statement Schedules

PART I

References in this Form 10-K to "Walgreens," the "Company," "we," "us" or "our" refer to Walgreen Co. and its subsidiaries included in the consolidated financial statements and do not include unconsolidated partially-owned entities, such as Alliance Boots GmbH (Alliance Boots), of which we own 45% of the outstanding share capital, except as otherwise indicated or the context otherwise requires. Our fiscal year ends on August 31, and references herein to "fiscal 2013" refer to our fiscal year ended August 31, 2013.

Overview

Walgreen Co., together with its subsidiaries, operates the largest drugstore chain in the United States with net sales of $72.2 billion in the fiscal year ended August 31, 2013. We provide our customers with convenient, omni-channel access to consumer goods and services, pharmacy, and health and wellness services in communities across America. We offer our products and services through drugstores, as well as through mail, by telephone and online.

We sell prescription and non-prescription drugs as well as general merchandise, including household items, convenience and fresh foods, personal care, beauty care, photofinishing and candy. Our pharmacy, health and wellness services include retail, specialty, infusion and respiratory services, mail service, convenient care clinics and worksite health and wellness centers. These services help improve health outcomes for patients and manage costs for payers including employers, managed care organizations, health systems, pharmacy benefit managers and the public sector. Our Take Care Health Systems subsidiary is a manager of worksite health and wellness centers and in-store convenient care clinics (Healthcare Clinic), with more than 700 locations throughout the United States.

Since August 2, 2012, we have held a 45% investment interest in Alliance Boots GmbH (Alliance Boots), a leading international pharmacy-led health and beauty group, which we account for using the equity method of accounting. Alliance Boots delivers a range of products and services to customers including pharmacy-led health and beauty retailing and pharmaceutical wholesaling and distribution. We also have the right, but not the obligation, to acquire the remaining 55% interest in Alliance Boots at any time during the period beginning February 2, 2015 and ending on August 2, 2015, as described under "Business Development" below.

Walgreen Co. was incorporated as an Illinois corporation in 1909 as a successor to a business founded in 1901. Our principal executive offices are located at 108 Wilmot Road, Deerfield, Illinois 60015. The Company is principally in the retail drugstore business and its operations are within one reportable segment.

Business Development

As of August 31, 2013, Walgreens operated 8,582 locations in 50 states, the District of Columbia, Guam and Puerto Rico. In 2013, the Company opened or acquired 350 locations for a net increase of 197 locations after relocations and closings. The USA Drug acquisition contributed 141 locations (70 net). Total locations do not include 398 Healthcare Clinics (formerly Take Care Clinics) that are operated primarily within our Walgreens locations or locations of unconsolidated partially owned entities such as Alliance Boots.

	Number of Locations
Location Type	2013	2012	2011
Drugstores	8,116	7,930	7,761
Worksite Health and Wellness Centers	371	366	355
Infusion and Respiratory Services Facilities	82	76	83
Specialty Pharmacies	11	11	9
Mail Service Facilities	2	2	2
Total	8,582	8,385	8,210

Walgreens goal is to provide the most convenient omni-channel access to consumer goods and services, and pharmacy, health and wellness services through our 8,116 community based drugstores, as well as through our specialty pharmacy, home infusion and respiratory services, worksite health and wellness centers and retail clinic businesses. As of August 2013, approximately 75% of the United States population lived within five miles of a Walgreens and an average of 6.2 million shoppers visited our stores daily in fiscal 2013. In addition to store traffic, our websites, including Walgreens.com and drugstore.com, received an average of approximately 54.3 million visits per month in fiscal 2013. Integrated with our e-commerce platform, the Walgreens mobile application allows shoppers to refill prescriptions through scan technology, receive text messages alerting when a refill is due and other front-end functionality of our photo features and shopping features. In fiscal 2013, customers uploaded 33 million photos to Walgreens.com and received over 106 million text message alerts.  Designed to reward our most valuable customers and encourage shopping in stores and online, in September 2012 we launched our loyalty program, Balance® Rewards, where customers earn points for purchasing select merchandise and are eligible to receive special pricing on select products when shopping with a rewards card.  Customers have the ability to instantly redeem rewards at our stores or through Walgreens.com. We had 83 million Balance® Rewards members as of August 31, 2013.

We seek to grow pharmacy, front-end and online market share through new store growth, comparable store sales increases, pharmacy prescription file purchases and strategic acquisitions. When evaluating strategic acquisitions and investment opportunities that meet our long-term growth objectives, consideration is given to retail, health and well-being enterprises and other acquisitions and investments that provide unique opportunities and fit our business objectives. In fiscal 2013, we acquired Stephen L. LaFrance Holdings, Inc. (USA Drug), which included 141 drugstore locations operating under the USA Drug, Super D Drug, May's Drug, Med-X and Drug Warehouse names. Additionally, the Company acquired an 80% interest in Cystic Fibrosis Foundation Pharmacy LLC, an investment which provides joint ownership in a specialty pharmacy for cystic fibrosis patients and their families and a provider of new product launch support and call center services for drug manufacturers.  Significant acquisitions in the prior year included assets of BioScrip Inc.'s (BioScrip) community specialty pharmacies, centralized specialty and mail services pharmacy business and Crescent Pharmacy Holdings, LLC (Crescent).  In September 2013, we entered into an agreement to acquire certain assets of Kerr Drug. The acquisition includes 76 retail drugstores, as well as a specialty pharmacy business and a distribution center all based in North Carolina. The transaction is subject to satisfaction of regulatory requirements and other conditions, and is expected to close in calendar 2013.

In August 2012, we acquired a 45% equity interest in Alliance Boots and a call option that provides Walgreens the right, but not the obligation, to elect to purchase the remaining 55% over a six month period beginning February 2, 2015 in exchange for £3.133 billion in cash, payable in British pounds Sterling, and 144,333,468 shares of Walgreens common stock, subject to certain specified adjustments (the "second step transaction"). If Walgreens exercises the call option, in certain limited circumstances, Walgreens may be required to make the entire second step transaction payment in cash. In addition, in certain specified cases, if Walgreens does not exercise the call option, or Walgreens has exercised the call option but the second step transaction does not close, Walgreens may be required to return to the sellers a 3% interest in Alliance Boots in exchange for a nominal amount. Additional information regarding our investment in Alliance Boots is available in our Current Reports on Form 8-K filed on June 19, 2012 and August 6, 2012 (as amended by the Form 8-K/A filed on September 10, 2012). The amendment to our August 6, 2012 Form 8-K filed on September 10, 2012, includes as exhibits thereto Alliance Boots audited consolidated financial statements for the years ended March 31, 2012, 2011 and 2010 (prepared in accordance with International Financial Reporting Standards as issued by the International Accounting Standards Board (IFRS) and audited in accordance with auditing standards generally accepted in the United States) and unaudited pro forma consolidated financial information related to our 45% investment in Alliance Boots. Alliance Boots audited consolidated financial statements for the years ended March 31, 2013 and 2012 (prepared in accordance with IFRS and audited in accordance with auditing standards generally accepted in the United States) are available on our Form 8-K filed on May 15, 2013.

Walgreens equity earnings, initial investment and the call option exclude the Alliance Boots minority interest in Galenica Ltd. (Galenica). The Alliance Boots investment in Galenica was distributed to the Alliance Boots shareholders other than Walgreens during May 2013, which had no impact to the Company. We account for our 45% investment in Alliance Boots using the equity method of accounting. Investments accounted for under the equity method are recorded initially at cost and subsequently adjusted for our share of the net income or loss and cash contributions and distributions to or from these entities. Net income reported by Alliance Boots is translated from British pounds Sterling at the average rate for the period. We utilize a three-month lag in reporting equity income from our investment in Alliance Boots, reported as equity earnings in Alliance Boots on the Consolidated Statements of Comprehensive Income. The investment is recorded as Equity investment in Alliance Boots in the Consolidated Balance Sheets. See "Description of Business-Overview of Alliance Boots" below for additional information.

On March 19, 2013, the Company, Alliance Boots and AmerisourceBergen Corporation (AmerisourceBergen) announced various agreements and arrangements, including a ten-year pharmaceutical distribution agreement between the Company and AmerisourceBergen pursuant to which the Company will source branded and generic pharmaceutical products from AmerisourceBergen; an agreement which provides AmerisourceBergen the ability to access generics and related pharmaceutical products through Walgreens Boots Alliance Development GmbH, a global sourcing joint venture between the Company and Alliance Boots; and agreements and arrangements pursuant to which the Company and Alliance Boots together have the right, but not the obligation, to purchase a minority equity position in AmerisourceBergen and gain associated representation on AmerisourceBergen's board of directors in certain circumstances. The distribution agreement resulted in the distribution by AmerisourceBergen of branded pharmaceutical products that Walgreens historically had sourced from distributors and suppliers, effective September 1, 2013.  Over time, beginning in calendar year 2014, distribution by AmerisourceBergen for the Company is expected to increasingly include generic pharmaceutical products that the Company currently self-distributes.

We utilize our extensive retail network as a channel to provide affordable quality health and wellness services to our customers and patients, as illustrated by our ability to play a significant role in providing flu vaccines and other immunizations. We market our products and services to employers, governments, managed care organizations and pharmacy benefit managers, expanding beyond our traditional retail consumer model to contract directly with our payers. Through our more than 75,000 health care providers including pharmacists, pharmacy technicians, nurse practitioners and other health related professionals, Walgreens expects to continue to play a growing role in government and employer efforts to control escalating health care costs.

Prescription sales continued to be a large portion of the Company's business. In fiscal 2013, prescriptions accounted for 62.9% of sales compared to 63.2% in fiscal 2012. Third party sales, where reimbursement is received from managed care organizations, government and private insurance, were 95.8% of fiscal 2013 prescription sales consistent with 95.6% in fiscal 2012. Overall, Walgreens filled approximately 683 million prescriptions in fiscal 2013, an increase of 19 million from fiscal 2012. Adjusted to 30-day equivalents, prescriptions filled were 821 million in fiscal 2013, 784 million in fiscal 2012 and 819 million in fiscal 2011. Walgreens accounted for 19.1% of the U.S. retail prescription drug market in fiscal 2013 compared to 18.7% and 20.0% in fiscal 2012 and 2011, respectively. Walgreens expects the aging population and the continued development of innovative drugs that improve quality of life and control health care costs will continue to drive demand for prescription drugs.

During fiscal 2013, the Company added $1.2 billion to property and equipment, which included approximately $0.9 billion related to stores and $0.3 billion for information technology and other locations. The Company implemented new point-of-sale store technology chain wide in fiscal 2012 in preparation for the loyalty program that launched in September 2012. Capital expenditures for fiscal 2014 are currently expected to be $1.4 billion, excluding acquisitions and prescription file purchases, although the actual amount may vary depending upon a variety of factors, including, among other things, the timing of implementation of certain capital projects. We completed our three-year plan to refresh approximately 5,000 stores through our "customer-centric retailing" initiative in fiscal 2012. As of August 31, 2013, we had opened or converted stores with our pilot "Well Experience" store format in over 500 locations, including a market-wide transformation in the Indianapolis area and new flagship stores in select markets including Boston, Chicago, Los Angeles, New York City, San Francisco, Washington, D.C., Las Vegas and Puerto Rico.

We plan to continue pursuing our goal to become a global leader in pharmacy, health and well-being solutions and the first choice for health and daily living in communities we serve, all designed to help our customers get, stay and live well. Our strategies are designed to further transform our traditional drugstore into a "retail health and daily living" store, creating community-centric healthcare integration with expanded pharmacy, health and wellness solutions. We seek to continue to deliver an outstanding customer experience through enhanced employee engagement and to expand our product and service offerings across new channels and markets where, in addition to our stores, customers and patients can utilize our health system pharmacies, worksite clinics, Walgreens.com, mobile applications and social media sites.

Description of Business

Principal products produced and services rendered

The Company's drugstores are engaged in the retail sale of prescription and non-prescription drugs and general merchandise. General merchandise includes, among other things, household items, convenience and fresh foods, personal care, beauty care, photofinishing and candy.  Prescription drugs represent the Company's largest product class, followed by general merchandise and non-prescription drugs.  In fiscal 2013, fiscal 2012 and fiscal 2011, prescription drugs represented 63%, 63% and 65% of total sales, respectively, general merchandise represented 27%, 25% and 25% of total sales, respectively, and non-prescription drugs represented 10%, 12% and 10% of total sales, respectively.  Walgreens offers customers the choice to have prescriptions filled at the drugstore, as well as through the mail, and customers may also place orders by phone or online including through our mobile application.

We offer pharmacy, health and wellness solutions which include retail, specialty pharmacy, infusion and respiratory services, mail service, convenient care clinics and worksite clinics. Our drugstores sell prescription and non-prescription drugs and our pharmacists also provide drug consultations and administer flu vaccines and other immunizations. Our integrated network of pharmacies allows easy access for customers to fill their prescriptions at any of our drugstores. In addition, our stores sell branded and private brand general merchandise.  Take Care Health Systems, a wholly owned subsidiary, manages the Healthcare Clinics (formerly Take Care Clinics) at select Walgreens throughout the country.  Patient care at each of the Healthcare Clinics is provided by independently owned state professional corporations doing business as Take Care Health Services.  Additionally, Take Care Employer Solutions, a wholly owned subsidiary, manages primary care, health and wellness, occupational health, and fitness centers at large employer campuses.  These centers each provide medical services through an independent professional corporation, allowing employees and families to enjoy the full benefits of a dedicated physician or other licensed healthcare professional in a convenient worksite setting.  Nurse practitioners and physician assistants treat patients and are licensed to write prescriptions that can be filled at the patient's pharmacy of choice and to administer immunizations and other vaccines.

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

Many customers choose to have their prescriptions refilled through our mail service which allows customers to submit prescription refill requests online, over the phone or through e-prescribing. Our advanced pharmacy system offers pharmacists easy access to patient prescription records, which allows access to refills and emergency supplies at any of our pharmacies, eases prescription transfers, and enables any Walgreens pharmacist to provide ongoing treatment consultation.

Customers also have access to our ecommerce solutions, which, through the walgreens.com and drugstore.com websites, including beauty.com and visiondirect.com, offer certain products available only online as well as most products available in Walgreens drugstores. Our mobile applications also allow customers to refill prescriptions through their mobile device, download weekly promotions and find the nearest Walgreens drugstore in addition to other features that are designed to enhance the user's experience.

Sources and availability of raw materials

Inventories are purchased from numerous domestic and foreign suppliers. We do not believe that the loss of any one supplier or group of suppliers under common control would have a material adverse effect on the Company's business.

Intellectual Property and Licenses

We market products and services under various trademarks, trade dress and trade names and rely on a combination of patent, copyright, trademark, service mark, and trade secret laws, as well as contractual restrictions to establish and protect our proprietary rights. We own numerous domain names, hold over 75 patents, have registered numerous trademarks, and have filed applications for the registration of a number of our other trademarks and service marks in various jurisdictions. We hold assorted business licenses (such as pharmacy, occupational, liquor and cigarette) having various lives within multiple legal jurisdictions, which are necessary for the normal operation of our business.

Seasonal variations in business

Our business is seasonal in nature, with the second fiscal quarter generating a higher proportion of front-end sales and earnings than other periods. Both prescription and non-prescription drug sales are affected by the timing and severity of the cough, cold and flu season. See the caption "Summary of Quarterly Results (Unaudited)" on page 45 of the Annual Report to Shareholders for the year ended August 31, 2013 (2013 Annual Report), which section is incorporated herein by reference.

Working capital practices

The Company generally finances its inventory and expansion needs with internally generated funds. See "Management's Discussion and Analysis of Results of Operations and Financial Condition" on pages 20 through 27 of the 2013 Annual Report, which section is incorporated herein by reference.

Customers

The Company sells to numerous customers including various managed care organizations within both the private and public sectors. No customer accounted for ten percent or more of the Company's consolidated net sales in fiscal 2013.

Government contracts

The Company fills prescriptions for many state Medicaid public assistance plans. Revenues from all such plans were approximately 5.2% of total sales in fiscal 2013.

Regulation

Our business is subject to federal, state and local laws, regulations, and administrative practices concerning the provision of and payment for health care services, including, without limitation:  federal, state and local licensure and registration requirements concerning the operation of pharmacies and the practice of pharmacy; Medicare, Medicaid and other publicly financed health benefit plan regulations prohibiting kickbacks, beneficiary inducement and the submission of false claims; the Health Insurance Portability and Accountability Act (HIPAA); the Patient Protection and Affordable Care Act (ACA); regulations of the U.S. Food and Drug Administration, the U.S. Federal Trade Commission, the U.S. Drug Enforcement Administration and the U.S. Consumer Product Safety Commission, as well as regulations promulgated by comparable state agencies concerning the sale, advertisement and promotion of the products we sell.  The Corporate Integrity Agreement (CIA) by and between the Company and the Office of Inspector General of the United States Department of Health and Human Services effective June 2, 2008, expired on June 2, 2013.  The Company is in the process of completing final reporting obligations specified in the CIA.

We are also governed by federal and state laws of general applicability, including laws regulating matters of working conditions, health and safety and equal employment opportunity. In connection with the operation of our stores, distribution centers and other sites, we are subject to laws and regulations relating to the protection of the environment and health and safety matters, including those governing exposure to, and the management and disposal of, hazardous substances. Federal, state and local environmental protection requirements did not have a material effect upon capital expenditures, earnings or the competitive position of the Company in fiscal 2013. In addition, as we increase our activities in markets outside the United States, we are, and expect to be, subject to an increasing number of foreign laws and regulations, including retail and wholesale pharmacy, licensing, tax, foreign trade, intellectual property, privacy and data protection, currency, political and other business restrictions and requirements and local laws and regulations.

Competitive conditions

The drugstore industry is highly competitive. As a leader in the retail drug industry and as a retailer of general merchandise, Walgreens competes with various retailers, including chain and independent drugstores, mail order prescription providers, grocery stores, convenience stores, mass merchants, online pharmacies and retailers, warehouse clubs, dollar stores and other discount merchandisers. The Company competes primarily on the basis of service, convenience, variety and price. The Company's geographic dispersion helps offset the impact of temporary, localized economic and competitive conditions in individual markets. The number and location of the Company's drugstores appears under Item 2 – "Properties" in this Form 10-K.

Employees

At August 31, 2013, the Company employed approximately 248,000 persons, approximately 75,000 of whom were part-time employees working less than 30 hours per week. The foregoing does not include employees of unconsolidated partially owned entities, such as Alliance Boots GmbH, of which we own 45%.

Research and Development

The Company does not engage in any material research and development activities.

Overview of Alliance Boots
Walgreens has owned a 45% equity interest in Alliance Boots GmbH since August 2, 2012 and has a call option to acquire the remaining 55% equity interest during the six-month period beginning February 2, 2015 as described above. We account for our 45% investment in Alliance Boots using the equity method of accounting on a three-month lag basis. Accordingly, because of the three-month lag and the timing of the closing of this investment on August 2, 2012, our financial statements for the fiscal year ended August 31, 2013 reflect 12 months of the dilutive effect of the incremental shares and interest expense associated with our Alliance Boots investment, but only 10 months (August 2012 through May 2013) of Alliance Boots results, reported as Equity earnings in Alliance Boots.

Alliance Boots is a leading international, pharmacy-led health and beauty retailing and pharmaceutical wholesaling and distribution business. As of March 31, 2013, its fiscal year end, Alliance Boots had, together with its associates and joint ventures, pharmacy-led health and beauty retail businesses in nine countries and operated more than 3,100 health and beauty retail stores, of which over 3,000 had a pharmacy. In addition, Alliance Boots had approximately 605 optical practices in the United Kingdom, approximately 190 of which operated on a franchise basis, and, through an associate investment, approximately 390 hearingcare practices, mainly operating as Boots hearingcare, in the United Kingdom. Its pharmaceutical wholesale businesses, together with its associates and joint ventures, supplied medicines, other healthcare products and related services to more than 170,000 pharmacies, doctors, health centers and hospitals from over 370 distribution centers in 20 countries.   Figures regarding Alliance Boots business activities are as of March 31, 2013, and include associates and joint ventures other than Galenica (which was excluded from the Company's investment in Alliance Boots and ceased to be an associate of Alliance Boots in May 2013).

Pharmacy-led Health and Beauty Retailing.  Alliance Boots is a market leader in the pharmacy industry with stores located in the United Kingdom, Norway, the Republic of Ireland, The Netherlands, Thailand and Lithuania and through its associates and joint ventures in China, Italy and Croatia. In addition, as of March 31, 2013, there were approximately 75 Boots branded stores operated in the Middle East on a franchised basis. Alliance Boots seeks to locate its stores in convenient locations and to put the pharmacist at the heart of healthcare. Alliance Boots pharmacists are well placed to provide a significant role in the provision of healthcare services, working closely with other primary healthcare providers in the communities they serve.  Alliance Boots principal retail brand in the Health & Beauty Division is Boots, which Alliance Boots trades under in the United Kingdom, Norway, the Republic of Ireland, The Netherlands and Thailand. The Boots offering is differentiated from that of competitors due to the product brands that Alliance Boots owns and the "only at Boots" exclusive products.

Pharmaceutical Wholesaling and Distribution.  Alliance Boots pharmaceutical wholesaling and distribution businesses seek to provide high core service levels to pharmacists in terms of frequency of delivery, product availability, delivery accuracy, timeliness and reliability at competitive prices. Alliance Boots also offers its customers added value services that help pharmacists develop their own businesses.  This includes membership in Alphega Pharmacy, Alliance Boots network for independent pharmacies, which had a membership of over 4,700 pharmacies in six countries as of March 31, 2013, and vivesco, a pharmacy network in Germany with approximately 1,100 members.  In addition to the wholesale of medicines and other healthcare products, Alliance Boots provides services to pharmaceutical manufacturers who are increasingly seeking to gain greater control over their product distribution while at the same time outsourcing non-core activities. These services include pre-wholesale and contract logistics, direct deliveries to pharmacies, and specialized medicine delivery including related home healthcare.

Product Brands.   In its Health & Beauty Division, Alliance Boots has product brands such as No7, Soltan and Botanics, together with newer brands launched in recent years, such as Boots Pharmaceuticals and Boots Laboratories. Alliance Boots is seeking to continue to internationalize its key product brands, selling them to independent pharmacies, retail partners and distributors, and on owned internet shopping sites in countries where Alliance Boots does not have a retail presence. In the United States, Alliance Boots is developing a program to sell Boots product brands in Walgreens drugstores and in Asia, it is working collaboratively with Dairy Farm Inc. to sell Boots product brands in their retail stores, starting with Mannings health and beauty stores in Hong Kong. In Europe, its Boots Laboratories line of products is sold by independent pharmacies in five countries as of March 31, 2013.  In addition, Alliance Boots has partnerships with a select number of third party brand owners to sell their products in Boots stores on an exclusive basis, sharing in the future brand equity. Alliance Boots also continues to manufacture a significant proportion of its most popular own brand and exclusive products. Through its Pharmaceutical Wholesale Division and several of its associates, Alliance Boots currently sells Almus, its line of generic medicines, in five countries and Alvita, its line of patient care products, in six countries.

Financial Information about Foreign and Domestic Operations and Export Sales

All Company sales during the last three fiscal years occurred within the United States, Puerto Rico and Guam. There were no export sales. We account for our 45% investment in Alliance Boots, described under "Overview of Alliance Boots" above, using the equity method of accounting on a three-month lag basis, as described in Note 5 to the Company's Consolidated Financial Statements in Item 8 of this Form 10-K. As a result, no Alliance Boots sales are included in the net sales reported by the Company in its consolidated financial statements.

Investments accounted for under the equity method are recorded initially at cost and subsequently adjusted for the Company's share of the net income or loss and cash contributions and distributions to or from these entities. The Company's investment in Alliance Boots and the related call option were recorded as assets with a $7.1 billion aggregate value on the Company's August 31, 2013 balance sheet, which represented 30.1% of the Company's long-lived assets as of that date. Because the Company's investment in Alliance Boots is denominated in a foreign currency (British pounds Sterling), translation gains or losses impact the value of the investment.  See Note 5 to the Company's Consolidated Financial Statements in Item 8 of this Form 10-K for additional information.

Available information

We file with the Securities and Exchange Commission (SEC) our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports, proxy statements and registration statements. You may read and copy any material we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. You may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains a website at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers, including us, that file electronically. We make available free of charge on or through our website at investor.walgreens.com our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we file or furnish them to the SEC. The contents of the Company's website are not, however, a part of this report.

Cautionary Note Regarding Forward Looking Statements

This report and other documents that we file or furnish with the Securities and Exchange Commission contain forward-looking statements that are based on current expectations, estimates, forecasts and projections about our future performance, our business, our beliefs and our management's assumptions. In addition, we, or others on our behalf, may make forward-looking statements in press releases or written statements, on the Company's website or in our communications and discussions with investors and analysts in the normal course of business through meetings, webcasts, phone calls, conference calls and other communications.  Some of such forward-looking statements may be based on certain data and forecasts relating to our business and industry that we have obtained from internal surveys, market research, publicly available information and industry publications.  Industry publications, surveys and market research generally state that the information they provide has been obtained from sources believed to be reliable, but that the accuracy and completeness of such information is not guaranteed.  Statements that are not historical facts are forward-looking statements, including, without limitation, statements regarding our future financial and operating performance, as well as forward-looking information concerning our investment in Alliance Boots GmbH and the other arrangements and transactions contemplated by the Purchase and Option Agreement with Alliance Boots and their possible effects, our commercial agreement with AmerisourceBergen, the arrangements and transactions contemplated by our framework agreement with AmerisourceBergen and Alliance Boots and their possible effects, levels of business with Express Scripts customers, estimates of the impact of developments on our earnings, earnings per share and other financial metrics, network participation, cough/cold and flu season, prescription volume, pharmacy sales trends, prescription margins, number and location of new store openings, vendor, payer and customer relationships and terms, possible new contracts or contract extensions, competition, economic and business conditions, outcomes of litigation and regulatory matters, the level of capital expenditures, industry trends, demographic trends, growth strategies, financial results, cost reduction initiatives, acquisition and joint venture synergies, competitive strengths and changes in legislation or regulations. Words such as "expect," "likely," "outlook," "forecast," "would," "could," "should," "can," "will," "project," "intend," "plan," "goal," "target," "continue," "sustain," "synergy," "on track," "believe," "seek," "estimate," "anticipate," "may," "possible," "assume," variations of such words and similar expressions are intended to identify such forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that could cause actual results to vary materially from those indicated, including, but not limited to, those relating to the Purchase and Option Agreement and other agreements relating to our strategic partnership with Alliance Boots, the arrangements and transactions contemplated thereby and their possible effects, our commercial agreement with AmerisourceBergen, the arrangements and transactions contemplated by our framework agreement with AmerisourceBergen and Alliance Boots and their possible effects, the occurrence of any event, change or other circumstance that could give rise to the termination, cross-termination or modification of any of the transaction documents, the parties' ability to realize anticipated synergies and achieve anticipated financial results, the amount of costs, fees, expenses and charges incurred in connection with strategic transactions, the risks associated with transitions in supply arrangements, the risks associated with international business operations, the risks associated with governance and control matters in minority investments, whether the option to acquire the remainder of the Alliance Boots equity interest will be exercised and the financial ramifications thereof, the risks associated with potential equity investments in AmerisourceBergen including whether the warrants to invest in AmerisourceBergen will be exercised and the financial ramifications thereof, changes in vendor, payer and customer relationships and terms, changes in network participation, levels of business with Express Scripts customers, the implementation, operation and growth of our customer loyalty program, changes in economic and business conditions generally or in the markets in which we or Alliance Boots participate, competition, risks associated with new business areas and activities, risks associated with acquisitions, joint ventures, strategic investments  and divestitures, the ability to realize anticipated results from capital expenditures and cost reduction initiatives, outcomes of legal and regulatory matters, and changes in legislation or regulations or interpretations thereof, and those described in Item 1A "Risk Factors" below and in other reports that we file or furnish with the Securities and Exchange Commission.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those indicated or anticipated by such forward-looking statements. Accordingly, you are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date they are made. Except to the extent required by law, we do not undertake, and expressly disclaim, any duty or obligation to update publicly any forward-looking statement after the date the statement is made, whether as a result of new information, future events, changes in assumptions or otherwise.

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

We derive a significant portion of our sales from prescription drug sales reimbursed through prescription drug plans administered by pharmacy benefit management (PBM) companies.  PBM companies typically administer multiple prescription drug plans that expire at various times and provide for varying reimbursement rates.  There can be no assurance that we will continue to participate in any particular pharmacy benefit manager network in any particular future time period.   If our participation in the prescription drug programs administered by one or more of the large PBM companies is restricted or terminated, we expect that our sales would be adversely affected, at least in the short term.  If we are unable to replace any such lost sales, either through an increase in other sales or through a resumption of participation in those plans, our operating results may be materially adversely affected.  For example, we were not part of the pharmacy provider network of Express Scripts, Inc., one of the largest PBMs, for more than eight months in 2012, which led most patients in plans administered by Express Scripts that we formerly served to transition to a new pharmacy and caused us to lose significant sales and adversely affected our operating results.  When we exit a pharmacy provider network and later resume network participation, there can be no assurance that we will achieve any particular level of business on any particular pace.  In addition, in such circumstances we may incur increased marketing and other costs in connection with initiatives to regain former patients and attract new patients covered by in-network plans. When we exit a pharmacy provider network and later resume network participation, there also can be no assurance that all clients of the PBM sponsor of the network will choose to include us again in their pharmacy network initially or at all.  For example, after we agreed with Express Scripts to again become part of the broadest network of pharmacies available to Express Scripts clients as of September 15, 2012, the United States Department of Defense TRICARE program, an Express Scripts client, announced that Walgreens would continue to be designated as a non-network pharmacy provider for TRICARE beneficiaries.

Reductions in third party reimbursement levels, from private or government plans, for prescription drugs could reduce our margin on pharmacy sales and could have a significant adverse effect on our profitability.

The substantial majority of the prescriptions we fill are reimbursed by third party payers, including private and governmental payers. The continued efforts of health maintenance organizations, managed care organizations, pharmacy benefit management companies, government entities, and other third party payers to reduce prescription drug costs and pharmacy reimbursement rates, as well as litigation relating to how drugs are priced, may adversely impact our profitability. Plan changes with rate adjustments often occur in January and our reimbursement arrangements may provide for rate adjustments at prescribed intervals during their term.  In addition, some of these entities may offer pricing terms that we may not be willing to accept or otherwise restrict our participation in their networks of pharmacy providers.  Certain provisions of the Deficit Reduction Act of 2005 (the DRA) sought to reduce federal spending by altering the Medicaid reimbursement formula for multi-source (i.e., generic) drugs (AMP).  While those reductions did not go into effect, the ACA, which was signed into law on March 23, 2010, enacted a modified reimbursement formula for multi-source drugs.  The modified formula, when implemented, is expected to reduce Medicaid reimbursements, which could adversely affect our revenues and profits.  There have also been a number of other recent proposals and enactments by the Federal government and various states to reduce Medicare Part D and Medicaid reimbursement levels in response to budget deficits. We expect other similar proposals in the future.

Our profitability can be adversely affected by a decrease in the introduction of new brand name and generic prescription drugs.

Our sales and profit margins can be adversely affected by the introduction of new brand name and generic drugs.  New brand name drugs can result in increased drug utilization and associated sales revenues, while the introduction of lower priced generic alternatives typically result in relatively lower sales revenues, but higher gross profit margins.  Accordingly, a decrease in the number of significant new brand name drugs or generics successfully introduced could adversely affect our results of operations.

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

Walgreens and Alliance Boots entered into the Purchase and Option Agreement with the expectation that the transactions contemplated thereby would result in various benefits including, among other things, procurement cost savings and operating efficiencies, revenue synergies, innovation, sharing of best practices and a strengthened market position that may serve as a platform for future growth. The processes and initiatives needed to achieve these potential benefits are complex, costly and time-consuming, and we have not previously completed a transaction comparable in size or scope.  Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately at the present time.  Achieving the anticipated benefits of the Alliance Boots transaction is subject to a number of significant challenges and uncertainties, including, without limitation, whether unique corporate cultures will work collaboratively in an efficient and effective manner, the coordination of geographically separate organizations, the possibility of faulty assumptions underlying expectations regarding potential synergies and the integration process, unforeseen expenses or delays, and competitive factors in the marketplace.  In addition, there can be no assurance that we will decide to exercise the option to acquire the remaining 55% interest in Alliance Boots when we have the right to do so during a six-month period beginning February 2, 2015.  In the event that we do not exercise that option, under certain circumstances, our ownership interest in Alliance Boots would be reduced from 45% to 42% for nominal consideration to us. We could also encounter unforeseen transaction and integration-related costs or other circumstances such as unforeseen liabilities or other issues existing or arising with respect to the business of Alliance Boots or otherwise resulting from the transaction.  Many of these potential circumstances are outside of our control and any of them could result in increased costs, decreased revenue, decreased synergies and the diversion of management time and attention. If we are unable to achieve our objectives within the anticipated time frame, or at all, the expected benefits may not be realized fully or at all, or may take longer to realize than expected, which could have a material adverse impact on our business, financial condition and results of operations and the price of our common stock.

Our strategic relationship with Alliance Boots significantly increases our exposure to the risks of operating internationally.

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

•	the instability of foreign economies, governments and currencies and unexpected regulatory, economic or political changes in foreign markets; and
•
developing and emerging markets may be especially vulnerable to periods of instability and unexpected changes, and consumers in those markets may have relatively limited resources to spend on products and services.

We cannot assure you that one or more of these factors will not have a material adverse effect on our or Alliance Boots business, results of operation or financial condition.

From time to time, we make investments in companies over which we do not have sole control, including our investment in Alliance Boots and our investment in AmerisourceBergen. Some of these companies may operate in sectors that differ from our current operations and have different risks.

From time to time, we make debt or equity investments in other companies that we may not control or over which we may not have sole control.  For example, we currently own only 45% of the outstanding Alliance Boots equity interests.  While we have four designees serving on the Alliance Boots Board of Directors and veto rights over certain significant Alliance Boots actions under the terms of our shareholder agreement with them, we do not have the ability to control day-to-day operations of that company.  Similarly, while we and Alliance Boots have the right, but not the obligation, to invest in AmerisourceBergen common stock and to designate up to two members of the AmerisourceBergen board of directors in certain circumstances if we achieve specified ownership milestones, we do not and will not have the ability to control day-to-day operations of that company.  Although the businesses in which we have made non-controlling investments generally have a significant health and daily living or prescription drug component, some of them operate in businesses that are different from our primary lines of business.  Investments in these businesses, among other risks, subject us to the operating and financial risks of the businesses we invest in and to the risk that we do not have sole control over the operations of these businesses.  From time to time, we may make additional investments in or acquire other entities that may subject us to similar risks.  Investments in entities over which we do not have sole control, including joint ventures and strategic alliances, present additional risks such as having differing objectives from our partners or the entities in which we invest, or becoming involved in disputes, or competing with those persons. In addition, we rely on the internal controls and financial reporting controls of these entities and their failure to maintain effectiveness or comply with applicable standards may adversely affect us.

We plan to use a single wholesaler of branded and generic pharmaceutical drugs as our primary source of such products. A disruption in this relationship could adversely affect our business and financial results.

We dispense significant volumes of brand-name and generic drugs through our pharmacies.  Prescription sales represented approximately 63% of our total net sales during fiscal 2013.  Currently, we self-distribute most generic drugs, which represented the substantial majority by unit volume of the prescription drugs we sold in fiscal 2013, by acquiring product directly from the manufacturer, and in recent years we have relied on a small number of wholesalers to procure most branded and specialty pharmaceutical drugs.   In March 2013, we entered into a ten year supply agreement with AmerisourceBergen to act as our primary wholesale distribution source with respect to the branded and generic prescription drugs we sell.  This agreement, when fully implemented, will significantly expand our relationship with AmerisourceBergen, which has distributed specialty pharmacy products to substantially all of our stores for a number of years.  We transitioned the supply of substantially all of our branded prescription drug business from our previous supplier to AmerisourceBergen on September 1, 2013.  Over time, beginning in calendar year 2014, we plan to gradually move the supply of our generic prescription drug business market-by-market from our distribution facilities to AmerisourceBergen.  Accordingly, we expect to continue to self-distribute a substantial but decreasing portion of our generic drug supply during this transition period.  Any unanticipated expense, capital expenditure or disruption of our business or operations relating to the transition to AmerisourceBergen could adversely affect our business, financial condition and results of operations.

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

Walgreens entered into the arrangement with AmerisourceBergen and Alliance Boots with the expectation that the transactions contemplated thereby would result in various benefits including, among other things, procurement cost savings and operating efficiencies, innovation and sharing of best practices.  The processes and initiatives needed to achieve these potential benefits are complex, costly and time-consuming.   Many of the anticipated synergies and expenses that will be incurred, by their nature, are difficult to estimate accurately at the present time.  Achieving the anticipated benefits from the  arrangement is subject to a number of significant challenges and uncertainties, including, whether unique corporate cultures of separate organizations will work collaboratively in an efficient and effective manner, the possibility of faulty assumptions underlying expectations regarding potential synergies and the planned transition of our prescription drug distribution to AmerisourceBergen, unforeseen expenses or delays, and competitive factors in the marketplace.  In addition, we and Alliance Boots have the right, but not the obligation, under the transactions contemplated by the Framework Agreement dated as of March 18, 2013 by and among the Company, Alliance Boots and AmerisourceBergen (the "Framework Agreement") to invest in the equity of AmerisourceBergen.  There can be no assurance that we or Alliance Boots will complete any specific level of such potential equity investments in AmerisourceBergen, or that if completed, that such investments will ultimately be profitable.  If such investments are completed and the price of AmerisourceBergen common stock subsequently declines substantially, we could experience a loss on or impairment of such investment, which could adversely affect our financial condition and results of operations.  We could also encounter unforeseen costs, circumstances or issues existing or arising with respect to the transactions and collaboration we anticipate resulting from the Framework Agreement. Many of these potential circumstances are outside of our control and any of them could result in increased costs, decreased revenue, decreased synergies and the diversion of management time and attention. If we are unable to achieve our objectives within the anticipated time frame, or at all, the expected benefits may not be realized fully or at all, or may take longer to realize than expected, which could have a material adverse impact on our business, financial condition and results of operations and the price of our common stock.

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

In our retail drugstore business, we face intense competition from local, regional and national companies, including other drugstore chains, independent drugstores, mail-order prescription providers and various other retailers such as grocery stores, convenience stores, mass merchants and dollar stores, many of which are aggressively expanding in markets we serve.  In the other markets in which we compete, including health and wellness services, we also operate in a highly competitive environment.  As competition increases in the markets in which we operate, a significant increase in general pricing pressures could occur, this could require us to reevaluate our pricing structures to remain competitive.  Our failure to reduce prices could result in decreased revenue and negatively affect our profitability.

If the merchandise and services that we offer fail to meet customer needs, our sales may be adversely affected.

Our success depends on our ability to offer a superior shopping experience, a quality assortment of available merchandise and superior customer service.  We must identify, obtain supplies of, and offer to our customers, attractive, innovative and high-quality merchandise on a continuous basis.  Our products and services must satisfy the needs and desires of our customers, whose preferences may change in the future.  It is difficult to predict consistently and successfully the products and services our customers will demand. If we misjudge either the demand for products and services we sell or our customers' purchasing habits and tastes, we may be faced with excess inventories of some products and missed opportunities for products and services we chose not to offer.  In addition, our sales may decline or we may be required to sell the merchandise we have obtained at lower prices. Failure to timely identify or effectively respond to changing consumer tastes, preferences and spending patterns could negatively affect our relationship with our customers, the demand for our products and services and our market share.

Our private brand offerings expose us to various additional risks.

In addition to brand name products, we offer our customers private brand products that are not available from other retailers. We seek to continue to grow our exclusive private brand offerings.  Maintaining consistent product quality, competitive pricing, and availability of our private brand offerings for our customers is important in developing and maintaining customer loyalty. We have invested in our development and procurement resources and marketing efforts relating to these private brand offerings. Although we believe that our private brand products offer value to our customers at each price point and typically provide us with higher gross margins than comparable national brand products we sell, the expansion of our private brand offerings also subjects us to certain risks in addition to those discussed elsewhere in this section, such as: potential product liability risks and mandatory or voluntary product recalls; our ability to successfully protect our proprietary rights and successfully navigate and avoid claims related to the proprietary rights of third parties; our ability to successfully administer and comply with applicable contractual obligations and regulatory requirements; and other risks generally encountered by entities that source, sell and market exclusive branded offerings for retail. An increase in sales of our private brands may also adversely affect sales of our vendors' products, which, in turn, could adversely affect our relationship with certain of our vendors.  Any failure to adequately address some or all of these risks could have a significant adverse effect on our business, results of operations and financial condition.

If we do not successfully develop and maintain a relevant omni-channel experience for our customers, our business and results of operations could be adversely impacted.

Omni-channel retailing is rapidly evolving and we must keep pace with changing customer expectations and new developments by our competitors. Our customers are increasingly using computers, tablets, mobile phones, and other devices to shop online. As part of our omni-channel strategy, we are making technology investments in our websites and applications for mobile phones and other electronic devices. If we are unable to make, improve, or develop relevant customer-facing technology in a timely manner, our ability to compete and our results of operations could be adversely affected. In addition, if our online businesses or our other customer-facing technology systems do not function as designed, we may experience a loss of customer confidence, data security breaches, lost sales, or be exposed to fraudulent purchases, any of which could adversely affect our business, reputation and results of operations.

Our strategy is dependent, in part, upon the successful implementation of various strategic initiatives.
While our overall business strategy consists of many components and underlying initiatives, our long-term financial performance will be impacted by our ability to execute certain key initiatives.  In fiscal 2014, we plan to pursue strategies designed to create a "Well Experience" and further transform our traditional drugstore to a "retail health and daily living" store while delivering an outstanding customer experience through enhanced employee engagement; transform the role of community pharmacy to play a greater role in healthcare through integration and expanded services; and establish an efficient global platform enabling us to expand across new channels and markets.  If we are unable to effectively execute one or more of these key initiatives, our business, financial condition and results of operations may be materially adversely affected.
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

We rely extensively on our computer systems to manage our ordering, pricing, point-of-sale, inventory replenishment, customer loyalty program, finance and other processes. Our systems are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, security breaches, vandalism, natural disasters, catastrophic events and human error, and our disaster recovery planning cannot account for all eventualities.  If any of our systems are damaged, fail to function properly or otherwise become unavailable, we may incur substantial costs to repair or replace them, and may experience loss or corruption of critical data and interruptions or delays in our ability to perform critical functions, which could adversely affect our business and results of operations.   In addition, we are currently making, and expect to continue to make, substantial investments in our information technology systems and infrastructure, some of which are significant. Upgrades involve replacing existing systems with successor systems, making changes to existing systems, or cost-effectively acquiring new systems with new functionality.  Implementing new systems carries significant potential risks, including failure to operate as designed, potential loss or corruption of data or information, cost overruns, implementation delays, disruption of operations, and the potential inability to meet business and reporting requirements.  While we are aware of inherent risks associated with replacing these systems and believe we are taking reasonable action to mitigate known risks, there can be no assurance that these technology initiatives will be deployed as planned or that they will be timely implemented without disruption to our operations.

Our growth strategy is partially dependent upon acquisitions, joint ventures and other strategic investments, some of which may not prove to be successful.

We have grown our business, in part, through acquisitions in recent years and expect to continue to acquire drugstore chains, independent drugstores, health and well-being businesses and other businesses in the future.  Acquisitions involve numerous risks, including difficulties in integrating the operations and personnel of the acquired companies, distraction of management from overseeing our existing operations, difficulties in entering markets or lines of business in which we have no or limited direct prior experience, the possible loss of key employees and customers and difficulties in achieving the synergies we anticipated.  These transactions may also cause us to significantly increase our interest expense, leverage and debt service requirements if we incur additional debt to pay for an acquisition or investment, issue common stock that would dilute our current shareholders' percentage ownership, or incur write-offs and restructuring and other related expenses.  Acquisitions, joint ventures and strategic investments involve numerous other risks, including potential exposure to unknown liabilities of acquired or investee companies.  In connection with acquisitions, joint ventures or strategic investments outside the United States, we may from time to time, in some instances enter into foreign currency contracts or other derivative instruments to hedge some or all of the foreign currency fluctuation risks, which subjects us to the risks associated with such derivative contracts and instruments.  No assurance can be given that our acquisitions, joint ventures and other strategic investments will be successful and will not materially adversely affect our business, financial condition or results of operations.

Changes in the health care regulatory environment may adversely affect our business.

Political, economic and regulatory influences are subjecting the healthcare industry to significant changes that could adversely affect our results of operations. In recent years, the healthcare industry has undergone significant changes in an effort to reduce costs and government spending. These changes include an increased reliance on managed care; cuts in certain Medicare and Medicaid funding; consolidation of competitors, suppliers and other market participants; and the development of large, sophisticated purchasing groups. We expect the healthcare industry to continue to change significantly in the future. Some of these potential changes, such as a reduction in governmental funding at the state or federal level for certain healthcare services or adverse changes in legislation or regulations governing prescription drug pricing, healthcare services or mandated benefits, may cause customers to reduce the amount of our products and services they purchase or the price they are willing to pay for our products and services. We expect continued government and private payer pressure to reduce pharmaceutical pricing. Changes in pharmaceutical manufacturers' pricing or distribution policies could also significantly reduce our profitability.

The ACA, enacted in 2010, is intended to expand health insurance coverage to more than 30 million uninsured Americans through a combination of insurance market reforms, an expansion of Medicaid, subsidies and health insurance mandates. When fully implemented, these provisions are expected to increase the number of people in the United States who have insurance coverage for at least a portion of prescription drug costs.  While certain provisions of the ACA took effect immediately, others have delayed effective dates or require further rulemaking action by governmental agencies to implement, which is not yet complete.  Future rulemaking under the ACA or otherwise could increase regulation of pharmacy services, result in changes to pharmacy reimbursement rates, and otherwise change the way we do business.  We cannot predict the timing or impact of any future rulemaking, but any such rulemaking could have an adverse impact on our results of operations.

We are subject to governmental regulations and procedures and other legal requirements. A significant change in, or noncompliance with, these regulations, procedures and requirements could have a material adverse effect on our profitability.

Our retail drugstore and health and wellness services businesses are subject to numerous federal, state and local regulations. Changes in these regulations may require extensive system and operating changes that may be difficult to implement.  Untimely compliance or noncompliance with applicable regulations could result in the imposition of civil and criminal penalties that could adversely affect the continued operation of our business, including:  suspension of payments from government programs; loss of required government certifications; loss of authorizations to participate in or exclusion from government reimbursement programs, such as the Medicare and Medicaid programs; loss of licenses; and significant fines or monetary penalties.  The regulations to which we are subject include, but are not limited to: federal, state and local registration and regulation of pharmacies; applicable Medicare and Medicaid regulations; the Health Insurance Portability and Accountability Act, or HIPAA; the ACA; laws and regulations relating to the protection of the environment and health and safety matters, including those governing exposure to, and the management and disposal of, hazardous substances; regulations of the U.S. Food and Drug Administration (FDA), the U.S. Federal Trade Commission, the Drug Enforcement Administration (DEA), and the Consumer Product Safety Commission, as well as state regulatory authorities, governing the availability, sale, advertisement and promotion of products we sell; anti-kickback laws; data privacy and security laws; false claims laws; laws against the corporate practice of medicine; and federal and state laws governing the practice of the profession of pharmacy.   For example, the DEA, FDA and various state regulatory authorities regulate the distribution of pharmaceuticals and controlled substances. We are required to hold valid DEA and state-level licenses, meet various security and operating standards and comply with the Controlled Substance Act and its accompanying regulations governing the sale, marketing, packaging, holding and distribution of controlled substances. The DEA, FDA and state regulatory authorities have broad enforcement powers, including the ability to suspend our distribution centers' licenses to distribute pharmaceutical products (including controlled substances), seize or recall products and impose significant criminal, civil and administrative sanctions for violations of these laws and regulations.  In June 2013, the Company entered into a settlement agreement with the DEA and the United States Department of Justice relating to controlled substance matters that required the Company to pay $80 million and implement certain remedial actions.  In addition, we are party to a Corporate Integrity Agreement with the U.S. Department of Health and Human Services effective June 2, 2008 under which we agreed to maintain a corporate compliance program.  This CIA expired on June 2, 2013, and the Company is in the process of completing final reporting obligations specified in the CIA. We are also governed by federal and state laws of general applicability, including laws regulating matters of working conditions, health and safety and equal employment opportunity.  In addition, we could have exposure if we are found to have infringed another party's intellectual property rights.

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

Products that we sell could become subject to contamination, product tampering, mislabeling, recall or other damage. In addition, errors in the dispensing and packaging of pharmaceuticals could lead to serious injury or death.  Product liability or personal injury claims may be asserted against us with respect to any of the products or pharmaceuticals we sell or services we provide.  Our health and wellness business also involves exposure to professional liability claims related to medical care.  Should a product or other liability issue arise, the coverage limits under our insurance programs and the indemnification amounts available to us may not be adequate to protect us against claims.  We also may not be able to maintain this insurance on acceptable terms in the future.  Damage to our reputation in the event of a product liability or personal injury issue or judgment against us or a product recall could have a significant adverse effect on our business, financial condition and results of operations.

If we do not maintain the privacy and security of sensitive customer and business information, we could damage our reputation, incur substantial additional costs and become subject to litigation.

Throughout our operations, we receive, retain and transmit certain personal information that our customers provide to purchase products or services, enroll in promotional programs, participate in our customer loyalty program, register on our websites, or otherwise communicate and interact with us.  In addition, aspects of our operations depend upon the secure transmission of confidential information over public networks.  A compromise of our data security systems or those of businesses we interact with that results in information related to our customers, employees or business being obtained by unauthorized persons could disrupt our operations, harm our reputation and expose us to regulatory actions and claims from customers, financial institutions, payment card associations and other persons, any of which could adversely affect our business, financial condition and results of operations.  In addition, a security breach could require that we expend additional resources related to the security of information systems and disrupt our business.  Compliance with changes in privacy and information security laws and standards may result in significant expense due to increased investment in technology and the development of new operational processes.  If we or those with whom we share information fail to comply with these laws and regulations or experience a data security breach, our reputation could be damaged and we could be subject to additional litigation and regulatory risks.  Our security measures may be undermined due to the actions of outside parties, employee error, malfeasance, or otherwise, and, as a result, an unauthorized party may obtain access to our data systems and misappropriate business and personal information. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and may not immediately produce signs of intrusion, we may be unable to anticipate these techniques or to implement adequate preventative measures. Any such breach or unauthorized access could result in significant legal and financial exposure, damage to our reputation, and potentially have an adverse effect on our business.

The Alliance Boots transaction reduced the percentage ownership interests of our current shareholders and the principal shareholders of Alliance Boots may have significant voting influence over matters requiring shareholder approval.

The principal shareholders of Alliance Boots, Stefano Pessina, Executive Chairman of Alliance Boots, and certain of his affiliates and affiliates of KKR & Co. L.P. (KKR), have the right to designate two members of our Board of Directors and are significant shareholders of our company.  In addition, if we elect to exercise the option to acquire the remaining 55% equity interest in Alliance Boots when we have the right to do so, we expect to issue approximately 144.3 million additional shares of our common stock, which amount is subject to adjustment in certain circumstances as described in the risk factor below. KKR and certain of its affiliates (the "KKR Investors") and Mr. Pessina and certain of his affiliates (the "SP Investors")  have agreed that, for so long as the SP Investors have the right to designate a person for service on our Board of Directors (or Mr. Pessina continues to serve as Executive Chairperson or Chief Executive Officer of Alliance Boots), and for so long as the KKR Investors have the right to designate a person for service on our Board, subject to certain exceptions, the SP Investors and the KKR Investors, as applicable, are obligated to vote all of their Company shares in accordance with the Board's recommendation on matters submitted to a vote of our shareholders (including the election of directors).  These shareholders may be able to exercise significant influence over matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions, and this influence is expected to increase if we exercise the option and complete the second step transaction.

Shares issued to significant Alliance Boots shareholders may become available for future sale after the lapse of contractual transfer restrictions.

In connection with the closing of the first step transaction on August 2, 2012, we issued 83.4 million shares of our common stock to Alliance Boots shareholders and entered into a Shareholders Agreement regarding, among other things, certain rights and obligations of KKR with respect to the Company and of the SP Investors as shareholders of the Company (the "Company Shareholders Agreement").   These shares represented approximately 8.8% of our outstanding shares as of August 31, 2013, the substantial majority of which are held by the SP Investors (approximately 7.7% of our outstanding shares as of  August 31, 2013) controlled by Stefano Pessina.  Pursuant to the Company Shareholders Agreement, certain significant Alliance Boots shareholders, including the SP Investors and the KKR Investors, are subject to various contractual restrictions that generally prohibit them from transferring their shares for specified time periods.  With respect to the shares issued in the first step transaction in August 2012, and subject to certain permitted exceptions, (i) the SP Investors cannot transfer their shares until the first to occur of the closing of the second step transaction or Mr. Pessina's earlier death or permanent disability, and (ii) the KKR Investors cannot transfer their shares until the period beginning August 2, 2014 and ending February 2, 2015, and then again after the second step closing.  With respect to any Walgreens shares issued in the second step transaction (see the next risk factor below), all Alliance Boots holders receiving such shares will be subject to certain restrictions on transfer under the Company Shareholders Agreement until the date nine months after the second step closing.  We also granted, pursuant to the Company Shareholders Agreement, certain Alliance Boots shareholders, including the SP Investors and the KKR Investors, the right to cause us, in certain instances, at our expense, to file registration statements under the Securities Act of 1933, as amended (the "Securities Act"), covering resales of our common stock held by them or to piggyback on a registration statement in certain circumstances.  These shares also may be sold pursuant to Rule 144 under the Securities Act, depending on their holding period and subject to restrictions in the case of shares held by persons deemed to be our affiliates.  The sale or possibility of the sale, of a substantial number of shares of our common stock into the market could cause the market price of our common stock to decline.

The amount and mix of consideration required to be paid by us to Alliance Boots shareholders upon the exercise of the option in the second step transaction is subject to adjustment in certain circumstances.

If the option to exercise the remaining 55% interest in Alliance Boots is exercised when we have the ability to do so, Walgreens expects to pay £3.133 billion (equivalent to approximately $4.9 billion based on exchange rates as of August 31, 2013) in cash and issue 144.3 million shares for the remaining interest in Alliance Boots, subject to the volume weighted average price of Walgreens common stock not being below $31.18 per share during a period shortly before the closing of the second step transaction.  However, if the volume weighted average price per share is below that level and the option is exercised, the difference in value would be made up by a cash payment or the issuance of additional shares of common stock at Walgreens election.  In addition, in certain circumstances after a change of control of Walgreens (as defined in the Purchase and Option Agreement), the selling shareholder of Alliance Boots  has the right to elect to receive all second step consideration in cash if the option to acquire the remaining 55% interest in Alliance Boots is exercised.  These provisions potentially could make the exercise of the second step option more costly or inadvisable by increasing the amount of cash and/or stock consideration we are required to pay.  If the amount of cash we are required to pay increases, the amount of indebtedness we incur also may increase, and if the amount of stock we are required to deliver increases, the percentage ownership interests of our existing shareholders would further decrease.

We share certain directors with Alliance Boots and certain of our officers serve on the Alliance Boots Board of Directors, which may give rise to conflicts of interest.  Similar issues may arise in connection with other investments we make.

In connection with our initial 45% investment in Alliance Boots on August 2, 2012, four Walgreens executive officers, Gregory Wasson, President and Chief Executive Officer and a director of Walgreens, Wade Miquelon, Executive Vice President, Chief Financial Officer and President, International, Thomas J. Sabatino, Jr., Executive Vice President, General Counsel and Corporate Secretary, and Robert Zimmerman, Senior Vice President, International and International Chief Administration Officer, joined the Alliance Boots Board of Directors. In addition, Stefano Pessina, Executive Chairman of Alliance Boots, and Dominic Murphy, Director and Member of KKR, joined the Walgreens Board of Directors upon the closing. Mr. Pessina and his affiliates and KKR and its affiliates are significant shareholders of Alliance Boots.  These persons may have actual or apparent conflicts of interest with respect to matters involving or affecting each company. For example, while our contractual arrangements with Alliance Boots place restrictions on the parties' conduct in various potential conflict situations and related party transactions are subject to review and approval by independent directors in accordance with the related party transaction approval  procedures described in our proxy statement, the potential for a conflict of interest exists when we on one hand, and Alliance Boots on the other hand, consider acquisitions and other corporate opportunities that may be suitable to Alliance Boots and us.  Conflicts may also arise if there are issues or disputes under the commercial arrangements that exist between Alliance Boots and us.  Similar issues may arise in connection with other investments we make.  For example, we and Alliance Boots have the right, but not the obligation, to invest in AmerisourceBergen common stock and to designate up to two members of the AmerisourceBergen board of directors in certain circumstances if we achieve specified ownership milestones.

We have significant outstanding debt; our debt will increase if we incur additional debt in the future and do not retire existing debt, including if we decide to complete the second step transaction.

We have outstanding debt and other financial obligations and significant unused borrowing capacity. As of August 31, 2013, we had approximately $5.0 billion of outstanding indebtedness, including short-term borrowing.  As of March 31, 2013, Alliance Boots had approximately £6.7 billion (equivalent to approximately $10.1 billion based on exchange rates as of March 31, 2013) of outstanding indebtedness, including short-term borrowing.  If we exercise the call option and consummate the second step transaction, we are likely to incur significant additional debt in connection with the financing thereof and the assumption of the Alliance Boots debt then outstanding. Our debt level and related debt service obligations could have negative consequences, including:

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

The major credit rating agencies have assigned us and our corporate debt investment grade credit ratings.  These ratings are based on a number of factors, which include their assessment of our financial strength and financial policies.  We aim to maintain investment grade ratings as they serve to lower our borrowing costs and facilitate our access to a variety of lenders and other creditors, including landlords for our leased stores, on terms that we consider advantageous to our business.  However, there can be no assurance that any particular rating assigned to us will remain in effect for any given period of time or that a rating will not be changed or withdrawn by a rating agency, if in that rating agency's judgment, future circumstances relating to the basis of the rating so warrant.  Incurrence of additional debt by Alliance Boots or us could adversely affect our credit ratings.  Any downgrade of our credit ratings could adversely affect our cost of funds, liquidity, competitive position and access to capital markets.

Our quarterly results and Alliance Boots operating results may fluctuate significantly.

Our operating results have historically varied on a quarterly basis and may continue to fluctuate significantly in the future. Factors that may affect our quarterly operating results include, but are not limited to, seasonality, the timing of the introduction of new generic and brand name prescription drugs, the timing and severity of the cough, cold and flu season, significant acquisitions, dispositions and other strategic initiatives, the relative magnitude of our LIFO provision in any particular quarter, variations in the earnings contribution from equity method investments such as Alliance Boots, fluctuations in the value of our warrants to acquire AmerisourceBergen common stock, inflation and the other risk factors discussed under this Item 1A.  Accordingly, we believe that quarter-to-quarter comparisons of our operating results are not necessarily meaningful and investors should not rely on the results of any particular quarter as an indication of our future performance.

In addition, Alliance Boots operating results have historically varied on a quarterly basis and may continue to fluctuate significantly in the future.  Alliance Boots faces risks similar to those we face and additional risks particular to its businesses, operations and markets, including macro-economic and political risks; regulatory risks  including, with respect to its Health & Beauty Division, the potential adverse effects of changes to licensing regimes for pharmacies, prescription processing regimes or reimbursement arrangements and, with respect to its Pharmaceutical Wholesale Division, the potential adverse effects of regulations relating to such things as product margins, product traceability and the conditions under which products must be stored; changes and trends in consumer behavior and spending; competitive risks resulting from intense competition from a wide variety of competitors including, with respect to its Health & Beauty Division, other pharmacies, supermarkets and department stores and, with respect to its Pharmaceutical Wholesale Division, from direct competitors and alternative supply sources such as importers and manufacturers who supply direct to pharmacies; health, safety and environmental risks; product/services risks, including risks associated with defective products, the provision of inadequate services,  the potential infiltration of counterfeit products into the supply chain, errors in re-labeling of products and contamination or product mishandling issues; risk of major operational business failures such as a major failure of its  distribution centers and logistics infrastructure, information technology systems or the operational systems of key third party suppliers; and risks relating to increased costs, not achieving, or delays in achieving, expected synergies, change management; acquisitions, currency exchange, funding and interest rates, pension contributions including the potential need to increase the funding of its defined benefit pension plans due to lower than expected pension fund investment returns and/or increased life expectancy of plan members, and protection of confidential personal and business data.

The equity income we report from Alliance Boots is subject to IFRS to U.S. GAAP conversion and currency translation and is reported on a three-month lag basis, which impacts the quarterly and fiscal year timing of when Alliance Boots results and synergies will be reflected in our financial statements.

Net income reported by Alliance Boots must be converted from the applicable IFRS standards to generally accepted accounting principles in the United States ("U.S. GAAP") and translated from British pounds Sterling at the average rate for the period, which subjects us to exchange rate fluctuations and other currency risks.  We account for our 45% interest in Alliance Boots using the equity method of accounting on a three-month lag basis, which impacts the quarterly and fiscal year timing of when Alliance Boots results and synergies will be reflected in the equity income from Alliance Boots included in our financial statements.  Alliance Boots quarterly results are not reflected in the equity income reported in our consolidated financial statements until our quarterly period ending three months after the end of the related Alliance Boots three-month period.

Our business is seasonal in nature, and adverse events during the holiday and cough, cold and flu seasons could impact our operating results negatively.

Our business is seasonal in nature, with the second fiscal quarter (December, January, and February) typically generating a higher proportion of front-end sales and earnings than other fiscal quarters.  We purchase significant amounts of seasonal inventory in anticipation of the holiday season.  Adverse events, such as deteriorating economic conditions, higher unemployment, higher gas prices, public transportation disruptions, or unanticipated adverse weather could result in lower-than-planned sales during the holiday season. This could lead to lower sales or to unanticipated markdowns, negatively impacting our financial condition and results of operations.  In addition, both prescription and non-prescription drug sales are affected by the timing and severity of the cough, cold and flu season which can vary considerably from year to year.  In addition, the Alliance Boots business is seasonal in nature, typically generating a higher proportion of revenue and earnings in the winter holiday and cold and flu season.  Because of the three-month lag in reporting equity income from our investment in Alliance Boots, the results of Alliance Boots for December, January and February are reflected in the equity income included in our financial statements for our third fiscal quarter ending May 31.

Changes in accounting standards and subjective assumptions, estimates and judgments by management related to complex accounting matters could significantly affect our financial condition and results of operations.

Generally accepted accounting principles and related accounting pronouncements, implementation guidelines and interpretations with regard to a wide range of matters that are relevant to our business, including, but not limited to, revenue recognition, sales returns reserves, asset impairment, impairment of goodwill and other intangible assets, inventories, vendor rebates and other vendor consideration, lease obligations, self-insurance liabilities, tax matters, unclaimed property laws and litigation and other contingent liabilities are highly complex and involve many subjective assumptions, estimates and judgments. Changes in these rules or their interpretation or changes in underlying assumptions, estimates or judgments could significantly change our reported or expected financial performance or financial condition.  For example, changes in accounting standards and the application of existing accounting standards particularly related to the measurement of fair value as compared to carrying value for the Company's reporting units, including goodwill, intangible assets and investments in equity interests, including investments held by our equity method investees, may have an adverse effect on the Company's financial condition and results of operations.  Factors that could lead to impairment of goodwill and intangible assets include significant adverse changes in the business climate and declines in the financial condition of a reporting unit.  Factors that could lead to impairment of investments in equity interests of the companies in which we invested or the investments held by those companies include a prolonged period of decline in their operating performance or adverse changes in the economic, regulatory and legal environments of the countries they operate in.  New accounting guidance also may require systems and other changes that could increase our operating costs and/or change our financial statements. For example, implementing future accounting guidance related to leases, contingencies and other areas impacted by the current convergence project between the Financial Accounting Standards Board ("FASB") and the International Accounting Standards Board ("IASB") could require us to make significant changes to our lease management system or other accounting systems, and could result in changes to our financial statements.

We are involved in a number of legal proceedings and audits and, while we cannot predict the outcomes of such proceedings and other contingencies with certainty, some of these outcomes could adversely affect our business, financial condition and results of operations.

We are involved in legal proceedings and subject to investigations, inspections, audits, inquiries and similar actions by governmental authorities, arising in the course of our business (see the discussion of Legal Proceedings in Note 12 to the consolidated financial statements included in Item 8 of this Report).  Litigation, in general, and securities and class action litigation, in particular, can be expensive and disruptive.  Some of these suits may purport or may be determined to be class actions and/or involve parties seeking large and/or indeterminate amounts, including punitive or exemplary damages, and may remain unresolved for several years.  From time to time, the Company is also involved in legal proceedings as a plaintiff involving antitrust, tax, contract, intellectual property and other matters.  We cannot predict with certainty the outcomes of these legal proceedings and other contingencies, and the costs incurred in litigation can be substantial, regardless of the outcome.  Substantial unanticipated verdicts, fines and rulings do sometimes occur.  As a result, we could from time to time incur judgments, enter into settlements or revise our expectations regarding the outcome of certain matters, and such developments could have a material adverse effect on our results of operations in the period in which the amounts are accrued and/or our cash flows in the period in which the amounts are paid.  The outcome of some of these legal proceedings and other contingencies could require us to take, or refrain from taking, actions which could negatively affect our operations.  Additionally, defending against these lawsuits and proceedings may involve significant expense and diversion of management's attention and resources.

We could be subject to adverse changes in tax laws, regulations and interpretations or challenges to our tax positions.

We compute our income tax provision based on enacted tax rates in the jurisdictions in which we operate. As the tax rates vary among jurisdictions, a change in earnings attributable to the various jurisdictions in which we operate could result in an unfavorable change in our overall tax provision. From time to time, legislative initiatives are proposed that could adversely affect our tax positions, effective tax rate, tax payments or financial condition.  In addition, tax laws are complex and subject to varying interpretations.  Any change in enacted tax laws, rules or regulatory or judicial interpretations, any adverse outcome in connection with tax audits in any jurisdiction or any change in the pronouncements relating to accounting for income taxes could adversely affect our effective tax rate, tax payments and results of operations.

Our insurance program may expose us to unexpected costs and negatively affect our financial performance.

We use a combination of insurance and self-insurance to provide for potential liability for workers' compensation, automobile and general liability, property, director and officers' liability, and employee health care benefits.  Provisions for losses related to self-insured risks generally are based upon actuarially determined estimates. Any actuarial projection of losses is subject to a high degree of variability. Changes in legal claims, trends and interpretations, variability in inflation rates, changes in the nature and method of claims settlement, benefit level changes due to changes in applicable laws, insolvency of insurance carriers, and changes in discount rates could all adversely affect our financial condition, results of operations and cash flows.

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

Item 1B.  Unresolved Staff Comments

There are no unresolved staff comments outstanding with the Securities and Exchange Commission at this time.

Item 2.  Properties

The Company's locations by state at August 31, 2013 and 2012 are listed below.

State	2013	2012	State	2013	2012	State	2013	2012
Alabama	113	106	Louisiana	152	151	Oklahoma	121	104
Alaska	7	5	Maine	15	15	Oregon	80	76
Arizona	258	254	Maryland	80	73	Pennsylvania	138	138
Arkansas	78	60	Massachusetts	185	179	Rhode Island	29	29
California	663	651	Michigan	232	233	South Carolina	119	114
Colorado	172	170	Minnesota	164	160	South Dakota	14	14
Connecticut	125	119	Mississippi	79	71	Tennessee	271	268
Delaware	66	68	Missouri	221	204	Texas	729	718
District of Columbia	5	5	Montana	14	14	Utah	45	44
Florida	881	878	Nebraska	62	62	Vermont	4	4
Georgia	208	204	Nevada	92	92	Virginia	149	143
Hawaii	17	13	New Hampshire	36	35	Washington	140	137
Idaho	42	41	New Jersey	215	205	West Virginia	23	22
Illinois	620	610	New Mexico	68	66	Wisconsin	234	234
Indiana	218	216	New York	527	526	Wyoming	11	11
Iowa	72	73	North Carolina	221	211	Guam	1	1
Kansas	72	71	North Dakota	1	1	Puerto Rico	118	113
Kentucky	103	103	Ohio	272	270	TOTAL	8,582	8,385

The Company owned approximately 20% of its retail drugstore locations open at August 31, 2013. The remaining drugstore locations are leased. The leases are for various terms and periods. See Note 3, "Leases" on page 36 of the 2013 Annual Report, which section is incorporated herein by reference. Net retail selling space increased from 87 million square feet at August 31, 2012 to 89 million square feet at August 31, 2013. Not including the approximately 5,000 locations that were converted under the Customer Centric Retailing initiative concluded in fiscal 2012, approximately 24% of Company stores have been opened or remodeled during the past five years. As of August 31, 2013, we had opened or converted stores with our pilot "Well Experience" store format in over 500 locations, including a market-wide transformation in the Indianapolis area and new flagship stores in select markets including Boston, Chicago, Los Angeles, New York City, San Francisco, Washington, D.C., Las Vegas and Puerto Rico.

As of August 31, 2013:
•
The Company's retail store operations were supported by 17 major distribution centers with a total of approximately 10 million square feet of space, of which 15 locations are owned. The remaining space is leased. All distribution centers are served by modern systems for order processing control and rapid merchandise delivery to stores. In addition, the Company uses public warehouses and third party wholesalers to handle certain distribution needs.

•
The Company operated 34 principal office facilities containing approximately three million square feet, of which 12 locations were owned. The Company operated two mail service facilities containing approximately 237 thousand square feet, one of which was owned.

•	The Company owned 32 strip shopping malls containing approximately two million square feet.
The foregoing does not include properties of unconsolidated partially owned entities, such as Alliance Boots GmbH, of which we own 45% of the outstanding share capital.

Item 3.  Legal Proceedings

The information in response to this item is incorporated herein by reference to Note 12 "Commitments and Contingencies" on page 41 of the 2013 Annual Report.

Item 4.   Mine Safety Disclosures

Not Applicable.

Executive Officers of the Registrant

The following table sets forth, for each person currently serving as an executive officer of Walgreens, the name, age (as of October 15, 2013) and office(s) held by such person.

Name	Age	Office(s) Held
Gregory D. Wasson	54	President and Chief Executive Officer
Sona Chawla	46	President, E-Commerce
Kermit R. Crawford	54	President, Pharmacy, Health and Wellness
Alexander W. Gourlay	53	Executive Vice President, President of Customer Experience and Daily Living
Wade D. Miquelon	48	Executive Vice President, Chief Financial Officer and President, International
Mark A. Wagner	52	President, Operations and Community Management
Thomas J. Sabatino, Jr.	54	Executive Vice President, General Counsel and Corporate Secretary
Graham W. Atkinson	62	Senior Vice President and Chief Marketing and Customer Experience Officer
Bradley M. Fluegel	52	Senior Vice President and Chief Strategy Officer
Mia M. Scholz	47	Senior Vice President, Corporate Financial Operations
Timothy J. Theriault	53	Senior Vice President and Chief Information, Innovation and Improvement Officer
Kathleen Wilson-Thompson	56	Senior Vice President and Chief Human Resources Officer
Robert G. Zimmerman	61	Senior Vice President, International and Global Chief Administration Officer
Theodore J. Heidloff	37	Divisional Vice President, Accounting and Controller

Set forth below is information regarding the principal occupations and employment and business experience over the past five years for each executive officer.  Executive officers are elected by, and serve at the discretion of, the Board of Directors.  Unless otherwise stated, employment is by Walgreens.  There are no family relationships between any of the Company's executive officers or directors.

Mr. Wasson has served as President and Chief Executive Officer and a director of Walgreens since February 2009.   From May 2007 to February 2009, he served as President and Chief Operating Officer.  Mr. Wasson has served as a director of Verizon Communications Inc., a provider of communications, information and entertainment products and services, since March 2013 and as a director of Alliance Boots GmbH since August 2012.

Ms. Chawla has served as President, E-Commerce of Walgreens since January 2011.   She served as Senior Vice President, E-Commerce of Walgreens from July 2008 to January 2011.  She has served as a director of Express, Inc., a specialty apparel and accessory retailer, since August 2012.

Mr. Crawford has served as President, Pharmacy, Health and Wellness of Walgreens since September 2010.  He previously served as Executive Vice President from January 2010 to September 2010 and as Senior Vice President from October 2007 to January 2010.  He has served as a director of The Allstate Corporation, an insurance holding company, since January 2013.

Mr. Gourlay has served as our Executive Vice President, President of Customer Experience and Daily Living since October 2013.  Mr. Gourlay is an employee of Alliance Boots and is seconded to Walgreens pursuant to an agreement between Alliance Boots and Walgreens.  He served as Chief Executive of the Health & Beauty Division, Alliance Boots, from January 2009 to September 2013, and previously was Managing Director of Boots U.K. and a member of the Alliance Boots Group operating committee following the acquisition of Alliance Boots plc by AB Acquisitions Ltd in 2007.  He has served as a director of Alliance Boots GmbH since January 2009.

Mr. Miquelon has served as Executive Vice President and Chief Financial Officer since July 2009 and as President, International since October 2012.  Previously, he served as Senior Vice President and Chief Financial Officer from June 2008 to July 2009.   He has served as a director of Acadia Healthcare Company, Inc., a provider of inpatient behavioral health care services, since January 2012 and as a director of Alliance Boots GmbH since August 2012.

Mr. Wagner has served as President, Operations and Community Management of Walgreens since September 2010.  He served as an Executive Vice President from March 2006 to September 2010.

Mr. Sabatino has served as Executive Vice President, General Counsel and Corporate Secretary since September 2011.   Previously, he served as Executive Vice President and General Counsel of UAL Corporation and United Air Lines, Inc. from March 2010 to December 2010 and as Executive Vice President and General Counsel of Schering-Plough Corporation from April 2004 to November 2009.  He has served as a director of Unigene Laboratories, Inc., a biopharmaceutical company focused on small proteins for medical use, since November 2011 and as a director of Alliance Boots GmbH since August 2012.

Mr. Atkinson has served as Senior Vice President and Chief Marketing and Customer Experience Officer since October 2012.  He served as Senior Vice President and Chief Customer Experience Officer from January 2011 to October 2012.  Previously, he served as Executive Vice President of UAL Corporation and United Air Lines, Inc. and President of Mileage Plus frequent flyer program from October 2008 to December 2010.

Mr. Fluegel has served as Senior Vice President and Chief Strategy Officer since October 2012.  Previously, he served as Executive in Residence at Health Evolution Partners from April 2011 to September 2012 and as Executive Vice President and Chief Strategy and External Affairs Officer of Wellpoint, Inc. from September 2007 to December 2010.

Ms. Scholz has served as Senior Vice President - Corporate Financial Operations since October 2012.   She has served as a Senior Vice President since January 2011 and served as Vice President from October 2007 to January 2011.   She served as Controller and Chief Accounting Officer from January 2004 to January 2013.

Mr. Theriault has served as Senior Vice President and Chief Information, Innovation and Improvement Officer of Walgreens since October 2012.   He served as Senior Vice President and Chief Information Officer from October 2009 to October 2012.   Previously, he served as President, Corporate and Institutional Services of Northern Trust Corporation from January 2006 to October 2009.

Ms. Wilson-Thompson has served as Senior Vice President and Chief Human Resources Officer of Walgreens since January 2010.  Previously, she served as Senior Vice President, Global Human Resources of Kellogg Company from July 2005 to December 2009.  She has served as a director of Vulcan Materials Company, a producer of construction aggregates, since 2009.

Mr. Zimmerman has served as Senior Vice President, International and Global Chief Administration Officer since October 2012.  He served as Senior Vice President and Chief Strategy Officer from September 2011 to September 2012.  He has served as a Senior Vice President since January 2011 and served as a Vice President from September 2007 to January 2011.  He has served as a director of Alliance Boots GmbH since August 2012.

Mr. Heidloff has served as Divisional Vice President, Accounting and Controller since January 2013.   He served as Assistant Controller from May 2011 to January 2013.  Previously, he served as Controller of Aon Hewitt, a division of Aon Corporation, from October 2010 to April 2011 and as Assistant Controller of Hewitt Associates, Inc. from September 2008 to September 2010.

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company's common stock is listed on the New York Stock Exchange, Chicago Stock Exchange and The Nasdaq Stock Market LLC under the symbol WAG.  As of August 31, 2013, there were approximately 77,386 holders of record of Company common stock.

The range of the sales prices of the Company's common stock by quarters during the years ended August 31, 2013 and August 31, 2012 are incorporated herein by reference to the caption "Common Stock Prices" on page 45 of the 2013 Annual Report.

The Company's cash dividends per common share declared during the two fiscal years ended August 31 are as follows:

Quarter Ended	2013	2012
November	$.275	$.225
February	.275	.225
May	.275	.225
August	.315	.275
Fiscal Year	$1.14	$.95

The Company has paid cash dividends every quarter since 1933. Future dividends will be determined based on the Company's earnings, capital requirements, financial condition and other factors considered relevant by the Board of Directors.

The following table provides information about purchases by the Company during the quarter ended August 31, 2013 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act. Subject to applicable law, share purchases may be made in open market transactions, privately negotiated transactions, or pursuant to instruments and plans complying with Rule 10b5-1.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Programs (2)
6/01/2013 - 6/30/2013	800,000	$49.67	-
7/01/2013 - 7/31/2013	400,000	45.65	-
8/01/2013 - 8/31/2013	-	-	-
Total	1,200,000	$48.33	-

(1)	The Company purchased 1,200,000 shares of its common stock in open-market transactions to satisfy the requirements of the Company's Omnibus Incentive Plan and employee stock purchase plan.
(2)
On July 13, 2011, the Board of Directors approved a share repurchase program (2012 repurchase program) that allows for the repurchase of up to $2.0 billion of the Company's common stock prior to its expiration on December 31, 2015.  The total remaining authorization under the 2012 repurchase program was $425 million as of August 31, 2013.

Item 6.  Selected Financial Data

The information in response to this item is incorporated herein by reference to the caption "Five-Year Summary of Selected Consolidated Financial Data" on page 19 of the 2013 Annual Report.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The information in response to this item is incorporated herein by reference to the caption "Management's Discussion and Analysis of Results of Operations and Financial Condition" on pages 20 through 27 of the 2013 Annual Report.

Item 7A.  Qualitative and Quantitative Disclosures about Market Risk

We are exposed to interest rate volatility with regard to future issuances of fixed-rate debt, and existing and future issuances of floating-rate debt. Primary exposures include U.S. Treasury rates, LIBOR, and commercial paper rates. From time to time, we use interest rate swaps and forward-starting interest rate swaps to hedge our exposure to interest rate changes, to reduce the volatility of our financing costs and, based on current and projected market conditions, achieve a desired proportion of fixed versus floating-rate debt. Generally under these swaps, we agree with a counterparty to exchange the difference between fixed-rate and floating-rate interest amounts based on an agreed upon notional principal amount.

These financial instruments are sensitive to changes in interest rates. On August 31, 2013, we had $1.6 billion in long-term debt obligations that had floating interest rates. A one percentage point increase or decrease in interest rates would increase or decrease the annual interest expense we recognize and the cash we pay for interest expense by approximately $16 million.

In connection with our Purchase and Option Agreement with Alliance Boots and the transactions contemplated thereby, our exposure to foreign currency risks, primarily with respect to the British pound Sterling, and to a lesser extent the Euro and certain other foreign currencies, is expected to increase.  We are exposed to the translation of foreign currency earnings to the U.S. dollar as a result of our 45% interest in Alliance Boots GmbH, which we account for using the equity method of accounting on a three month lag.   Foreign currency forward contracts and other derivative instruments may be used from time to time in some instances to hedge in full or in part certain risks relating to foreign currency denominated assets and liabilities, intercompany transactions, and in connection with acquisitions, joint ventures or investments outside the United States.  As of August 31, 2013 and August 31, 2012, we did not have any outstanding foreign exchange derivative instruments.

Changes in AmerisourceBergen common stock price and equity volatility may have a significant impact on the value of the warrants to acquire AmerisourceBergen common stock. See "Notes to Consolidated Financial Statements" on pages 33 through 45 of the 2013 Annual Report, which section is incorporated herein by reference. As of August 31, 2013, a one dollar change in AmerisourceBergen's common stock would, holding other factors constant, increase or decrease fair value of the Company's warrants by $15 million and a one percent change in AmerisourceBergen's equity volatility would, holding other factors constant, increase or decrease fair value of the Company's warrants by $7 million.  Additionally, the Company holds an investment in AmerisourceBergen common stock.  As of August 31, 2013, a one dollar change in AmerisourceBergen's common stock would increase or decrease the fair value of the Company's investment by $4 million.

Item 8.  Financial Statements and Supplementary Data

See Item 15.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Form 10-K. The controls evaluation was conducted under the supervision and with the participation of the Company's management, including its Chief Executive Officer (CEO) and Chief Financial Officer (CFO). Based upon the controls evaluation, our CEO and CFO have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC, and that such information is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Report on Internal Control Over Financial Reporting
Management's report on internal control over financial reporting and the report of Deloitte & Touche LLP, the Company's independent registered public accounting firm, related to their assessment of the effectiveness of internal control over financial reporting are included in our fiscal 2013 Annual Report and are incorporated in this Item 9A by reference.

Changes in Internal Control over Financial Reporting

In connection with the evaluation pursuant to Exchange Act Rule 13a-15(d) of the Company's internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) by the Company's management, including its CEO and CFO, no changes during the quarter ended August 31, 2013 were identified that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by Item 10, with the exception of the information relating to the executive officers of the Company, which is presented in Part I above under the heading "Executive Officers of the Registrant," is incorporated herein by reference to the following sections of the Company's 2013 Proxy Statement:  Proposal 1, Election of Directors; The Board of Directors, Board Committees and Corporate Governance; and Section 16(a) Beneficial Ownership Reporting Compliance.

The Company has adopted a Code of Business Conduct applicable to all employees, officers and directors that incorporates policies and guidelines designed to deter wrongdoing and to promote honest and ethical conduct and compliance with applicable laws and regulations. The Company has also adopted a Code of Ethics for Financial Executives. This Code applies to and has been signed by the Chief Executive Officer, the Chief Financial Officer and the Controller. The Company intends to promptly disclose on its website in accordance with applicable rules required disclosure of changes to or waivers, if any, of the Code of Ethics for Financial Executives or the Code of Business Conduct for directors and executive officers.

Charters of all committees of the Company's Board of Directors, as well as the Company's Corporate Governance Guidelines and Code of Ethics for Financial Executives and Code of Business Conduct, are available on the Company's website at investor.walgreens.com or, upon written request, in printed hardcopy form. Written requests should be sent to Walgreen Co., Attention: Shareholder Relations, Mail Stop #1833, 108 Wilmot Road, Deerfield, Illinois 60015.

Item 11.  Executive Compensation

The information required by Item 11 is incorporated herein by reference to the following sections of the Company's 2013 Proxy Statement: Director Compensation; and Executive Compensation.

The material incorporated herein by reference to the material under the caption "Compensation Committee Report" in the Proxy Statement shall be deemed furnished, and not filed, in this Annual Report on Form 10-K and shall not be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, as a result of this furnishing, except to the extent that the Company specifically incorporates it by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is incorporated herein by reference to the following sections of the Company's 2013 Proxy Statement: Security Ownership of Certain Beneficial Owners and Management; and Equity Compensation Plans.

Item 13.  Certain Relationships and Related Transactions and Director Independence

The information required by Item 13 is incorporated herein by reference to the following sections of the Company's 2013 Proxy Statement: Certain Relationships and Related Transactions; and The Board of Directors, Board Committees and Corporate Governance.

Item 14.  Principal Accounting Fees and Services

The information required by Item 14 is incorporated herein by reference to the following sections of the Company's 2013 Proxy Statement: Independent Registered Public Accounting Firm Fees and Services.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)	Documents filed as part of this report:

(1)	Financial statements. The following financial statements, supplementary data, and report of independent public accountants appearing in the 2013 Annual Report are incorporated herein by reference.

2013 Annual Report Page Number (printed)
Management's Report on Internal Control	27
Reports of Independent Registered Public Accounting Firms	28
Consolidated Statements of Comprehensive Income and Shareholders' Equity for the years ended August 31, 2013, 2012 and 2011	29 – 30
Consolidated Balance Sheets at August 31, 2013 and 2012	31
Consolidated Statements of Cash Flows for the years ended August 31, 2013, 2012 and 2011	32
Notes to Consolidated Financial Statements	33 – 45

(2)	Financial statement schedules and supplementary information

Schedules I, II, III, IV and V are not submitted because they are not applicable or not required or because the required information is included in the Financial Statements in (1) above or notes thereto.

Other Financial Statements -

Separate financial statements of the registrant have been omitted because it is primarily an operating company, and all of its subsidiaries are included in the consolidated financial statements.

Alliance Boots GmbH

Since August 2, 2012, we have had an investment in Alliance Boots GmbH that we account for using the equity method of accounting.  SEC Rule 3-09 of Regulation S-X requires that we include or incorporate by reference Alliance Boots GmbH financial statements in this Annual Report on Form 10-K since our investment was considered to be significant in the context of Rule 3-09 for the year ended August 31, 2013. Alliance Boots GmbH audited consolidated financial statements for the years ended March 31, 2013 and 2012 are filed as Exhibit 99.1 hereto and incorporated herein by reference.

(3)	Exhibits. Exhibits 10.1 through 10.53 constitute management contracts or compensatory plans or arrangements required to be filed as exhibits pursuant to Item 15(b) of this Form 10-K.

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

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time.

(b)            Exhibits

Exhibit No.	Description	SEC Document Reference
2.1*	Purchase and Option Agreement by and among Walgreen Co., Alliance Boots GmbH and AB Acquisitions Holdings Limited dated June 18, 2012 and related annexes.	Incorporated by reference to Exhibit 2.1 to Walgreen Co.'s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on June 19, 2012.

3.1	Amended and Restated Articles of Incorporation of Walgreen Co.	Incorporated by reference to Exhibit 3.1 to Walgreen Co.'s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on January 19, 2011.

3.2	Amended and Restated By-Laws of Walgreen Co., as amended effective as of August 2, 2012.	Incorporated by reference to Exhibit 3.1 to Walgreen Co.'s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on August 6, 2012.

4.1**	Form of Indenture between Walgreen Co. and Wells Fargo Bank, National Association.	Incorporated by reference to Exhibit 4.1 to Walgreen Co.'s registration statement on Form S-3ASR (File No. 333-152315) filed with the SEC on July 14, 2008.

4.2	Form of 5.25% Note due 2019.	Incorporated by reference to Exhibit 4.1 to Walgreen Co.'s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on January 13, 2009.

4.3	Form of Floating Rate Note due 2014.	Incorporated by reference to Exhibit 4.1 to Walgreen Co.'s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on September 13, 2012.

4.4	Form of 1.000% Note due 2015.	Incorporated by reference to Exhibit 4.2 to Walgreen Co.'s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on September 13, 2012.

4.5	Form of 1.800% Note due 2017.	Incorporated by reference to Exhibit 4.3 to Walgreen Co.'s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on September 13, 2012.

4.6	Form of 3.100% Note due 2022.	Incorporated by reference to Exhibit 4.4 to Walgreen Co.'s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on September 13, 2012.

4.7	Form of 4.400% Note due 2042.	Incorporated by reference to Exhibit 4.5 to Walgreen Co.'s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on September 13, 2012.

4.8
Shareholders Agreement, dated as of August 2, 2012, among Walgreen Co., Stefano Pessina, KKR Sprint (European II) Limited, KKR Sprint (2006) Limited and KKR Sprint (KPE) Limited, Alliance Santé Participations S.A., Kohlberg Kravis Roberts & Co. L.P. and certain other investors party thereto.
Incorporated by reference to Exhibit 4.1 to Walgreen Co.'s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on August 6, 2012.

10.1	Walgreen Co. Management Incentive Plan (as amended and restated effective September 1, 2008).	Incorporated by reference to Exhibit 10.3 to Walgreen Co.'s Annual Report on Form 10-K for the fiscal year ended August 31, 2008 (File No. 1-00604).

10.2	Walgreen Co. 2011 Cash-Based Incentive Plan.	Incorporated by reference to Exhibit 10.1 to Walgreen Co.'s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on January 17, 2012.

10.3	Walgreen Co. 2013 Omnibus Incentive Plan.	Incorporated by reference to Exhibit 10.1 to Walgreen Co.'s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on January 14, 2013.

10.4	Forms of Restricted Stock Unit Award agreement (effective October, 2013).	Filed herewith

10.5	Form of Performance Share Award agreement (effective January 10, 2013).	Incorporated by reference to Exhibit 10.3 to Walgreen Co.'s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on January 14, 2013.

10.6	Form of Stock Option Award agreement (effective January 10, 2013).	Incorporated by reference to Exhibit 10.4 to Walgreen Co.'s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on January 14, 2013.

10.7	Walgreen Co. Long-Term Performance Incentive Plan (amendment and restatement of the Walgreen Co. Restricted Performance Share Plan).	Incorporated by reference to Exhibit 10.1 to Walgreen Co.'s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on January 11, 2007.

10.8	Walgreen Co. Long-Term Performance Incentive Plan Amendment No. 1 (effective January 10, 2007).	Incorporated by reference to Exhibit 10.2 to Walgreen Co.'s Quarterly Report on Form 10-Q for the quarter ended February 28, 2007 (File No. 1-00604).

10.9	Walgreen Co. Long-Term Performance Incentive Plan Amendment No. 2.	Incorporated by reference to Exhibit 10.1 to Walgreen Co.'s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on April 14, 2011.

10.10	Form of Restricted Stock Unit Award Agreement (August 15, 2011 grants).	Incorporated by reference to Exhibit 10.5 to Walgreen Co.'s Annual Report on Form 10-K for the fiscal year ended August 31, 2011 (File No. 1-00604).

10.11	Form of Restricted Stock Unit Award Agreement (effective November 1, 2012).	Incorporated by reference to Exhibit 10.7 to Walgreen Co.'s Annual Report on Form 10-K for the fiscal year ended August 31, 2012 (File No. 1-00604).

10.12	Form of Performance Share Contingent Award Agreement (effective September 1, 2008).	Incorporated by reference to Exhibit 10.14 to Walgreen Co.'s Annual Report on Form 10-K for the fiscal year ended August 31, 2008 (File No. 1-00604).

10.13	Form of Performance Share Contingent Award Agreement (effective September 1, 2011).	Incorporated by reference to Exhibit 10.8 to Walgreen Co.'s Annual Report on Form 10-K for the fiscal year ended August 31, 2011 (File No. 1-00604).

10.14	Walgreen Co. Executive Stock Option Plan (as amended and restated effective January 13, 2010).	Incorporated by reference to Exhibit 99.1 to Walgreen Co.'s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on January 20, 2010.

10.15	Form of Stock Option Agreement (Benefit Indicator 512 - 515) (effective September 1, 2011).	Incorporated by reference to Exhibit 10.11 to Walgreen Co.'s Annual Report on Form 10-K for the fiscal year ended August 31, 2011 (File No. 1-00604).

10.16	Form of Stock Option Agreement (Benefit Indicator 516 and above) (effective September 1, 2011).	Incorporated by reference to Exhibit 10.12 to Walgreen Co.'s Annual Report on Form 10-K for the fiscal year ended August 31, 2011 (File No. 1-00604).

10.17	Walgreen Co. 1986 Executive Deferred Compensation/Capital Accumulation Plan.	Incorporated by reference to Exhibit 10 to Walgreen Co.'s Annual Report on Form 10-K for the fiscal year ended August 31, 1986 (File No. 1-00604).

10.18	Walgreen Co. 1988 Executive Deferred Compensation/Capital Accumulation Plan.	Incorporated by reference to Exhibit 10 to Walgreen Co.'s Quarterly Report on Form 10-Q for the quarter ended November 30, 1987 (File No. 1-00604).

10.19	Amendments to Walgreen Co. 1986 and 1988 Executive Deferred Compensation/ Capital Accumulation Plans.	Incorporated by reference to Exhibit 10 to Walgreen Co.'s Quarterly Report on Form 10-Q for the quarter ended November 30, 1988 (File No. 1-00604).

10.20	Walgreen Co. 1992 Executive Deferred Compensation/Capital Accumulation Plan Series 1.	Incorporated by reference to Exhibit 10 to Walgreen Co.'s Annual Report on Form 10-K for the fiscal year ended August 31, 1992 (File No. 1-00604).

10.21	Walgreen Co. 1992 Executive Deferred Compensation/Capital Accumulation Plan Series 2.	Incorporated by reference to Exhibit 10 to Walgreen Co.'s Annual Report on Form 10-K for the fiscal year ended August 31, 1992 (File No. 1-00604).

10.22	Walgreen Co. 1997 Executive Deferred Compensation/Capital Accumulation Plan Series 1.	Incorporated by reference to Exhibit 10(c) to Walgreen Co.'s Quarterly Report on Form 10-Q for the quarter ended February 28, 1997 (File No. 1-00604).

10.23	Walgreen Co. 1997 Executive Deferred Compensation/Capital Accumulation Plan Series 2.	Incorporated by reference to Exhibit 10(d) to Walgreen Co.'s Quarterly Report on Form 10-Q for the quarter ended February 28, 1997 (File No. 1-00604).

10.24	Walgreen Co. 2001 Executive Deferred Compensation/Capital Accumulation Plan.	Incorporated by reference to Exhibit 10(g) to Walgreen Co.'s Annual Report on Form 10-K for the fiscal year ended August 31, 2001 (File No. 1-00604).

10.25	Walgreen Co. 2002 Executive Deferred Compensation/Capital Accumulation Plan.	Incorporated by reference to Exhibit 10(g) to Walgreen Co.'s Annual Report on Form 10-K for the fiscal year ended August 31, 2002 (File No. 1-00604).

10.26	Amendment to the Walgreen Co. 1986, 1988, 1992 (Series 1), 1992 (Series 2), 1997 (Series 1), 1997 (Series 2), 2001 and 2002 Executive Deferred Compensation/ Capital Accumulation Plans.	Incorporated by reference to Exhibit 10.3 to Walgreen Co.'s Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2009 (File No. 1-00604).

10.27	Walgreen Co. 2006 Executive Deferred Compensation/Capital Accumulation Plan (effective January 1, 2006).	Incorporated by reference to Exhibit 10(b) to Walgreen Co.'s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2005 (File No. 1-00604).

10.28	Walgreen Co. 2011 Executive Deferred Compensation Plan.	Incorporated by reference to Exhibit 10.1 to Walgreen Co.'s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on November 12, 2010.

10.29	Amendment No. 1 to the Walgreen Co. 2011 Executive Deferred Compensation Plan.	Incorporated by reference to Exhibit 10.1 to Walgreen Co.'s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on January 19, 2011.

10.30	Walgreen Co. Executive Deferred Profit-Sharing Plan, as amended and restated effective January 1, 2012.	Incorporated by reference to Exhibit 10.2 to Walgreen Co.'s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on July 15, 2011.

10.31	Amendment to Walgreen Co. Executive Deferred Profit-Sharing Plan.	Incorporated by reference to Exhibit 10.5 to Walgreen Co.'s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on January 14, 2013.

10.32	Share Walgreens Stock Purchase/Option Plan (effective October 1, 1992), as amended.	Incorporated by reference to Exhibit 10(d) to Walgreen Co.'s Quarterly Report on Form 10-Q for the quarter ended February 28, 2003 (File No. 1-00604).

10.33	Share Walgreens Stock Purchase/Option Plan Amendment No. 4 (effective July 15, 2005), as amended.	Incorporated by reference to Exhibit 10(h)(ii) to Walgreen Co.'s Annual Report on Form 10-K for the fiscal year ended August 31, 2005 (File No. 1-00604).

10.34	Share Walgreens Stock Purchase/Option Plan Amendment No. 5 (effective October 11, 2006).	Incorporated by reference to Exhibit 10(b) to Walgreen Co.'s Quarterly Report on Form 10-Q for the quarter ended November 30, 2006 (File No. 1-00604).

10.35	Walgreen Select Senior Executive Retiree Medical Expense Plan.	Incorporated by reference to Exhibit 10(j) to Walgreen Co.'s Annual Report on Form 10-K for the fiscal year ended August 31, 1996 (File No. 1-00604).

10.36	Walgreen Select Senior Executive Retiree Medical Expense Plan Amendment No. 1 (effective August 1, 2002).	Incorporated by reference to Exhibit 10(a) to Walgreen Co.'s Quarterly Report on Form 10-Q for the quarter ended February 28, 2003 (File No. 1-00604).

10.37	Walgreen Co. 162(m) Deferred Compensation Plan, as amended and restated.	Incorporated by reference to Exhibit 10.1 to Walgreen Co.'s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on October 17, 2011.

10.38	Walgreen Co. Nonemployee Director Stock Plan, as amended and restated (effective January 14, 2004).	Incorporated by reference to Exhibit 10(a) to Walgreen Co.'s Quarterly Report on Form 10-Q for the quarter ended February 29, 2004 (File No. 1-00604).

10.39	Walgreen Co. Nonemployee Director Stock Plan Amendment No. 1 (effective October 12, 2005).	Incorporated by reference to Exhibit 10(a) to Walgreen Co.'s Quarterly Report on Form 10-Q for the quarter ended November 30, 2005 (File No. 1-00604).

10.40	Walgreen Co. Nonemployee Director Stock Plan Amendment No. 2 (effective October 11, 2006).	Incorporated by reference to Exhibit 10(f) to Walgreen Co.'s Quarterly Report on Form 10-Q for the quarter ended November 30, 2006 (File No. 1-00604).

10.41	Walgreen Co. Nonemployee Director Stock Plan Amendment No. 3 (effective September 1, 2009).	Incorporated by reference to Exhibit 10.43 to Walgreen Co.'s Annual Report on Form 10-K for the fiscal year ended August 31, 2010 (File No. 1-00604).

10.42	Form of Change of Control Employment Agreements.	Incorporated by reference to Exhibit 10 to Walgreen Co.'s Current Report on Form 8-K dated October 18, 1988 (File No. 1-00604).

10.43	Form of Amendment to Change of Control Employment Agreements (effective January 1, 2009).	Incorporated by reference to Exhibit 10.2 to Walgreen Co.'s Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2009 (File No. 1-00604).

10.44	Amendment to Employment Agreements adopted July 12, 1989.	Incorporated by reference to Exhibit 10 to Walgreen Co.'s Annual Report on Form 10-K for the fiscal year ended August 31, 1989 (File No. 1-00604).

10.45	Walgreen Co. Executive Severance and Change in Control Plan effective January 1, 2013.	Incorporated by reference to Exhibit 10.1 to Walgreen Co.'s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on July 16, 2012.

10.46	Executive Stock Option Plan – Stock Option Agreement made as of October 10, 2008 between Alan G. McNally and Walgreen Co.	Incorporated by reference to Exhibit 10.8 to Walgreen Co.'s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2008 (File No. 1-00604).

10.47	Long-Term Performance Incentive Plan – Restricted Stock Unit Award Agreement made as of October 10, 2008 between Alan G. McNally and Walgreen Co.	Incorporated by reference to Exhibit 10.9 to Walgreen Co.'s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2008 (File No. 1-00604).

10.48	Offer letter agreement dated March 10, 2011 between Joseph C. Magnacca and Walgreen Co.	Incorporated by reference to Exhibit 10.3 to Walgreen Co.'s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2011 (File No. 1-00604).

10.49	Offer letter agreement dated August 9, 2011 between Thomas J. Sabatino and Walgreen Co.	Incorporated by reference to Exhibit 10.55 to Walgreen Co.'s Annual Report on Form 10-K for the fiscal year ended August 31, 2011 (File No. 1-00604).

10.50	drugstore.com, inc., 1998 Stock Plan, as amended.	Incorporated by reference to Exhibit 99.1 to Walgreen Co.'s Registration Statement on Form S-8 (File No. 333-174811) filed with the SEC on June 9, 2011.

10.51	drugstore.com, inc., 2008 Equity Incentive Plan, as amended.	Incorporated by reference to Exhibit 99.2 to Walgreen Co.'s Registration Statement on Form S-8 (File No. 333-174811) filed with the SEC on June 9, 2011.

10.52	Secondment Agreement dated September 27, 2013 between Alliance Boots Management Services Limited and Walgreen Co.	Filed herewith

10.53	Assignment Letter dated September 27, 2013 between Alexander Gourlay and Alliance Boots Management Services Ltd.	Filed herewith

10.54
Credit Agreement, dated as of July 23, 2012, among Walgreen Co., the lenders party thereto, Bank of America, N.A., as administrative agent and a letter of credit issuer, and Wells Fargo Bank, National Association, as a letter of credit issuer.

Incorporated by reference to Exhibit 10.2 to Walgreen Co.'s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on July 26, 2012.
10.55
Second Amendment to Credit Agreement, dated as of July 23, 2012, by and among Walgreen Co., the lenders party thereto, Bank of America, N.A., as administrative agent and a letter of credit issuer and Wells Fargo Bank, National Association, as a letter of credit issuer (including the Credit Agreement, dated as of July 20, 2011, as amended by such Second Amendment to Credit Agreement, as an exhibit thereto).
Incorporated by reference to Exhibit 10.3 to Walgreen Co.'s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on July 26, 2012.

10.56	Shareholders' Agreement, dated as of August 2, 2012, by and among Alliance Boots GmbH, AB Acquisition Holdings Limited and Walgreen Co.	Incorporated by reference to Exhibit 10.1 to Walgreen Co.'s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on August 6, 2012.

10.57
Framework Agreement, dated as of March 18, 2013, by and among Walgreen Co., Alliance Boots GmbH and AmerisourceBergen Corporation, including as Annex B-1 thereto, the form of Warrant 1 and, as Annex B-2 thereto, the form of Warrant 2 (Walgreen Co. was issued 50% of each of the referenced Warrants).
Incorporated by reference to Exhibit 10.1 to Walgreen Co.'s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on March 20, 2013.

10.58	Shareholders Agreement, dated as of March 18, 2013, by and among Walgreen Co., Alliance Boots GmbH and AmerisourceBergen Corporation.	Incorporated by reference to Exhibit 10.2 to Walgreen Co.'s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on March 20, 2013.

10.59	Transaction Rights Agreement, dated as of March 18, 2013, by and among Walgreen Co., Walgreens Pharmacy Strategies, LLC, Alliance Boots GmbH, Alliance Boots Luxembourg S.à r.l., and WAB Holdings LLC.	Incorporated by reference to Exhibit 10.3 to Walgreen Co.'s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on March 20, 2013.

10.60	Limited Liability Company Agreement of WAB Holdings LLC, dated as of March 18, 2013, by and between Walgreens Pharmacy Strategies, LLC and Alliance Boots Luxembourg S.à r.l.	Incorporated by reference to Exhibit 10.4 to Walgreen Co.'s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on March 20, 2013.

12.	Computation of Ratio of Earnings to Fixed Charges.	Filed herewith.

13.	Portions of the Walgreen Co. Annual Report to Shareholders for the fiscal year ended August 31, 2013.
This report, except for those portions thereof which are expressly incorporated by reference in this Form 10-K, is being furnished for the information of the SEC and is not deemed to be "filed" as a part of the filing of this Form 10-K.

21.	Subsidiaries of the Registrant.	Filed herewith.

23.1	Consent of Deloitte & Touche LLP.	Filed herewith.

23.2	Consent of KPMG Audit Plc.	Filed herewith.

23.3	Consent of KPMG Audit Plc.	Filed herewith.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.	Furnished herewith.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.	Furnished herewith.

99.1	Alliance Boots GmbH audited consolidated financial statements for the years ended March 31, 2013 and 2012.	Incorporated by reference to Exhibit 99.1 to Walgreen Co.'s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on May 15, 2013.

101
The following financial statements and footnotes from the Walgreen Co. Annual Report on Form 10-K for the year ended August 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statement of Earnings; (ii) Consolidated Statement of Cash Flows; (iii) Consolidated Balance Sheet; (iv) Consolidated Statement of Shareholders' Equity, and (v) the Notes to Consolidated Financial Statements.
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

WALGREEN CO.
October 18, 2013                                                                                                  By:   /s/    Wade D. Miquelon
Wade D. Miquelon
 Executive Vice President, Chief Financial Officer and President, International

Pursuant to the requirements of the Securities and Exchange Act of 1934 this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Gregory D. Wasson	President and Chief Executive Officer	October 18, 2013
Gregory D. Wasson	(Principal Executive Officer) and Director

/s/ Wade D. Miquelon	Executive Vice President, Chief	October 18, 2013
Wade D. Miquelon	Financial Officer and President, International (Principal Financial Officer)

/s/ Theodore J. Heidloff	Divisional Vice President, Accounting	October 18, 2013
Theodore J. Heidloff	and Controller (Principal Accounting Officer)

/s/ James A. Skinner	Chairman of the Board	October 18, 2013
James A. Skinner
/s/ Janice M. Babiak	Director	October 18, 2013
Janice M. Babiak

/s/ David J. Brailer	Director	October 18, 2013
David J. Brailer

/s/ Steven A. Davis	Director	October 18, 2013
Steven A. Davis

/s/ William C. Foote	Director	October 18, 2013
William C. Foote

/s/ Mark P. Frissora	Director	October 18, 2013
Mark P. Frissora

/s/ Ginger L. Graham	Director	October 18, 2013
Ginger L. Graham

/s/ Alan G. McNally	Director	October 18, 2013
Alan G. McNally

/s/ Dominic P. Murphy	Director	October 18, 2013
Dominic P. Murphy

/s/ Stefano Pessina	Director	October 18, 2013
Stefano Pessina

/s/ Nancy M. Schlichting	Director	October 18, 2013
Nancy M. Schlichting

/s/ Alejandro Silva	Director	October 18, 2013
Alejandro Silva

INDEX

Exhibit No.	Description

10.4	Forms of Restricted Stock Unit Award agreement (effective October 2013).

10.52	Secondment Agreement dated September 27, 2013 between Alliance Boots Management Services Limited and Walgreen Co.

10.53	Assignment Letter dated September 27, 2013 between Alexander Gourlay and Alliance Boots Management Services Ltd.

12	Computation of Ratio of Earnings to Fixed Charges.

13
Portions of the Walgreen Co. Annual Report to shareholders for the fiscal year ended August 31, 2013. This report, except for those portions thereof which are expressly incorporated by reference in this Form 10-K, is being furnished for the information of the Securities and Exchange Commission and is not deemed to be "filed" as a part of the filing of this Form 10-K.

21	Subsidiaries of the Registrant.

23.1	Consent of Deloitte & Touche LLP.

23.2	Consent of KPMG Audit Plc.

23.3	Consent of KPMG Audit Plc.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

101
The following financial statements and footnotes from the Walgreen Co. Annual Report on Form 10-K for the year ended August 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statement of Comprehensive Income; (ii) Consolidated Statement of Cash Flows; (iii) Consolidated Balance Sheet; (iv) Consolidated Statement of Shareholders' Equity, and (v) the Notes to Consolidated Financial Statements.