Form 10-Q
period 2013-11-30
WALGREEN CO
filed 2013-12-27
CIK 104207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended November 30, 2013

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
Yes ☐ No ☑

The number of shares outstanding of the registrant's Common Stock, $.078125 par value, as of November 30, 2013 was 950,171,285.

WALGREEN CO.

FORM 10-Q FOR THE QUARTER ENDED NOVEMBER 30, 2013

TABLE OF CONTENTS

PART I.                          FINANCIAL INFORMATION

Item 1.	Consolidated Condensed Financial Statements (Unaudited)
	a)	Balance Sheets
	b)	Statement of Equity
	c)	Statements of Earnings
	d)	Statements of Comprehensive Income
	e)	Statements of Cash Flows
	f)	Notes to Financial Statements
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosure about Market Risk
Item 4.	Controls and Procedures

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings
Item 1A.	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 6.	Exhibits

PART I. FINANCIAL INFORMATION

Item 1.  Consolidated Condensed Financial Statements (Unaudited)

WALGREEN CO. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(UNAUDITED)
(In millions, except per share amounts)

	November 30,	August 31,	November 30,
	2013	2013	2012
Assets
Current Assets:
Cash and cash equivalents	$969	$2,106	$1,829
Accounts receivable, net	2,727	2,632	2,264
Inventories	7,729	6,852	7,821
Other current assets	297	284	248
Total Current Assets	11,722	11,874	12,162
Non-Current Assets:
Property and equipment, at cost, less accumulated depreciation and amortization	12,351	12,138	12,110
Equity investment in Alliance Boots	6,439	6,261	6,112
Alliance Boots call option	856	839	876
Goodwill	2,491	2,410	2,404
Other non-current assets	2,622	1,959	1,595
Total Non-Current Assets	24,759	23,607	23,097
Total Assets	$36,481	$35,481	$35,259

Liabilities & Equity
Current Liabilities:
Short-term borrowings	$571	$570	$1,316
Trade accounts payable	4,762	4,635	4,821
Accrued expenses and other liabilities	3,210	3,577	3,028
Income taxes	278	101	155
Total Current Liabilities	8,821	8,883	9,320
Non-Current Liabilities:
Long-term debt	4,501	4,477	5,069
Deferred income taxes	778	600	559
Other non-current liabilities	2,325	2,067	1,932
Total Non-Current Liabilities	7,604	7,144	7,560
Commitments and Contingencies (see Note 11)
Equity:
Preferred stock $.0625 par value; authorized 32 million shares, none issued	-	-	-
Common stock $.078125 par value; authorized 3.2 billion shares; issued 1,028,180,150 at November 30, 2013, August 31, 2013 and November 30, 2012	80	80	80
Paid-in capital	1,053	1,074	930
Employee stock loan receivable	(10)	(11)	(15)
Retained earnings	21,918	21,523	20,308
Accumulated other comprehensive income (loss)	22	(98)	45
Treasury stock, at cost; 78,008,865 shares at November 30, 2013, 81,584,572 at August 31, 2013 and 83,075,411 at November 30, 2012	(3,042)	(3,114)	(2,969)
Total Walgreen Co. Shareholders' Equity	20,021	19,454	18,379
Noncontrolling interests	35	-	-
Total Equity	20,056	19,454	18,379
Total Liabilities & Equity	$36,481	$35,481	$35,259

The accompanying Notes to Consolidated Condensed Financial
Statements are an integral part of these Statements.

WALGREEN CO. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF EQUITY
(UNAUDITED)
For the three month period ended, November 30, 2013
(In millions, except per share amounts)

	Equity attributable to Walgreen Co.
	Common Stock Shares	Common Stock Amount	Treasury Stock Amount	Paid-In Capital	Employee Stock Loan Receivable	Accumulated Other Comprehensive Income(Loss)	Retained Earnings	Noncontrolling Interests	Total Equity
Balance, August 31, 2013	946,595,578	$80	$(3,114)	$1,074	$(11)	$(98)	$21,523	$-	$19,454
Net earnings	-	-	-	-	-	-	695	9	704
Other Comprehensive Income, net of tax	-	-	-	-	-	120	-	-	120
Dividends declared ($.3150 per share)	-	-	-	-	-	-	(300)	-	(300)
Treasury stock purchases	(3,703,799)	-	(205)	-	-	-	-	-	(205)
Employee stock purchase and option plans	7,279,506	-	277	(42)	-	-	-	-	235
Stock-based compensation	-	-	-	21	-	-	-	-	21
Employee stock loan receivable	-	-	-	-	1	-	-	-	1
Other	-	-	-	-	-	-	-	26	26
Balance, November 30, 2013	950,171,285	$80	$(3,042)	$1,053	$(10)	$22	$21,918	$35	$20,056

The accompanying Notes to Consolidated Condensed Financial
Statements are an integral part of these Statements.

WALGREEN CO. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
(UNAUDITED)
(In millions, except per share amounts)

	Three Months Ended November 30,
	2013	2012

Net sales	$18,329	$17,316
Cost of sales	13,177	12,217
Gross Profit	5,152	5,099

Selling, general and administrative expenses	4,379	4,398
Equity earnings in Alliance Boots	151	4
Operating Income	924	705

Interest expense, net	41	37
Other income	225	-
Earnings Before Income Tax Provision	1,108	668
Income tax provision	404	255
Net Earnings	704	413
Net earnings attributable to noncontrolling interests	9	-
Net Earnings Attributable to Walgreen Co.	$695	$413

Net earnings per common share attributable to Walgreen Co. – basic	$.73	$.44
Net earnings per common share attributable to Walgreen Co. – diluted	$.72	$.43

Dividends declared	$.3150	$.2750

Average shares outstanding	949.3	945.3
Dilutive effect of stock options	12.2	5.9
Average diluted shares	961.5	951.2

The accompanying Notes to Consolidated Condensed Financial
Statements are an integral part of these Statements.

WALGREEN CO. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(In millions)

	Three Months Ended November 30,
	2013	2012
Comprehensive Income
Net Earnings	$704	$413
Other comprehensive income (loss), net of tax:
Postretirement liability	8	(2)
Changes in unrecognized gain on available-for-sale investments	84	-
Share of other comprehensive income of Alliance Boots	(34)	(72)
Cumulative translation adjustments	62	50
Total Other Comprehensive Income	120	(24)
Total Comprehensive Income	824	389

Comprehensive income attributable to noncontrolling interests	9	-
Comprehensive income attributable to Walgreen Co.	$815	$389

The accompanying Notes to Consolidated Condensed Financial
Statements are an integral part of these Statements.

WALGREEN CO. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In millions)

	Three Months Ended November 30,
	2013	2012

Cash Flows from Operating Activities:
Net earnings	$704	$413
Adjustments to reconcile net earnings to net cash provided by operating activities -
Depreciation and amortization	332	313
Change in fair value of warrants and related amortization	(225)	-
Deferred income taxes	129	30
Stock compensation expense	21	20
Equity earnings in Alliance Boots	(151)	(4)
Other	94	43
Changes in operating assets and liabilities -
Accounts receivable, net	(74)	(98)
Inventories	(815)	(698)
Other current assets	(12)	14
Trade accounts payable	97	389
Accrued expenses and other liabilities	(232)	(15)
Income taxes	190	194
Other non-current assets and liabilities	75	-
Net cash provided by operating activities	133	601

Cash Flows from Investing Activities:
Additions to property and equipment	(364)	(336)
Proceeds from sale of assets	14	10
Business and intangible asset acquisitions, net of cash received	(243)	(471)
Purchases of short-term investments held to maturity	(19)	-
Proceeds from short-term investments held to maturity	19	-
Investment in AmerisourceBergen	(290)	-
Other	(42)	(12)
Net cash used for investing activities	(925)	(809)

Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	-	4,000
Payments of long-term debt	-	(3,000)
Stock purchases	(205)	(50)
Proceeds related to employee stock plans	173	45
Cash dividends paid	(298)	(260)
Other	(15)	5
Net cash (used for) provided by financing activities	(345)	740

Changes in Cash and Cash Equivalents:
Net (decrease) increase in cash and cash equivalents	(1,137)	532
Cash and cash equivalents at beginning of period	2,106	1,297
Cash and cash equivalents at end of period	$969	$1,829

The accompanying Notes to Consolidated Condensed Financial
Statements are an integral part of these Statements.

WALGREEN CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1.  Basis of Presentation
The consolidated condensed financial statements of Walgreen Co. and subsidiaries included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting.  The Consolidated Condensed Balance Sheets as of November 30, 2013, August 31, 2013 and November 30, 2012, the Consolidated Condensed Statement of Equity as of November 30, 2013, the Consolidated Condensed Statements of Earnings and Consolidated Condensed Statements of Comprehensive Income for the three months ended November 30, 2013 and 2012, and the Consolidated Condensed Statements of Cash Flows for the three months ended November 30, 2013 and 2012, have been prepared without audit.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  These unaudited consolidated condensed financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2013.

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

The Company's 45% proportionate share of earnings in the Alliance Boots GmbH (Alliance Boots) equity method investment is included in consolidated net earnings and reported on a three-month lag. The Company reports its share of equity earnings in Alliance Boots within the operating section in the Consolidated Condensed Statements of Earnings because operations of Alliance Boots are integral to Walgreens.  The companies share common board of director members, recognize purchasing synergies through Walgreens Boots Alliance Development GmbH, a 50/50 joint venture, as well as engage in intercompany sales transactions on select front end merchandise.  Because of the three-month lag and the timing of the closing of this investment, only August's results of operations are reflected in the equity earnings in Alliance Boots included in the Company's reported net earnings for the fiscal quarter ended November 30, 2012 compared to three months of operating results in the current fiscal quarter.

The financial results of the Walgreens Boots Alliance Development GmbH joint venture are fully consolidated into the Company's consolidated condensed financial statements and reported without a lag.  As the joint venture is included within the Company's operating results, Alliance Boots proportionate share of Walgreens Boots Alliance Development GmbH earnings is removed from equity earnings and presented as a component of noncontrolling interests.

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to use judgment in the application of accounting policies, including making estimates and assumptions.  The Company bases its estimates on the information available at the time, its experience and on various other assumptions believed to be reasonable under the circumstances.  Adjustments may be made in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain.  Actual results may differ.  For a discussion of the Company's significant accounting policies, please see the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2013.

Note 2.  Inventories

Inventories are valued on a lower of last-in, first-out (LIFO) cost or market basis.  At November 30, 2013, August 31, 2013 and November 30, 2012, inventories would have been greater by $2.2 billion, $2.1 billion and $2.0 billion, respectively, if they had been valued on a lower of first-in, first-out (FIFO) cost or market basis.  LIFO inventory costs can only be determined annually when inflation rates and inventory levels are finalized; therefore, LIFO inventory costs for interim financial statements are estimated. Inventory includes product costs, inbound freight, warehousing costs and vendor allowances not classified as a reduction of advertising expense.

Note 3.  Liability for Closed Locations

The Company provides for future costs related to closed locations.  The liability is based on the present value of future rent obligations and other related costs (net of estimated sublease rent) to the first lease option date.  During the three month period ended November 30, 2013, the Company recorded charges of $27 million for facilities that were closed or relocated under long-term leases.  This compares to $26 million for the three month period ended November 30, 2012.  These charges are reported in selling, general and administrative expenses on the Consolidated Condensed Statements of Earnings.

The changes in reserve for facility closings and related lease termination charges include the following (In millions):

	November 30,	August 31,	November 30,
	2013	2013	2012
Balance – beginning of period	$123	$117	$117
Provision for present value of non-cancellable lease payments on closed facilities	23	34	19
Assumptions about future sublease income, terminations and changes in interest rates	3	(6)	3
Interest accretion	1	15	4
Cash payments, net of sublease income	(7)	(37)	(10)
Balance – end of period	$143	$123	$133

Note 4.  Acquisitions

The aggregate purchase price of all business and intangible asset acquisitions was $243 million for the three months ended November 30, 2013.  In November 2013, the Company completed its acquisition of certain assets of Kerr Drug and its affiliates for $173 million, subject to adjustment in certain circumstances.  This acquisition included 76 retail locations as well as a specialty pharmacy business and a distribution center.  The preliminary purchase accounting for the Kerr Drug acquisition added $78 million to goodwill and $44 million to intangible assets, primarily prescription files and payer contracts, with $51 million allocated to net tangible assets.  This allocation is subject to change as the Company finalizes purchase accounting.

All other acquisitions added $20 million to goodwill and $27 million to intangible assets, primarily prescription files.  The remaining $23 million in fair values of business acquisitions in the period relate to immaterial amounts of tangible assets, less liabilities assumed.  Operating results of the businesses acquired have been included in the Consolidated Condensed Statements of Earnings from their respective acquisition dates forward.  Pro forma results of the Company, assuming all of the acquisitions had occurred at the beginning of each period presented, would not be materially different from the results reported.

Note 5.  Equity Method Investments

Equity method investments as of November 30, 2012 and 2011 were as follows (In millions, except percentages):

	2013		2012
	Carrying Value	Ownership Percentage	Carrying Value	Ownership Percentage
Alliance Boots	$6,439	45%	$6,112	45%
Other equity method investments	7	30% - 50%	7	30% - 50%
Total Equity Method Investments	$6,446		$6,119

Alliance Boots

On August 2, 2012, pursuant to a Purchase and Option Agreement dated June 18, 2012, by and among the Company, Alliance Boots GmbH and AB Acquisitions Holdings Limited (the Purchase and Option Agreement), the Company acquired 45% of the issued and outstanding share capital of Alliance Boots in exchange for $4.025 billion in cash and approximately 83.4 million shares of Company common stock.  The Purchase and Option Agreement also provides, subject to the satisfaction or waiver of specified conditions, a call option that gives the Company the right, but not the obligation, to acquire the remaining 55% of Alliance Boots (second step transaction) in exchange for an additional £3.1 billion in cash (approximately $5.1 billion using November 30, 2013 exchange rates) as well as an additional 144.3 million Company shares, subject to certain adjustments.  If the Company exercises the call option, in certain limited circumstances, the Company may be required to make the entire second step transaction payment in cash.  The call option can be exercised by the Company during the six-month period beginning February 2, 2015.  In addition, in certain circumstances, if the Company does not exercise the call option, or the Company has exercised the call option but the second step transaction does not close, the Company's ownership of Alliance Boots will reduce from 45% to 42% in exchange for nominal consideration.

The call option was valued using a Monte Carlo simulation using assumptions surrounding Walgreens equity value as well as the potential impacts of certain provisions of the Purchase and Option Agreement that are described in the Form 8-K filed by the Company on June 19, 2012.  The call option is accounted for at cost and subsequently adjusted for foreign currency translation gains or losses.  The final purchase price allocation resulted in $6.1 billion of the total consideration being allocated to the investment and $866 million being allocated to the call option based on their relative fair values.

The Company accounts for its 45% investment in Alliance Boots using the equity method of accounting.   Investments accounted for under the equity method are recorded initially at cost and subsequently adjusted for the Company's share of the net income or loss and cash contributions and distributions to or from these entities.  Because the underlying net assets in Alliance Boots are denominated in a foreign currency, translation gains or losses impact the recorded value of the Company's investment.  The Company has adopted a three-month lag in reporting equity income in Alliance Boots, reported as equity earnings in Alliance Boots in the Consolidated Condensed Statements of Earnings.  The Company's investment is recorded as equity investment in Alliance Boots in the Consolidated Condensed Balance Sheets.

In July 2013, the United Kingdom (UK) Government enacted a law to reduce the UK corporate tax rate applicable from April 2014.  The $71 million impact of this change is recorded in the current fiscal quarter due to the three-month lag.

Other Equity Method Investments

Other equity method investments relate to joint ventures associated with the Company's infusion and respiratory businesses.  These investments are included within other non-current assets on the Consolidated Condensed Balance Sheets.  The Company's share of equity income is reported within selling, general and administrative expenses in the Consolidated Condensed Statements of Earnings.

Summarized U.S. GAAP Financial Information

Summarized financial information for the Company's equity method investees is as follows:

Balance Sheet (In millions)

	November 30, 2013(1)	August 31, 2013(1)	November 30, 2012(1)
Current assets	$8,571	$8,906	$9,260
Noncurrent assets	19,758	19,484	20,230
Current liabilities	7,199	7,204	7,185
Noncurrent liabilities	11,751	12,228	13,587
Shareholders' equity (2)	9,379	8,958	8,718

Income Statement (In millions)

	Three Months Ended November 30,
	2013	2012(3)
Net revenue	$8,859	$2,775
Gross profit	1,842	602
Net income	348	37
Share of income from equity method investments(3)	151	4

(1) Net assets in Alliance Boots at November 30, 2013 are translated at the August 31, 2013 spot rate of $1.55 to one British pound Sterling, corresponding to the three-month lag.  Net assets at August 31, 2013 and November 30, 2012 are translated at the spot rates of $1.52 and $1.59 to one British pound Sterling, respectively.
(2) Shareholders' equity at November 30, 2013 and August 31, 2013 and November 30, 2012, includes $378 million, $374 million and $381 million respectively, related to noncontrolling interests.
(3) The Company utilizes a three-month lag in reporting its share of equity income in Alliance Boots.  Earnings reflect $10 million, $8 million net of tax, of incremental acquisition related amortization for the quarter ended November 30, 2013, compared to the same period last year that included $12 million, $10 million net of tax.  Earnings in Alliance Boots are translated at the average exchange rates of $1.53 and $1.57 to one British pound Sterling for the quarters ended November 30, 2013 and 2012, respectively.  Last year's first quarter included one month's results for Alliance Boots corresponding to the three-month lag after closing the investment on August 2, 2012.  Walgreens Boots Alliance Development GmbH operations are excluded from these results as the Company consolidates the joint venture.

Note 6. Available-for-Sale Investments

In conjunction with its long-term relationship with AmerisourceBergen Corporation (AmerisourceBergen), the Company acquired shares of AmerisourceBergen through open market transactions totaling $290 million for the quarter ended November 30, 2013. The Company's cumulative cost basis of common shares acquired was $514 million at November 30, 2013. The investment in AmerisourceBergen is classified as a long-term available-for-sale investment and reported at fair value within other non-current assets in the Consolidated Condensed Balance Sheets. The Company also holds other short-term investments with maturities greater than 90 days that are reported at fair value within other current assets in the Consolidated Condensed Balance Sheets.

Fair value adjustments are based on quoted stock prices with the unrealized holding gains and losses reported in other comprehensive income. Unrealized holding gains at November 30, 2013 and August 31, 2013, were $85 million and $1 million, respectively. See Note 10 for additional fair value disclosures. Available-for-sale investments reported at fair value at November 30, 2013 and August 31, 2013, were $599 million and $225 million, respectively.

Note 7.  Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill consist of the following activity (In millions):

Net book value – December 1, 2012	$2,404
Acquisitions	16
Other	(10)
Net book value – August 31, 2013	2,410
Acquisitions	98
Other	(17)
Net book value – November 30, 2013	$2,491

In November 2013, the Company purchased certain assets of Kerr Drug and its affiliates for $173 million, subject to adjustment in certain circumstances.  The Company recorded $78 million of goodwill and $44 million of intangible assets in conjunction with the preliminary purchase accounting for this acquisition.

The carrying amount and accumulated amortization of intangible assets, excluding intangibles related to Alliance Boots that are recorded within the equity method investment, consist of the following (In millions):

	November 30, 2013	August 31, 2013	November 30, 2012
Gross Intangible Assets
Purchased prescription files	$1,103	$1,099	$1,052
Favorable lease interests	381	381	388
Purchasing and payer contracts	348	347	334
Non-compete agreements	150	153	140
Trade names	199	199	189
Other amortizable intangible assets	4	4	4
Total gross intangible assets	2,185	2,183	2,107

Accumulated amortization
Purchased prescription files	(447)	(467)	(425)
Favorable lease interests	(152)	(143)	(118)
Purchasing and payer contracts	(154)	(147)	(126)
Non-compete agreements	(67)	(67)	(56)
Trade names	(54)	(49)	(38)
Other amortizable intangible assets	(3)	(3)	(3)
Total accumulated amortization	(877)	(876)	(766)
Total intangible assets, net	$1,308	$1,307	$1,341

Amortization expense for intangible assets was $70 million and $74 million for the quarters ended November 30, 2013 and 2012, respectively.  The estimated annual amortization expense related to intangible assets, not including amounts related to Alliance Boots that will be amortized through equity method income, is as follows (In millions):

	2014	2015	2016	2017	2018
Estimated annual amortization expense:	$282	$257	$225	$187	$148

Note 8.  Short-Term Borrowings and Long-Term Debt

Short-term borrowings and long-term debt consist of the following at November 30, 2013, August 31, 2013 and November 30, 2012 (In millions):

	November 30, 2013	August 31, 2013	November 30, 2012
Short-Term Borrowings -
Current maturities of loans assumed through the purchase of land and buildings; various interest rates from 5.000% to 8.750%; various maturities from 2015 to 2035	$2	$2	$2
4.875% unsecured notes due 2013, net of unamortized discount and interest rate swap fair market value adjustment (see Note 9)	-	-	1,305
Unsecured variable rate notes due 2014, net of unamortized discount	550	550	-
Other	19	18	9
Total short-term borrowings	$571	$570	$1,316

Long-Term Debt -
1.000% unsecured notes due 2015, net of unamortized discount	750	749	749
1.800% unsecured notes due 2017, net of unamortized discount	998	998	998
5.250% unsecured notes due 2019 net of unamortized discount and interest rate swap fair market value adjustment (see Note 9)	1,018	994	1,035
3.100% unsecured notes due 2022, net of unamortized discount	1,199	1,199	1,199
4.400% unsecured notes due 2042, net of unamortized discount	496	496	496
Unsecured variable rate notes due 2014, net of unamortized discount	-	-	550
Loans assumed through the purchase of land and buildings; various interest rates from 5.000% to 8.750%; various maturities from 2015 to 2035	42	43	44
	4,503	4,479	5,071
Less current maturities	(2)	(2)	(2)
Total long-term debt	$4,501	$4,477	$5,069

On September 13, 2012, the Company obtained net proceeds from a public offering of $4.0 billion of notes with varying maturities and interest rates, the majority of which are fixed rate.  The following details each tranche of notes issued:

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
$4,000

The Company may redeem the fixed rate notes at its option, at any time in whole, or from time to time in part, at a redemption price equal to the greater of: (1) 100% of the principal amount of the notes being redeemed; and (2) the sum of the present values of the remaining scheduled payments of principal and interest thereon (not including any portion of such payments of interest accrued as of the date of redemption), discounted to the date of redemption on a semiannual basis (assuming a 360-day year consisting of twelve 30-day months) at the Treasury Rate (as defined), plus 12 basis points for the notes due 2015, 20 basis points for the notes due 2017, 22 basis points for the notes due 2022 and 25 basis points for the notes due 2042.  If a change of control triggering event occurs, the Company will be required, unless it has exercised its right to redeem the notes, to offer to purchase the notes at a purchase price equal to 101% of their principal amount, plus accrued and unpaid interest, if any, on the notes repurchased to the date of repurchase.  The notes are unsecured senior debt obligations and rank equally with all other unsecured and unsubordinated indebtedness of the Company.  Total issuance costs relating to the notes, including underwriting discounts and fees, were $26 million.  The fair value of the notes as of November 30, 2013, August 31, 2013 and November 30, 2012, was $3.9 billion, $3.9 billion and $4.0 billion, respectively.  Fair value for these notes was determined based upon quoted market prices.

On January 13, 2009, the Company issued notes totaling $1.0 billion bearing an interest rate of 5.250% paid semiannually in arrears on January 15 and July 15 of each year, beginning on July 15, 2009. The notes will mature on January 15, 2019. The Company may redeem the notes, at any time in whole or from time to time in part, at its option at a redemption price equal to the greater of: (1) 100% of the principal amount of the notes to be redeemed; or (2) the sum of the present values of the remaining scheduled payments of principal and interest, discounted to the date of redemption on a semiannual basis at the Treasury Rate, plus 45 basis points, plus accrued interest on the notes to be redeemed to, but excluding, the date of redemption.  If a change of control triggering event occurs, unless the Company has exercised its option to redeem the notes, it will be required to offer to repurchase the notes at a purchase price equal to 101% of the principal amount of the notes plus accrued and unpaid interest to the date of redemption.  The notes are unsecured senior debt obligations and rank equally with all other unsecured senior indebtedness of the Company. The notes are not convertible or exchangeable.  Total issuance costs relating to this offering were $8 million, which included $7 million in underwriting fees.  The fair value of the notes as of November 30, 2013, August 31, 2013 and November 30, 2012 was $1.1 billion, $1.1 billion and $1.2 billion, respectively.  Fair value for these notes was determined based upon quoted market prices.

The Company had no commercial paper outstanding at November 30, 2013.  There were no commercial paper borrowings in the quarter ended November 30, 2013.  In connection with the commercial paper program, the Company maintains two unsecured backup syndicated lines of credit that total $1.35 billion.  The first $500 million facility expires on July 20, 2015, and allows for the issuance of up to $250 million in letters of credit.  The second $850 million facility expires on July 23, 2017, and allows for the issuance of up to $200 million in letters of credit.  The issuance of letters of credit under either of these facilities reduces available borrowings.  The Company's ability to access these facilities is subject to compliance with the terms and conditions of the credit facilities, including financial covenants.  The covenants require the Company to maintain certain financial ratios related to the proportion of consolidated debt to total capitalization and priority debt, along with limitations on the sale of assets and purchases of investments.   At November 30, 2013, the Company was in compliance with all such covenants.  The Company pays a facility fee to the financing banks to keep these lines of credit active.  At November 30, 2013, there were no letters of credit issued against these credit facilities.

Note 9.  Financial Instruments

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

Fair Value Hedges

For derivative instruments that are designated and qualify as fair value hedges, the gain or loss on the derivative, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk, are recognized in interest expense on the Consolidated Condensed Statements of Earnings.  Fair value changes in derivatives that are designated and qualify as cash flow hedges are recorded in other comprehensive income, with any ineffectiveness recorded in interest expense.

In prior fiscal years, the Company entered into a series of interest rate swaps converting $750 million of its 5.250% fixed rate notes to a floating interest rate based on the six-month LIBOR in arrears plus a constant spread.  The Company also entered into an interest rate swap converting $250 million of its 5.250% fixed rate notes to a floating interest rate based on the one-month LIBOR in arrears plus a constant spread.  All swap termination dates coincide with the notes maturity date, January 15, 2019.

The notional amounts of derivative instruments outstanding as of November 30, 2013, August 31, 2013 and November 30, 2012 were as follows (In millions):

	November 30, 2013	August 31, 2013	November 30, 2012
Derivatives designated as fair value hedges:
Interest rate swaps	$1,000	$1,000	$1,800

The changes in fair value of the notes attributable to the hedged risk are included in short-term and long-term debt on the Consolidated Condensed Balance Sheets (see Note 8).  At November 30, 2013, August 31, 2013 and November 30, 2012, the Company had fair value changes of $21 million, $3 million and $44 million, respectively.

The fair value and balance sheet presentation of derivative instruments at November 30, 2013, August 31, 2013 and November 30, 2012, were as follows (In millions):

	Location in Consolidated Condensed Balance Sheets	November 30, 2013	August 31, 2013	November 30, 2012
Asset derivatives designated as fair value hedges:
Interest rate swaps	Other current assets	$-	$-	$25
Interest rate swaps	Other non-current assets	23	1	44

Gains and losses relating to the ineffectiveness of the Company's derivative instruments are recorded in interest expense on the Consolidated Condensed Statements of Earnings.  The Company recorded a $1 million gain for the quarter ended November 30, 2013 compared to a $1 million loss for the same period last year, due to ineffectiveness.

Warrants

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

The Company reports its warrants at fair value.  See Note 10 for additional fair value measurement disclosures.  The fair value and balance sheet presentation of derivative instruments not designated as hedges at November 30, 2013, August 31, 2013 and November 30, 2012, were as follows (In millions):

	Location in Consolidated Condensed Balance Sheets	November 30, 2013	August 31, 2013	November 30, 2012
Asset derivatives not designated as hedges:
Warrants	Other non-current assets	$408	$188	$-

Note 10.  Fair Value Measurements

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

Level 1 -	Quoted prices in active markets that are accessible at the measurement date for identical assets and liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.
Level 2 -	Observable inputs other than quoted prices in active markets.
Level 3 -	Unobservable inputs for which there is little or no market data available. The fair value hierarchy gives the lowest priority to Level 3 inputs.

Assets measured at fair value on a recurring basis were as follows (In millions):

	November 30, 2013	Level 1	Level 2	Level 3
Assets:
Money market funds	$360	$360	$-	$-
Interest rate swaps(1)	23	-	23	-
Investment in AmerisourceBergen (2)	599	599		-
Warrants (3)	408	-	408	-

	August 31, 2013	Level 1	Level 2	Level 3
Assets:
Money market funds	$1,636	$1,636	$-	$-
Interest rate swaps	1	-	1	-
Investment in AmerisourceBergen (2)	225	225	-	-
Warrants (3)	188	-	188	-

	November 30, 2012	Level 1	Level 2	Level 3
Assets:
Money market funds	$1,477	$1,477	$-	$-
Interest rate swaps	69	-	69	-

(1)Interest rate swaps are valued using six-month and one-month LIBOR in arrears rates. See Note 9 for additional disclosure regarding financial instruments.

(2)The investment in AmerisourceBergen Corporation is valued using the closing stock price of AmerisourceBergen as of the balance sheet date.  See Note 6 for additional disclosures on available-for-sale investments.

(3)Warrants were valued using a Monte Carlo simulation.  Key assumptions used in the valuation include risk-free interest rates using constant maturity treasury rates; the dividend yield for AmerisourceBergen's common stock; AmerisourceBergen's common stock price at the valuation date; AmerisourceBergen's equity volatility; the number of shares of AmerisourceBergen's common stock outstanding; the number of AmerisourceBergen employee stock options and the exercise price; and the details specific to the warrants.

The Company reports its debt instruments under the guidance of ASC Topic 825, Financial Instruments, which requires disclosure of the fair value of the Company's debt in the footnotes to the consolidated financial statements.  See Note 8 for further details.

Note 11.  Commitments and Contingencies

The Company is involved in legal proceedings and is subject to investigations, inspections, audits, inquiries and similar actions by governmental authorities, arising in the normal course of the Company's business, including the matters described below.  Litigation, in general, and securities and class action litigation, in particular, can be expensive and disruptive.  Some of these suits may purport or may be determined to be class actions and/or involve parties seeking large and/or indeterminate amounts, including punitive or exemplary damages, and may remain unresolved for several years. From time to time, the Company is also involved in legal proceedings as a plaintiff involving antitrust, tax, contract, intellectual property and other matters.  Gain contingencies are recognized when they are realized. The results of legal proceedings are often uncertain and difficult to predict, and the costs incurred in litigation can be substantial, regardless of the outcome. The Company believes that its defenses and assertions in pending legal proceedings have merit, and does not believe that any of these pending matters, after consideration of applicable reserves and rights to indemnification, will have a material adverse effect on the Company's consolidated financial position.  However, substantial unanticipated verdicts, fines and rulings do sometimes occur.  As a result, the Company could from time to time incur judgments, enter into settlements or revise our expectations regarding the outcome of certain matters, and such developments could have a material adverse effect on its results of operations in the period in which the amounts are accrued and/or its cash flows in the period in which the amounts are paid.

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

On June 11, 2013, the Company entered into a Settlement and Memorandum of Agreement (the Agreement) with the United States Department of Justice and the United States Drug Enforcement Administration (DEA) that settled and resolved all administrative and civil matters arising out of DEA's previously-disclosed concerns relating to the Company's distribution and dispensing of controlled substances.  Under the terms of the Agreement, the Company paid an $80 million settlement amount, surrendered its DEA registrations for six pharmacies in Florida until May 26, 2014, and for its Jupiter, Florida distribution center until Sept. 13, 2014, and agreed to implement certain remedial actions.  In addition, the Company dismissed with prejudice its petition with the United States Court of Appeals for the District of Columbia Circuit that challenged certain enforcement authority of the DEA.  On July 31, 2013 and August 13, 2013, putative shareholders filed derivative actions in federal court in the Northern District of Illinois against the Walgreens Board of Directors arising out of the Company's June 2013 settlement with the DEA described above.  The actions assert claims for breach of fiduciary duty on the grounds that the directors allegedly should have prevented the events that led to the settlement.  The plaintiffs filed an amended consolidated complaint on October 4, 2013, pursuant to which they seek damages and other relief on behalf of the Company.  The defendants filed their motion to dismiss on December 3, 2013.

Note 12.  Stock Compensation Plans

The Walgreen Co. Omnibus Incentive Plan (the Omnibus Plan), which became effective in fiscal 2013, provides for incentive compensation to Walgreens non-employee directors, officers and employees, and consolidates into a single plan several previously existing equity compensation plans: the Executive Stock Option Plan, the Long-Term Performance Incentive Plan, the Broad Based Employee Stock Option Plan, and the Nonemployee Director Stock Plan (collectively, the Former Plans). As of the effective date of the Omnibus Plan, no further grants may be made under the Former Plans and shares that were previously available for issuance under the Former Plans and not subject to outstanding awards became available for issuance (in addition to newly authorized shares) under the Omnibus Plan.  A total of 60.4 million shares became available for delivery under the Omnibus Plan.

The Company granted 6,385,078 and 7,996,054 stock options under the Omnibus Plan and former Walgreen Co. Executive Stock Option Plan for the quarters ended November 30, 2013 and 2012, respectively.  Stock options granted in the current fiscal quarter had a weighted-average grant-date fair value of $12.74 using weighted average volatility, dividend yield and expected option life assumptions of 26.21%. 2.48% and 6.87 years, respectively, using the Black Scholes option pricing model.  Total stock-based compensation expense was $21 million for the quarter ended November 30, 2013 compared to $20 million last year.  In accordance with Accounting Standards Codification (ASC) Topic 718 Compensation – Stock Compensation, compensation expense is recognized on a straight-line basis over the employee's vesting period or to the employee's retirement eligible date, if earlier.  The recognized retiree eligible expense recorded in the quarter ended November 30, 2013 was $3 million compared to $1 million for the quarter ended November 30, 2012.  Compensation expense for any individual quarter may not be representative of compensation expense for the entire fiscal year.

The Company granted 610,887 and 782,437 restricted stock units under the Omnibus Plan and former Walgreen Co. Long-Term Performance Incentive Plan for the quarters ended November 30, 2013 and 2012, respectively.  Restricted stock units granted in the current fiscal quarter had a grant date stock price of $60.52.  Dividends issued under the program, paid in the form of additional restricted stock units, totaled 21,298 units for the quarter ended November 30, 2013 and 21,008 units in the same period last year.  The Company also granted 697,132 and 883,248 performance shares under the Omnibus Plan and former Walgreen Co. Long-Term Performance Incentive Plan for the quarters ended November 30, 2013 and 2012, respectively.  Performance shares granted in the current fiscal years quarter had a grant date stock price of $60.52.  In accordance with ASC Topic 718, compensation expense is recognized on a straight line basis based on a three year cliff vesting schedule for restricted stock unit awards and straight line over a three year performance period, based on performance targets, for performance share awards.   For the quarters ended November 30, 2013 and 2012, the Company recognized $10 million and $8 million of expense related to these plans, respectively.

Note 13.  Earnings Per Share

The dilutive effect of outstanding stock options on earnings per share is calculated using the treasury stock method.  Stock options are anti-dilutive and excluded from the earnings per share calculation if the exercise price exceeds the average market price of the common shares.  Outstanding options to purchase common shares that were anti-dilutive and excluded from the earnings per share calculation totaled 2,338,689 and 27,706,380 at November 30, 2013 and 2012, respectively.

Note 14.  Retirement Benefits

The principal retirement plan for employees is the Walgreen Profit-Sharing Retirement Trust to which both the Company and participating employees contribute.  The Company's contribution, which has historically related to FIFO earnings before interest and taxes (EBIT) and a portion of which is in the form of a guaranteed match, is determined annually at the discretion of the Board of Directors.  The profit-sharing provision was $80 million for the first quarter compared to $82 million in the same period last year.

The Company provides certain health insurance benefits for retired employees who meet eligibility requirements, including age, years of service and date of hire.  The costs of these benefits are accrued over the service life of the employee. The Company's postretirement health benefit plan is not funded.

Components of Net Periodic Benefit Costs (In millions):

	Three Months Ended November 30,
	2013	2012
Service cost	$2	$2
Interest cost	4	3
Amortization of actuarial loss	3	3
Amortization of prior service cost	(5)	(5)
Total postretirement benefit cost	$4	$3

Note 15.  Depreciation and Amortization

The Company has recorded the following depreciation and amortization expense in the Consolidated Condensed Statements of Earnings (In millions):

	Three Months Ended November 30,
	2013	2012
Depreciation expense	$235	$219
Intangible asset amortization	70	74
System development costs amortization	27	20
Total depreciation and amortization expense	$332	$313

Amortization expense of $21 million, net of tax ($8 million from the step up of certain Alliance Boots assets and $13 million representing the Company's share of amortization within Alliance Boots operations) is included in equity earnings in Alliance Boots on the Consolidated Condensed Statements of Earnings for the three months ended November 30, 2013.  This compares to amortization expense of $14 million, net of tax ($10 million from the step up of certain Alliance Boots assets and $4 million representing the Company's share of amortization within Alliance Boots operations) for the three months ended November 30, 2012.

Note 16.  Supplemental Cash Flow Disclosures

Significant non-cash transactions in the current quarter included $220 million for additional capital lease obligations. Cash interest paid in the quarter was $41 million compared to $6 million last year, which included $2 million related to the bridge term loan facility. Cash paid for income taxes was $45 million and $27 million in the three months ended November 30, 2013 and 2012, respectively.

Note 17.  Recent Accounting Pronouncements

In May 2013, the Financial Accounting Standards Board (FASB) reissued an exposure draft on lease accounting that would require entities to recognize assets and liabilities arising from lease contracts on the balance sheet.  The proposed exposure draft states that lessees and lessors should apply a "right-of-use model" in accounting for all leases.  Under the proposed model, lessees would recognize an asset for the right to use the leased asset, and a liability for the obligation to make rental payments over the lease term.  When measuring the asset and liability, variable lease payments are excluded, whereas renewal options that provide a significant economic incentive upon renewal would be included.  The accounting by a lessor would reflect its retained exposure to the risks or benefits of the underlying leased asset.  A lessor would recognize an asset representing its right to receive lease payments based on the expected term of the lease.  The lease expense from real estate based leases would continue to be recorded under a straight-line approach, but other leases not related to real estate would be expensed using an effective interest method that would accelerate lease expense.  A final standard is currently expected to be issued in 2014 and would be effective no earlier than annual reporting periods beginning on January 1, 2017 (fiscal 2018 for the Company).  The proposed standard, as currently drafted, would have a material impact on the Company's financial position and the impact on the Company's reported results of operations is being evaluated.  The impact of this exposure draft is non-cash in nature and would not affect the Company's cash position.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with the financial statements and the related notes included elsewhere herein and our consolidated financial statements, accompanying notes and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended August 31, 2013.  This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in forward-looking statements. Factors that might cause a difference include, but are not limited to, those discussed under "Cautionary Note Regarding Forward-Looking Statements" below and in Item 1A "Risk Factors" in our Annual Report on Form 10-K for the year ended August 31, 2013.

INTRODUCTION

Walgreens is principally a retail drugstore chain that sells prescription and non-prescription drugs and general merchandise.  General merchandise includes, among other things, household items, convenience and fresh foods, personal care, beauty care, photofinishing and candy.  We offer customers the choice to have prescriptions filled at our retail pharmacies as well as through the mail, telephone or online including through our mobile application.  At November 30, 2013, we operated 8,681 locations in 50 states, the District of Columbia, Guam, Puerto Rico and the U.S. Virgin Islands.  Total locations do not include 405 Healthcare Clinics that are operated primarily within other Walgreens locations or locations of unconsolidated partially owned entities such as Alliance Boots GmbH.

	Number of Locations
Location Type	November 30, 2013	November 30, 2012
Drugstores	8,200	8,058
Worksite Health and Wellness Centers	372	369
Infusion and Respiratory Services Facilities	96	80
Specialty Pharmacies	11	7
Mail Service Facilities	2	2
Total	8,681	8,516

The drugstore industry is highly competitive where we compete with other drugstore chains, independent drugstores and mail order prescription providers.  We also compete with various other retailers including grocery stores, convenience stores, mass merchants, online pharmacies, warehouse clubs and dollar stores.

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

The long-term outlook for prescription utilization is strong due in part to the aging population, the increasing utilization of generic drugs, the continued development of innovative drugs that improve quality of life and control health care costs, and the expansion of health care insurance coverage under the Patient Protection and Affordable Care Act (the ACA).  The ACA seeks to reduce federal spending by altering the Medicaid reimbursement formula (AMP) for multi-source drugs, and when implemented, is expected to reduce Medicaid reimbursements.  State Medicaid programs are also expected to continue to seek reductions in reimbursements independent of AMP.  We continuously face reimbursement pressure from pharmacy benefit management (PBM) companies, health maintenance organizations, managed care organizations and other commercial third party payers; our agreements with these payers are regularly subject to expiration, termination or renegotiation.  In addition, plan changes typically occur in January and in fiscal 2013, the high rate of introduction of new generic drugs moderated the impact of any associated rate adjustments. We experienced a lower rate of new generic introductions in the first quarter and anticipate a significantly lower rate of introduction of new generics in the second quarter of fiscal 2014, compared to the same periods last year.

On July 19, 2012, Walgreens and Express Scripts announced their entry into a new multi-year agreement pursuant to which Walgreens began participating in the broadest Express Scripts retail pharmacy provider network available to Express Scripts clients as of September 15, 2012. From January 1, 2012, until September 14, 2012, however, Express Scripts' network did not include Walgreens pharmacies. The positive impact of this agreement generally has been incremental over time since September 15, 2012.

Periodically, we make strategic acquisitions and investments that fit our long-term growth objectives.  Consideration is given to retail, health and well-being enterprises and other potential acquisitions and investments that provide unique opportunities and fit our business objectives.  In the first quarter of fiscal 2014, we acquired certain assets of Kerr Drug and its affiliates, which includes 76 retail drugstore locations, as well as a specialty pharmacy business and a distribution center, all based in North Carolina.  In fiscal 2013, we acquired Stephen L. LaFrance Holdings, Inc. (USA Drug), which includes 141 drugstore locations operating under the USA Drug, Super D Drug, May's Drug, Med-X and Drug Warehouse names.  Additionally, we acquired an 80% interest in Cystic Fibrosis Foundation Pharmacy LLC.  This investment provides joint ownership in a specialty pharmacy for cystic fibrosis patients and their families in addition to providing new product launch support and call center services for drug manufacturers.

In August 2012, we acquired a 45% equity interest in Alliance Boots GmbH (Alliance Boots) and a call option that provides Walgreens the right, but not the obligation, to purchase the remaining 55% over a six month period beginning February 2, 2015.  Additional information regarding our investment in Alliance Boots is available in our Current Reports on Form 8-K filed on June 19, 2012 and August 6, 2012 (as amended by the Form 8-K/A filed on September 10, 2012).   The amendment to our August 6, 2012 Form 8-K filed on September 10, 2012, includes as exhibits thereto Alliance Boots audited consolidated financial statements for the years ended March 31, 2012, 2011 and 2010 (prepared in accordance with International Financial Reporting Standards (IFRS) as issued by the International Accounting Standards Board) and unaudited pro forma consolidated financial information related to our 45% investment in Alliance Boots.  Alliance Boots audited consolidated financial statements for the years ended March 31, 2013 and 2012 (prepared in accordance with IFRS) are available on our Form 8-K filed on May 15, 2013.  We account for our 45% investment in Alliance Boots using the equity method of accounting.  Investments accounted for under the equity method are recorded initially at cost and subsequently adjusted for our share of the net income or loss and cash contributions and distributions to or from these entities.  Net income reported by Alliance Boots is translated from British pounds Sterling at the average rate for the period.  See Note 5 to our unaudited Consolidated Condensed Financial Statements for additional information regarding our equity method investments.  We utilize a three-month lag in reporting equity income from our investment in Alliance Boots, reported as equity earnings in Alliance Boots on the Consolidated Condensed Statements of Earnings.  The investment is recorded as equity investment in Alliance Boots in the Consolidated Condensed Balance Sheets.

Fiscal 2014 combined synergies across both companies are estimated to be between $350 million and $400 million. The three-month lag impacts the quarterly and fiscal year timing of when Alliance Boots results and synergies will be reflected in the equity earnings in Alliance Boots included in our financial statements.  See "Cautionary Note Regarding Forward-Looking Statements" below.

The Alliance Boots business is seasonal in nature, typically generating a higher proportion of revenue and earnings in the winter holiday and cold and flu season. Because we utilize a three-month lag in reporting equity income from our investment in Alliance Boots, the results of Alliance Boots for December, January and February will be reflected in the equity income included in our financial statements for the fiscal quarter ending May 31.  See "Cautionary Note Regarding Forward-Looking Statements" below.

On March 19, 2013, the Company, Alliance Boots GmbH and AmerisourceBergen Corporation (AmerisourceBergen) announced various agreements and arrangements, including a ten-year pharmaceutical distribution agreement between Walgreens and AmerisourceBergen pursuant to which we will source branded and generic pharmaceutical products from AmerisourceBergen; an agreement which provides AmerisourceBergen the ability to access generics and related pharmaceutical products through Walgreens Boots Alliance Development GmbH, a global sourcing joint venture between Walgreens and Alliance Boots; and agreements and arrangements pursuant to which we and Alliance Boots together have the right, but not the obligation, to purchase a minority equity position in AmerisourceBergen and gain associated representation on AmerisourceBergen's board of directors in certain circumstances.  AmerisourceBergen began to distribute all branded pharmaceutical products that we historically sourced from distributors and suppliers, effective September 1, 2013.  Over time, beginning in calendar year 2014, AmerisourceBergen is expected to distribute increasingly significant levels of generic pharmaceutical products that we currently self-distribute.  In addition to the information in this report, please refer to our Current Report on Form 8-K filed on March 20, 2013 and our Quarterly Report on Form 10-Q filed on March 25, 2013 for more detailed information regarding these agreements and arrangements. See "Cautionary Note Regarding Forward-Looking Statements" below.

Investments accounted for under the equity method are recorded initially at cost and subsequently adjusted for our share of the net income or loss and cash contributions and distributions to or from these entities. Our investment in Alliance Boots and the related call option were recorded as assets with a $7.3 billion aggregate value on our November 30, 2013 Consolidated Condensed Balance Sheets, which represented 29.5% of our long-lived assets as of that date.  Because our investment in Alliance Boots is denominated in a foreign currency (British pounds Sterling), translation gains or losses impact the value of the investment.  See Note 5 to our unaudited Consolidated Condensed Financial Statements for additional information.

OPERATING STATISTICS

	Percentage Increases/(Decreases)
	Three Months Ended November 30,
	2013	2012
Net Sales	5.9	(4.6)
Net Earnings	68.3	(25.5)
Comparable Drugstore Sales	5.4	(8.0)
Prescription Sales	7.3	(7.2)
Comparable Drugstore Prescription Sales	7.2	(11.3)
Front-End Sales	3.3	0.2
Comparable Drugstore Front-End Sales	2.4	(2.0)
Gross Profit	1.0	(0.1)
Selling, General and Administrative Expenses	(0.4)	4.6

	Percent to Net Sales
	Three Months Ended November 30,
	2013	2012
Gross Margin	28.1	29.4
Selling, General and Administrative Expenses	23.9	25.4

	Other Statistics
	Three Months Ended November 30,
	2013	2012
Prescription Sales as a % of Net Sales	64.7	63.8
Third Party Sales as a % of Total Prescription Sales	95.8	95.7
Number of Prescriptions (in millions)	175	169
Comparable Prescription % Increase/(Decrease)	3.3	(7.4)
30 Day Equivalent Prescriptions (in millions) *	213	201
Comparable 30 Day Equivalent Prescription % Increase/(Decrease) *	5.5	(4.8)
Total Number of Locations	8,681	8,516

* Includes the adjustment to convert prescriptions greater than 84 days to the equivalent of three 30-day prescriptions. This adjustment reflects the fact that these prescriptions include approximately three times the amount of product days supplied compared to a normal prescription.

RESULTS OF OPERATIONS

Net earnings attributable to Walgreen Co. for the first quarter ended November 30, 2013 were $695 million, or $.72 per diluted share.  This was a 68.3% increase in net earnings over the same quarter last year.  The net earnings increase in the quarter was primarily attributable to fair market value gains related to the AmerisourceBergen warrants, equity earnings in Alliance Boots, and lower selling, general and administrative expenses as a percentage of sales partially offset by lower gross margins.  Included in the first quarter net earnings and net earnings per diluted share, respectively, was income of $161 million, or $.17 per diluted share, related to fair value adjustments and amortization related to our warrants to purchase AmerisourceBergen common stock; $58 million, or $.06 per diluted share, in acquisition-related amortization; $37 million, or $.04 per diluted share, from the quarter's LIFO provision; $28 million, or $.03 per diluted share, in Alliance Boots related tax;  $16 million, or $.02 per diluted share, of other acquisition-related costs and $15 million, or $.02 per diluted share, of organizational efficiency costs.  Included in the first quarter ended November 30, 2012 net earnings and net earnings per diluted share, respectively, was $59 million, or $.06 per diluted share, in acquisition-related amortization, $34 million, or $.04 per diluted share, from the quarter's LIFO provision, $24 million, or $.03 per diluted share, in costs related to Hurricane Sandy and $23 million, or $.02 per diluted share, of other acquisition-related costs.

Net sales for the quarter ended November 30, 2013 increased by 5.9% to $18.3 billion.  Sales increased from new stores, each of which include an indeterminate amount of market-driven price changes, and higher comparable store sales.  Sales in comparable drugstores were up 5.4% in the quarter ended November 30, 2013.  Comparable drugstores are defined as those that have been open for at least twelve consecutive months without closure for seven or more consecutive days and without a major remodel or a natural disaster in the past twelve months.  Relocated and acquired stores are not included as comparable stores for the first twelve months after the relocation or acquisition.  We operated 8,681 locations (8,200 drugstores) as of November 30, 2013, compared to 8,516 locations (8,058 drugstores) a year earlier.

Prescription sales increased by 7.3% and represented 64.7% of total net sales for the quarter ended November 30, 2013.  In the prior year's quarter, prescription sales decreased by 7.2% and represented 63.8% of total net sales.  Comparable drugstore prescription sales were up 7.2% for the quarter ended November 30, 2013.  The effect of generic drugs, which have a lower retail price, replacing brand name drugs reduced prescription sales by 0.9% in the current quarter versus 8.8% in the prior year's quarter.  The effect of generics on total net sales was a reduction of 0.5% in the current quarter compared to 4.9% in the prior year's quarter.  Third party sales, where reimbursement is received from managed care organizations, the government, employers or private insurers, were 95.8% of prescription sales for the quarter ended November 30, 2013, compared to 95.7% in the prior year.  We receive market driven reimbursements from third party payers, a number of which typically reset in January.  The total number of prescriptions filled for the current quarter (including immunizations) was approximately 175 million compared to 169 million for the same period last year.  Prescriptions adjusted to 30 day equivalents were 213 million in the current quarter versus 201 million in last year's quarter.

Front-end sales increased 3.3% and were 35.3% of total net sales for the current quarter ended November 30, 2013.  In comparison, prior year front-end sales increased 0.2% for the quarter, and comprised 36.2% of total net sales.   Comparable drugstore front-end sales increased 2.4% for the current quarter compared to the prior year which decreased 2.0%.  The increase in comparable front-end sales in the quarter was primarily attributed to an increase in basket size and, to a lesser extent, increased customer traffic.

Gross margin as a percent of sales was 28.1% in the current quarter compared to 29.4% last year.  Retail pharmacy margins were negatively impacted by generics, including a significant reduction in the number of brand to generic drug conversions, and lower market driven reimbursements, each as compared to the comparable prior year period.  Front-end margins were negatively impacted by meaningful promotional investments throughout the quarter to drive store traffic and were also negatively impacted in the convenience and fresh foods, non-prescription drug, beauty and photofinishing categories.  Retail pharmacy and front-end margins were positively impacted by purchasing synergies realized from the joint venture formed by Walgreens and Alliance Boots.

Gross profit dollars increased $53 million or 1.0% over the first quarter of the prior year.  The increase is attributed to higher sales volumes partially offset by lower retail pharmacy and front-end margins.

We use the LIFO method of inventory valuation, which can only be determined annually when inflation rates and inventory levels are finalized; therefore, LIFO inventory costs for the interim financial statements are estimated.  Cost of sales included a LIFO provision of $58 million for the quarter ended November 30, 2013 versus $55 million a year ago.  As of the first quarter, our estimated annual inflation rate for the current year was 2.75% compared to 2.50% last year.

Selling, general and administrative expenses as a percentage of sales were 23.9% for the first quarter and 25.4% a year ago.  As a percentage of sales, expenses in the current quarter were lower primarily due to lower store compensation costs, advertising costs, acquisition-related costs and occupancy expenses.  The current period comparison also benefited from certain nonrecurring costs incurred last year, including expenses related to Hurricane Sandy.

Selling, general and administrative expense dollars decreased $19 million or 0.4% over the first quarter of the prior year.  New stores expenses added 1.3%, organizational efficiency costs added 0.4% and comparable store expense added 0.3%.  These were offset by lower headquarters and acquisition-related costs of 1.2% and 0.3%, respectively.  In addition, Hurricane Sandy costs in the prior year were 0.9%.

Earnings in the 45% Alliance Boots equity method investment for the three month period ended November 30, 2013 were $151 million as compared to $4 million for the three month period ended November 30, 2012.  Alliance Boots earnings are reported on a three-month lag.  As a result, the fiscal quarter ending November 30, 2012 only included August's results of operations of Alliance Boots reflected in the equity earnings in Alliance Boots.  Current period earnings included an income tax benefit of $71 million from remeasuring deferred tax balances related to UK tax law changes enacted in July 2013, which reduced the future income tax rate for UK entities.  In addition, current period earnings included $19 million in fair value adjustments and amortization related to Alliance Boots warrants to purchase AmerisourceBergen common stock.  Earnings reflect $10 million, $8 million net of tax, of incremental acquisition-related amortization for the quarter ended November 30, 2013, compared to the same period last year of $12 million, $10 million net of tax, of which $8 million related to inventory.

Other income for the three month period ended November 30, 2013 was $225 million.  The increase in fair value of our AmerisourceBergen warrants resulted in recording other income of $220 million.  The increase in the fair value of the warrants was primarily attributable to the increase in the price of AmerisourceBergen's common stock.  In addition, we recorded $5 million of other income relating to the amortization of the deferred credit associated with the initial value of the warrants.

Interest was a net expense of $41 million and $37 million for the periods ending November 30, 2013 and 2012, respectively.   Interest expense for the periods ending November 30, 2013 and 2012 is net of $2 million that was capitalized to construction projects.

The effective tax rate was 36.8% compared to 38.2% in the prior year's quarter.  The decrease in the current year's effective tax rate, as compared to last year's rate is primarily attributed to favorable changes in the geographic mix of our pre-tax results, which were partly offset by incremental discrete period income tax expenses.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $1.0 billion at November 30, 2013, compared to $1.8 billion at November 30, 2012.  Short-term investment objectives are to minimize risk, maintain liquidity and maximize after-tax yields.  To attain these objectives, investment limits are placed on the amount, type and issuer of securities.  Investments are principally in U.S. Treasury market funds.

Our long-term capital policy is to maintain a strong balance sheet and financial flexibility; reinvest in our core strategies; invest in strategic opportunities that reinforce our core strategies and meet return requirements; and return surplus cash flow to shareholders in the form of dividends and share repurchases over the long term.

Net cash provided by operating activities for the three months ended November 30, 2013 was $133 million compared to $601 million a year ago.  When compared to the prior year, cash from operating activities decreased primarily as a result of changes in working capital balances.  For the three months ended November 30, 2013, working capital used $846 million of cash as compared to the prior year, where working capital used $214 million.  The increase in cash used for working capital was primarily attributable to the timing of payments related to the AmerisourceBergen transition.  Cash provided by operations is the principal source of funds for expansion, acquisitions, remodeling programs, dividends to shareholders and stock repurchases.

Net cash used for investing activities was $925 million for the three months ended November 30, 2013 compared to $809 million a year ago.  Additions to property and equipment were $364 million compared to $336 million last year.  During the first three months, we added a total of 132 locations (99 net) compared to 231 last year (131 net).  There were 14 owned locations added during the first three months and 55 under construction at November 30, 2013 versus 16 owned locations added and 46 under construction last year.

	Drugstores	Worksites	Infusion and Respiratory Services	Specialty Pharmacies	Mail Service	Total
August 31, 2013	8,116	371	82	11	2	8,582
New/Relocated	53	8	-	-	-	61
Acquired	57	-	14	-	-	71
Closed/Replaced	(26)	(7)	-	-	-	(33)
November 30, 2013	8,200	372	96	11	2	8,681

Business acquisitions this year were $243 million versus $471 million in the prior year.  Business acquisitions in the current year include the purchase of certain assets of regional drugstore chain Kerr Drug and its affiliates for $173 million, subject to adjustment in certain circumstances.  Business acquisitions in the comparable prior year period included the purchase of the regional drugstore chain USA Drug from Stephen L. LaFrance Holdings, Inc. and members of the LaFrance family for $416 million net of assumed cash, and selected other assets (primarily prescription files).  In connection with our strategic relationship with AmerisourceBergen, we purchased AmerisourceBergen common stock in open market transactions totaling $290 million during the three month period ended November 30, 2013.

Capital expenditures for fiscal 2014 are expected to be approximately $1.4 billion, excluding business acquisitions, joint ventures and prescription file purchases, although the actual amount may vary depending upon a variety of factors, including, among other things, the timing of implementation of certain capital projects.  Excluding acquisitions, we expect to add a total of approximately 85 to 160 new drugstores in fiscal 2014.  In addition, we continue to allocate a portion of our capital budget to relocating stores to more convenient and desirable freestanding locations.

Net cash used by financing activities was $345 million compared to the prior year net cash provided of $740 million.  We repurchased shares to support the needs of the employee stock plans totaling $205 million and $50 million for the three months ended November 30, 2013 and 2012, respectively.  We had proceeds related to employee stock plans of $173 million during the first three months versus $45 million for the same period last year.  Cash dividends paid were $298 million during the first three months of fiscal 2014, versus $260 million for the same period a year ago.  Last year we received proceeds from a public offering of $4.0 billion of notes with varying interest rates (see Note 9).  The notes were used, in part, to repay the $3.0 billion 364-day bridge term loaned obtained in connection with the investment in Alliance Boots.

In connection with our capital policy, our Board of Directors has authorized share repurchase programs and set a long-term dividend payout ratio target between 30 and 35 percent of net earnings attributable to Walgreen Co.  Our Board of Directors authorized the 2012 stock repurchase program, which allows for the repurchase of up to $2.0 billion of the Company's common stock prior to its expiration on December 31, 2015.  We did not purchase any shares under the program in the first quarter of fiscal 2014 or 2013.

We determine the timing and amount of repurchases from time to time based on our assessment of various factors including prevailing market conditions, alternate uses of capital, liquidity, the economic environment and other factors.  We anticipate that the future share repurchase activity will not be significant due to the debt levels incurred for the investment in Alliance Boots and the expected repayment of near-term maturities.  The timing and amount of these purchases may change at any time and from time to time.  The Company has repurchased and may from time to time in the future repurchase shares on the open market through Rule 10b5-1 plans, which enable a company to repurchase shares at times when it otherwise might be precluded from doing so under insider trading laws.

We had no commercial paper outstanding at November 30, 2013.  We may engage in future borrowings under our commercial paper program.  In connection with our commercial paper program, we maintain two unsecured backup syndicated lines of credit that total $1.35 billion.  The first $500 million facility expires on July 20, 2015, and allows for the issuance of up to $250 million in letters of credit.  The second $850 million facility expires on July 23, 2017, and allows for the issuance of up to $200 million in letters of credit.  The issuance of letters of credit under either of these facilities reduces available borrowings.  Our ability to access these facilities is subject to our compliance with the terms and conditions of the credit facility, including financial covenants.  The covenants require us to maintain certain financial ratios related to the proportion of consolidated debt to total capitalization and priority debt, along with limitations on the sale of assets and purchases of investments.  At November 30, 2013, we were in compliance with all such covenants.  The Company pays a facility fee to the financing banks to keep these lines of credit active.  At November 30, 2013, there were no letters of credit issued against these facilities.

As of December 27, 2013, our credit ratings were:

Rating Agency	Long-Term Debt Rating	Commercial Paper Rating	Outlook
Moody's	Baa1	P-2	Negative
Standard & Poor's	BBB	A-2	Stable

In assessing our credit strength, both Moody's and Standard & Poor's consider our business model, capital structure, financial policies and financial performance as well as the financial performance and level of outstanding debt of Alliance Boots.  Our credit ratings impact our borrowing costs, access to capital markets and operating lease costs.  The rating agency ratings are not recommendations to buy, sell or hold our debt securities or commercial paper.  Each rating may be subject to revision or withdrawal at any time by the assigning rating organization and should be evaluated independently of any other rating.

Pursuant to our Purchase and Option Agreement with Alliance Boots, we have the right, but not the obligation, to purchase the remaining 55% interest in Alliance Boots during the period beginning February 2, 2015 and ending August 2, 2015.  If we exercise this call option, we would, subject to the terms and conditions of such agreement, be obligated to make a cash payment of £3.133 billion (equivalent to approximately $5.1 billion based on exchange rates as of November 30, 2013) and issue approximately 144.3 million shares of our common stock, with the amount and form of such consideration being subject to adjustment in certain circumstances including if the volume weighted average price of our common stock is below $31.18 per share during a period shortly before the closing of the second step transaction.  We also would assume the then-outstanding debt of Alliance Boots upon the closing of the second step transaction.

Pursuant to our arrangements with AmerisourceBergen and Alliance Boots, we and Alliance Boots have the right, but not the obligation, to purchase a minority equity position in AmerisourceBergen over time pursuant to open market purchases and warrants to acquire AmerisourceBergen common stock.  WAB Holdings, LLC, a newly-formed entity jointly owned by Walgreens and Alliance Boots, which is consolidated by Walgreens, can acquire up to 19,859,795 shares which represents approximately 7% of the outstanding AmerisourceBergen common stock on a fully-diluted basis, assuming exercise in full of the warrants.   The amount of permitted open market purchases is subject to increase in certain circumstances.  We have purchased a total of approximately 8.5 million AmerisourceBergen shares in the open market, including 4.5 million shares with a cost basis of $290 million in the current quarter.  We have funded and plan to continue funding these purchases over time through cash contributions to WAB Holdings.  Share purchases may be made from time to time in open market transactions or pursuant to instruments and plans complying with Rule 10b5-1.

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

Letters of credit are issued to support purchase obligations and commitments (as reflected on the Contractual Obligations and Commitments table) as follows (in millions):

November 30, 2013
Inventory purchase commitments	$52
Insurance	263
Real estate development	4
Total	$319

We have no off – balance sheet arrangements other than those disclosed on the Contractual Obligations and Commitments table.  Both on – balance sheet and off – balance sheet financing alternatives are considered when pursuing our capital structure and capital allocation objectives.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The following table lists our contractual obligations and commitments as of November 30, 2013:

	Payments Due by Period (In millions)
	Total	Less than 1 Year	1-3 Years	3-5 Years	Over 5 Years
Operating leases (1)	$34,606	$2,504	$4,904	$4,593	$22,605
Purchase obligations (2):
Open inventory purchase orders	1,330	1,330	-	-	-
Real estate development	208	144	57	7	-
Other corporate obligations	773	231	283	221	38
Long-term debt*	5,056	555	763	1,001	2,737
Interest payment on long-term debt	1,350	137	263	242	708
Insurance*	645	239	188	85	133
Retiree health*	337	10	26	32	269
Closed location obligations*	142	25	40	23	54
Capital lease obligations *(1)	403	13	25	22	343
Other long-term liabilities reflected on the balance sheet*(3)	1,215	133	214	377	491
Total	$46,065	$5,321	$6,763	$6,603	$27,378
* Recorded on balance sheet.

(1)
Amounts for operating leases and capital leases do not include certain operating expenses under these leases such as common area maintenance, insurance and real estate taxes.  These expenses for the Company's most recent fiscal year were $435 million.

(2)	Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including open purchase orders.
(3)
Includes $144 million ($20 million within one year, $74 million in 1-3 years, $39 million in 3-5 years and $11 million over 5 years) of unrecognized tax benefits recorded under Accounting Standards Codification Topic 740, Income Taxes.

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

In connection with the Alliance Boots Purchase and Option Agreement dated June 18, 2012, we have the right, but not the obligation, to purchase the remaining 55% interest in Alliance Boots GmbH at any time during the period beginning February 2, 2015, and ending August 2, 2015.  If we exercise this call option, we would, subject to the terms and conditions of such agreement, be obligated to make a cash payment of £3.133 billion (equivalent to approximately $5.1 billion based on exchange rates as of November 30, 2013) and issue approximately 144.3 million shares of our common stock, with the amount and form of such consideration being subject to adjustment in certain circumstances including if the volume weighted average price of our common stock is below $31.18 per share during a period shortly before the closing of the second step transaction.  We also would assume the then-outstanding debt of Alliance Boots GmbH upon the closing of the second step transaction.  In the event that we do not exercise the option, or we exercise the call option but the second step transaction does not close, under certain circumstances, our ownership of Alliance Boots GmbH will reduce from 45% to 42% in exchange for nominal consideration to Walgreens.

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

CRITICAL ACCOUNTING POLICIES

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and include amounts based on management's prudent judgments and estimates.  Actual results may differ from these estimates.  Management believes that any reasonable deviation from those judgments and estimates would not have a material impact on our consolidated financial position or results of operations.  To the extent that the estimates used differ from actual results, however, adjustments to the statement of earnings and corresponding balance sheet accounts would be necessary.  These adjustments would be made in future statements.  For a discussion of the Company's significant accounting policies, please see our Annual Report on Form 10-K for the fiscal year ended August 31, 2013.  Some of the more significant estimates include goodwill and other intangible asset impairment, allowance for doubtful accounts, vendor allowances, asset impairments, liability for closed locations, liability for insurance claims, cost of sales and income taxes.  We use the following methods to determine our estimates:

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

The underlying net assets of the Company's equity method investment in Alliance Boots include goodwill and indefinite-lived intangible assets.  These assets are evaluated for impairment annually, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.  Based on testing performed during fiscal 2013, the fair value of each Alliance Boots reporting unit exceeded its carrying value.  For certain reporting units, relatively modest changes in key assumptions may have resulted in the recognition of a goodwill impairment charge.  The Company's proportionate share of a potential impairment would be limited to its 45% ownership percentage.

Income taxes -

We are subject to routine income tax audits that occur periodically in the normal course of business.  U.S. federal, state, local and foreign tax authorities raise questions regarding our tax filing positions, including the timing and amount of deductions and the allocation of income among various tax jurisdictions. In evaluating the tax benefits associated with our various tax filing positions, we record a tax benefit for uncertain tax positions using the highest cumulative tax benefit that is more likely than not to be realized. Adjustments are made to our liability for unrecognized tax benefits in the period in which we determine the issue is effectively settled with the tax authorities, the statute of limitations expires for the return containing the tax position or when more information becomes available.  As of November 30, 2013, approximately $21 million of unrecognized tax benefits were reported as current tax liabilities, with the balance classified as long-term liabilities on the Consolidated Condensed Balance Sheets.

In determining our provision for income taxes, we use an annual effective income tax rate based on full-year income, permanent differences between book and tax income, the relative proportion of foreign and domestic income, projections of income subject to Subpart F rules and statutory income tax rates. The effective income tax rate also reflects our assessment of the ultimate outcome of tax audits. Discrete events such as audit settlements or changes in tax laws are recognized in the period in which they occur.  Based on current knowledge, it is reasonably possible the amount of our unrecognized tax benefits will decrease in the next 12 months by up to $21 million.  The primary cause of this decrease is expected to be tax audit settlements.  We do not expect the settlements to significantly impact our Consolidated Condensed Statements of Earnings, our Consolidated Condensed Balance Sheets or our liquidity.

RECENT ACCOUNTING PRONOUNCEMENTS

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report and other documents that we file or furnish with the Securities and Exchange Commission contain forward-looking statements that are based on current expectations, estimates, forecasts and projections about our future performance, our business, our beliefs and our management's assumptions. In addition, we, or others on our behalf, may make forward-looking statements in press releases or written statements, on the Company's website or in our communications and discussions with investors and analysts in the normal course of business through meetings, webcasts, phone calls, conference calls and other communications.  Some of such forward-looking statements may be based on certain data and forecasts relating to our business and industry that we have obtained from internal surveys, market research, publicly available information and industry publications.  Industry publications, surveys and market research generally state that the information they provide has been obtained from sources believed to be reliable, but that the accuracy and completeness of such information is not guaranteed.  Statements that are not historical facts are forward-looking statements, including, without limitation, statements regarding our future financial and operating performance, as well as forward-looking statements concerning our investment in Alliance Boots GmbH and the other arrangements and transactions contemplated by the Purchase and Option Agreement and other agreements relating to our strategic partnership with Alliance Boots and their possible effects, our commercial agreement with AmerisourceBergen, the arrangements and transactions contemplated by our framework agreement with AmerisourceBergen and Alliance Boots and their possible effects, estimates of the impact of developments on our earnings, earnings per share and other financial and operating metrics, cough/cold and flu season, prescription volume, pharmacy sales trends, prescription margins, number and location of new store openings, network participation, vendor, payer and customer relationships and terms, possible new contracts or contract extensions, competition, economic and business conditions, outcomes of litigation and regulatory matters, the level of capital expenditures, industry trends, demographic trends, growth strategies, financial results, cost reduction initiatives, acquisition and joint venture synergies, competitive strengths and changes in legislation or regulations. Words such as "expect," "likely," "outlook," "forecast," "would," "could," "should," "can," "will," "project," "intend," "plan," "goal," "target," "continue," "sustain," "synergy," "on track," "believe," "seek," "estimate," "anticipate," "may," "possible," "assume," variations of such words and similar expressions are intended to identify such forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that could cause actual results to vary materially from those indicated, including, but not limited to, those relating to the Purchase and Option Agreement and other agreements relating to our strategic partnership with Alliance Boots, the arrangements and transactions contemplated thereby and their possible effects, our commercial agreement with AmerisourceBergen, the arrangements and transactions contemplated by our framework agreement with AmerisourceBergen and Alliance Boots and their possible effects, the occurrence of any event, change or other circumstance that could give rise to the termination, cross-termination or modification of any of the transaction documents, the parties' ability to realize anticipated synergies and achieve anticipated financial and operating results, the amount of costs, fees, expenses and charges incurred in connection with strategic transactions, the risks associated with transitions in supply arrangements, the risks associated with international business operations, the risks associated with governance and control matters in minority investments, whether the option to acquire the remainder of the Alliance Boots equity interest will be exercised and the financial and operational ramifications thereof, the risks associated with equity investments in AmerisourceBergen including whether the warrants to invest in AmerisourceBergen will be exercised and the ramifications thereof, changes in vendor, payer and customer relationships and terms, changes in network participation, the implementation, operation and growth of our customer loyalty program, changes in economic and business conditions generally or in the markets in which we or Alliance Boots participate, competition, risks associated with new business areas and activities, risks associated with acquisitions, joint ventures, strategic investments  and divestitures, the ability to realize anticipated results from capital expenditures and cost reduction initiatives, outcomes of legal and regulatory matters, and changes in legislation or regulations or interpretations thereof, and those described in Item 1A (Risk Factors) in our Form 10-K for the fiscal year ended August 31, 2013, and in other reports that we file or furnish with the Securities and Exchange Commission.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those indicated or anticipated by such forward-looking statements. Accordingly, you are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date they are made. Except to the extent required by law, we do not undertake, and expressly disclaim, any duty or obligation to update publicly any forward-looking statement after the date the statement is made, whether as a result of new information, future events, changes in assumptions or otherwise.

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

Information regarding our interest rate swap transactions is set forth in Note 10 to the Consolidated Financial Statements.  These financial instruments are sensitive to changes in interest rates.  On November 30, 2013, we had $1.0 billion in long-term debt obligations that had floating interest rates, all of which relates to fixed rate debt swapped to variable rate.  In addition, we had $550 million of short-term variable rate debt.  A one percentage point increase or decrease in interest rates would increase or decrease the annual interest expense we recognize and the cash we pay for interest expense by approximately $16 million.

In connection with our Purchase and Option Agreement with Alliance Boots and the transactions contemplated thereby, our exposure to foreign currency risks, primarily with respect to the British pound Sterling, and to a lesser extent the Euro and certain other foreign currencies, is expected to increase.  We are exposed to the translation of foreign currency earnings to the U.S. dollar as a result of our 45% interest in Alliance Boots GmbH, which we account for using the equity method of accounting on a three month lag.  Foreign currency forward contracts and other derivative instruments may be used from time to time in some instances to hedge in full or in part certain risks relating to foreign currency denominated assets and liabilities, intercompany transactions, and in connection with acquisitions, joint ventures or investments outside the United States.  As of November 30, 2013 and November 30, 2012, we did not have any outstanding foreign exchange derivative instruments.

Changes in the AmerisourceBergen common stock price and equity volatility may have a significant impact on the value of the warrants to acquire AmerisourceBergen common stock described in Note 9 to our unaudited Consolidated Condensed Financial Statements.  As of  November 30, 2013, a one dollar change in AmerisourceBergen's common stock would, holding other factors constant, increase or decrease the fair value of the Company's warrants by $20 million and a one percent change in AmerisourceBergen's equity volatility would, holding other factors constant, increase or decrease the fair value of the Company's warrants by $4 million.  Additionally, the Company holds an investment in AmerisourceBergen common stock.  As of November 30, 2013, a one dollar change in AmerisourceBergen common stock would increase or decrease the fair value of the Company's investment by $8 million.

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

Changes in Internal Control over Financial Reporting

In connection with the evaluation pursuant to Exchange Act Rule 13a-15(d) of the Company's internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) by the Company's management, including its CEO and CFO, no changes during the quarter ended November 30, 2013 were identified that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings

The information in response to this item is incorporated herein by reference to Note 11 of the Consolidated Condensed Financial Statements of this Quarterly Report.

Item 1A.   Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A "Risk Factors" in our Annual Report on Form 10-K for the year ended August 31, 2013 which could materially affect our business, financial condition or future results.

Item 2.     Unregistered Sales of Equity Securites and Use of Proceeds

(c)
The following table provides information about purchases by the Company during the quarter ended November 30, 2013 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act. Subject to applicable law, share purchases may be made in open market transactions, privately negotiated transactions, or pursuant to instruments and plans complying with Rule 10b5-1.

	Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Program (2)
9/1/2013 – 9/30/2013	600,000	$52.14	-	425,062,173
10/1/2013 - 10/31/2013	3,103,800	55.97	-	425,062,173
11/1/2013 - 11/30/2013	-	-	-	425,062,173
Total	3,703,800		-

(1)	The Company purchased these shares of its common stock in open-market transactions to satisfy share requirements under the Company's employee stock purchase and Omnibus incentive plans.
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

101
The following financial statements and footnotes from the Walgreen Co. Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Condensed Balance Sheets; (ii) Consolidated Condensed Statement of Equity; (iii) Consolidated Condensed Statements of Earnings; (iv) Consolidated Condensed Statements of Comprehensive Income; (v) Consolidated Condensed Statements of Cash Flows; and (vi) the Notes to Consolidated Condensed Financial Statements.
Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WALGREEN CO.
(Registrant)

Dated: 12/27/13	/s/ W.D. Miquelon
W.D. Miquelon
Executive Vice President, Chief Financial Officer and President, International
(Chief Financial Officer)

Dated: 12/27/13	/s/ T.J. Heidloff
Theodore J. Heidloff
Divisional Vice President – Accounting and Controller
(Principal Accounting Officer)