Form 10-Q
period 2014-02-28
WALGREEN CO
filed 2014-03-27
CIK 104207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended February 28, 2014

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
Yes ☐ No ☑

The number of shares outstanding of the registrant's Common Stock, $.078125 par value, as of February 28, 2014 was 954,331,100.

WALGREEN CO.

FORM 10-Q FOR THE QUARTER ENDED FEBRUARY 28, 2014

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

PART I. FINANCIAL INFORMATION
Item 1.  Consolidated Condensed Financial Statements (Unaudited)

WALGREEN CO. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(UNAUDITED)
(In millions, except per share amounts)

	February 28,	August 31,	February 28,
	2014	2013	2013
Assets
Current Assets:
Cash and cash equivalents	$1,777	$2,106	$2,431
Accounts receivable, net	2,774	2,632	2,481
Inventories	7,213	6,852	7,253
Other current assets	272	284	267
Total Current Assets	12,036	11,874	12,432
Non-Current Assets:
Property and equipment, at cost, less accumulated depreciation and amortization	12,136	12,138	12,048
Equity investment in Alliance Boots	6,804	6,261	6,181
Alliance Boots call option	904	839	884
Goodwill	2,455	2,410	2,387
Other non-current assets	2,746	1,959	1,632
Total Non-Current Assets	25,045	23,607	23,132
Total Assets	$37,081	$35,481	$35,564

Liabilities & Equity
Current Liabilities:
Short-term borrowings	$577	$570	$1,299
Trade accounts payable	4,488	4,635	4,388
Accrued expenses and other liabilities	3,280	3,577	3,229
Income taxes	154	101	109
Total Current Liabilities	8,499	8,883	9,025
Non-Current Liabilities:
Long-term debt	4,489	4,477	5,058
Deferred income taxes	878	600	517
Other non-current liabilities	2,382	2,067	1,991
Total Non-Current Liabilities	7,749	7,144	7,566
Commitments and Contingencies (see Note 11)
Equity:
Preferred stock $.0625 par value; authorized 32 million shares, none issued	-	-	-
Common stock $.078125 par value; authorized 3.2 billion shares; issued 1,028,180,150 at February 28, 2014, August 31, 2013 and February 28, 2013	80	80	80
Paid-in capital	1,086	1,074	979
Employee stock loan receivable	(9)	(11)	(13)
Retained earnings	22,370	21,523	20,804
Accumulated other comprehensive income (loss)	126	(98)	35
Treasury stock, at cost; 73,849,050 shares at February 28, 2014, 81,584,572 at August 31, 2013 and 80,694,853 at February 28, 2013	(2,869)	(3,114)	(2,912)
Total Walgreen Co. Shareholders' Equity	20,784	19,454	18,973
Noncontrolling interests	49	-	-
Total Equity	20,833	19,454	18,973
Total Liabilities & Equity	$37,081	$35,481	$35,564
The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these Statements.

WALGREEN CO. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF EQUITY
(UNAUDITED)
For the six month period ended February 28, 2014
(In millions, except per share amounts)

	Equity attributable to Walgreen Co.
	Common Stock Shares	Common Stock Amount	Treasury Stock Amount	Paid-In Capital	Employee Stock Loan Receivable	Accumulated Other Comprehensive Income(Loss)	Retained Earnings	Noncontrolling Interests	Total Equity
Balance, August 31, 2013	946,595,578	$80	$(3,114)	$1,074	$(11)	$(98)	$21,523	$-	$19,454
Net earnings	-	-	-	-	-	-	1,449	23	1,472
Other comprehensive income, net of tax	-	-	-	-	-	224	-	-	224
Dividends declared ($.63 per share)	-	-	-	-	-	-	(602)	-	(602)
Treasury stock purchases	(3,703,800)	-	(205)	-	-	-	-	-	(205)
Employee stock purchase and option plans	11,439,322	-	450	(40)	-	-	-	-	410
Stock-based compensation	-	-	-	52	-	-	-	-	52
Employee stock loan receivable	-	-	-	-	2	-	-	-	2
Other	-	-	-	-	-	-	-	26	26
Balance, February 28, 2014	954,331,100	$80	$(2,869)	$1,086	$(9)	$126	$22,370	$49	$20,833

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these Statements.

WALGREEN CO. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
(UNAUDITED)
(In millions, except per share amounts)

	Three Months Ended February 28,		Six Months Ended February 28,
	2014	2013	2014	2013

Net sales	$19,605	$18,647	$37,934	$35,963
Cost of sales	13,955	13,040	27,132	25,257
Gross Profit	5,650	5,607	10,802	10,706

Selling, general and administrative expenses	4,569	4,497	8,948	8,895
Gain on sale of business	-	20	-	20
Equity earnings in Alliance Boots	194	85	345	89
Operating Income	1,275	1,215	2,199	1,920

Interest expense, net	37	23	78	60
Other income/(expense)	(59)	-	166	-

Earnings Before Income Tax Provision	1,179	1,192	2,287	1,860
Income tax provision	411	436	815	691
Net Earnings	768	756	1,472	1,169
Net earnings attributable to noncontrolling interests	14	-	23	-
Net Earnings Attributable to Walgreen Co.	$754	$756	$1,449	$1,169

Net earnings per common share attributable to Walgreen Co. – basic	$.79	$.80	$1.52	$1.24
Net earnings per common share attributable to Walgreen Co. – diluted	$.78	$.79	$1.51	$1.23

Dividends declared	$.3150	$.2750	$.6300	$.5500

Average shares outstanding	951.9	945.4	950.6	945.4
Dilutive effect of stock options	11.8	8.0	12.0	6.9
Average diluted shares	963.7	953.4	962.6	952.3

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these Statements.

WALGREEN CO. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(In millions)

	Three Months Ended February 28,		Six Months Ended February 28,
	2014	2013	2014	2013
Comprehensive Income

Net Earnings	$768	$756	$1,472	$1,169

Other comprehensive income (loss), net of tax:
Postretirement liability	(2)	(1)	6	(3)
Changes in unrecognized gain on available-for-sale investments	(49)	-	35	-
Share of other comprehensive income of Alliance Boots	(36)	(49)	(70)	(121)
Cumulative translation adjustments	191	41	253	91
Total Other Comprehensive Income (Loss)	104	(9)	224	(33)
Total Comprehensive Income	872	747	1,696	1,136

Comprehensive income attributable to noncontrolling interests	14	-	23	-
Comprehensive income attributable to Walgreen Co.	$858	$747	$1,673	$1,136

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these Statements.

WALGREEN CO. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In millions)

	Six Months Ended February 28,
	2014	2013

Cash Flows from Operating Activities:
Net earnings	$1,472	$1,169
Adjustments to reconcile net earnings to net cash provided by operating activities -
Depreciation and amortization	663	640
Change in fair value of warrants and related amortization	(166)	-
Deferred income taxes	34	(9)
Stock compensation expense	52	45
Equity earnings in Alliance Boots	(345)	(89)
Other	48	44
Changes in operating assets and liabilities -
Accounts receivable, net	(117)	(292)
Inventories	(288)	(93)
Other current assets	13	43
Trade accounts payable	(171)	(63)
Accrued expenses and other liabilities	(25)	228
Income taxes	47	138
Other non-current assets and liabilities	20	38
Net cash provided by operating activities	1,237	1,799

Cash Flows from Investing Activities:
Additions to property and equipment	(591)	(581)
Proceeds from sale of assets	209	18
Proceeds related to sale of business	-	20
Business and intangible asset acquisitions, net of cash received	(297)	(552)
Purchases of short-term investments held to maturity	(34)	(49)
Proceeds from short-term investments held to maturity	34	-
Investment in AmerisourceBergen	(430)	-
Other	(59)	(28)
Net cash used for investing activities	(1,168)	(1,172)

Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	-	4,000
Payments of long-term debt	-	(3,000)
Stock purchases	(205)	(116)
Proceeds related to employee stock plans	416	170
Cash dividends paid	(597)	(520)
Other	(12)	(27)
Net cash (used for) provided by financing activities	(398)	507

Changes in Cash and Cash Equivalents:
Net (decrease) increase in cash and cash equivalents	(329)	1,134
Cash and cash equivalents at beginning of period	2,106	1,297
Cash and cash equivalents at end of period	$1,777	$2,431

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these Statements.

WALGREEN CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1.  Basis of Presentation
The consolidated condensed financial statements of Walgreen Co. and subsidiaries (the Company) included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting.  The Consolidated Condensed Balance Sheets as of February 28, 2014, August 31, 2013 and February 28, 2013, the Consolidated Condensed Statement of Equity for the six month period ended February 28, 2014, the Consolidated Condensed Statements of Earnings and Consolidated Condensed Statements of Comprehensive Income for the three and six months ended February 28, 2014 and 2013, and the Consolidated Condensed Statements of Cash Flows for the six months ended February 28, 2014 and 2013, have been prepared without audit.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  These unaudited consolidated condensed financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2013.

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

The Company's 45% proportionate share of earnings in the Alliance Boots GmbH (Alliance Boots) equity method investment is included in consolidated net earnings and reported on a three-month lag. The Company reports its share of equity earnings in Alliance Boots within the operating section in the Consolidated Condensed Statements of Earnings because operations of Alliance Boots are integral to Walgreens.  The companies share common board of director members, recognize purchasing synergies through Walgreens Boots Alliance Development GmbH, a 50/50 joint venture, as well as engage in intercompany sales transactions on select front-end merchandise.  Because of the three-month lag and the timing of the closing of this investment, only the four months of August through November's results of operations are reflected in the equity earnings in Alliance Boots included in the Company's reported net earnings for the six month period ended February 28, 2013 compared to six months of operating results in the current fiscal year.

The Company directly owns a 50% interest in Walgreens Boots Alliance Development GmbH and indirectly owns an additional ownership interest through its 45% ownership in Alliance Boots, representing a direct and indirect economic interest of 72.5%.  The financial results of the Walgreens Boots Alliance Development GmbH joint venture are fully consolidated into the Company's consolidated condensed financial statements and reported without a lag.  As the joint venture is included within the Company's operating results, Alliance Boots proportionate share of Walgreens Boots Alliance Development GmbH earnings is removed from equity earnings and presented as a component of noncontrolling interests.

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

Note 2.  Inventories
Inventories are valued on a lower of last-in, first-out (LIFO) cost or market basis.  At February 28, 2014, August 31, 2013 and February 28, 2013, inventories would have been greater by $2.2 billion, $2.1 billion and $2.0 billion, respectively, if they had been valued on a lower of first-in, first-out (FIFO) cost or market basis.  LIFO inventory costs can only be determined annually when inflation rates and inventory levels are finalized; therefore, LIFO inventory costs for interim financial statements are estimated. Inventory includes product costs, inbound freight, warehousing costs and vendor allowances not classified as a reduction of advertising expense.

Note 3.  Liability for Closed Locations
The Company provides for future costs related to closed locations.  The liability is based on the present value of future rent obligations and other related costs (net of estimated sublease rent) to the first lease option date.  During the three and six month periods ended February 28, 2014, the Company recorded charges of $6 million and $33 million, respectively, for facilities that were closed or relocated under long-term leases.  This compares to $9 million and $35 million for the three and six month periods ended February 28, 2013, respectively.  These charges are reported in selling, general and administrative expenses on the Consolidated Condensed Statements of Earnings.

The changes in reserve for facility closings and related lease termination charges include the following (In millions):

	February 28,	August 31,	February 28,
	2014	2013	2013
Balance – beginning of period	$123	$117	$117
Provision for present value of non-cancellable lease payments on closed facilities	30	34	23
Assumptions about future sublease income, terminations and changes in interest rates	(2)	(6)	2
Interest accretion	5	15	10
Cash payments, net of sublease income	(18)	(37)	(22)
Balance – end of period	$138	$123	$130

Note 4.  Acquisitions
The aggregate purchase price of all business and intangible asset acquisitions was $297 million for the six months ended February 28, 2014.  In November 2013, the Company completed its acquisition of certain assets of Kerr Drug and its affiliates for $173 million, subject to adjustment in certain circumstances.  This acquisition included 76 retail locations as well as a specialty pharmacy business and a distribution center.  The preliminary purchase accounting for the Kerr Drug acquisition added $45 million to goodwill and $54 million to intangible assets, primarily prescription files and payer contracts, with $74 million allocated to net tangible assets.  This allocation is subject to change as the Company finalizes purchase accounting.

All other acquisitions added $17 million to goodwill and $81 million to intangible assets, primarily prescription files.  The remaining $26 million in fair values of business acquisitions in the period relate to immaterial amounts of tangible assets, less liabilities assumed.  Operating results of the businesses acquired have been included in the Consolidated Condensed Statements of Earnings from their respective acquisition dates forward.  Pro forma results of the Company, assuming all of the acquisitions had occurred at the beginning of each period presented, would not be materially different from the results reported.

Note 5.  Equity Method Investments

Equity method investments as of February 28, 2014 and 2013 were as follows (In millions, except percentages):

	February 28, 2014		August 31, 2013		February 28, 2013
	Carrying Value	Ownership Percentage	Carrying Value	Ownership Percentage	Carrying Value	Ownership Percentage
Alliance Boots	$6,804	45%	$6,261	45%	$6,181	45%
Other	7	30% - 50%	7	30% - 50%	7	30% - 50%
Total	$6,811		$6,268		$6,188

Alliance Boots

On August 2, 2012, pursuant to a Purchase and Option Agreement dated June 18, 2012, by and among the Company, Alliance Boots GmbH and AB Acquisitions Holdings Limited (the Purchase and Option Agreement), the Company acquired 45% of the issued and outstanding share capital of Alliance Boots in exchange for $4.025 billion in cash and approximately 83.4 million shares of Company common stock.  The Purchase and Option Agreement also provides, subject to the satisfaction or waiver of specified conditions, a call option that gives the Company the right, but not the obligation, to acquire the remaining 55% of Alliance Boots (second step transaction) in exchange for an additional £3.1 billion in cash (approximately $5.2 billion using February 28, 2014 exchange rates) as well as an additional 144.3 million shares of Company common stock, subject to certain adjustments.  If the Company exercises the call option, in certain limited circumstances, the Company may be required to make the entire second step transaction payment in cash.  The call option can be exercised by the Company during the six-month period beginning February 2, 2015.  In addition, in certain circumstances, if the Company does not exercise the call option, or the Company has exercised the call option but the second step transaction does not close, the Company's ownership of Alliance Boots will reduce from 45% to 42% in exchange for nominal consideration.

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

In July 2013, the United Kingdom (UK) Government enacted a law to reduce the UK corporate tax rate applicable from April 2014.  The $71 million impact of this change from remeasuring deferred taxes was recorded in the first fiscal quarter due to the three-month lag.

Other Equity Method Investments

Other equity method investments relate to joint ventures associated with the Company's infusion and respiratory businesses.  These investments are primarily included within other non-current assets on the Consolidated Condensed Balance Sheets.  The Company's share of equity income is reported within selling, general and administrative expenses in the Consolidated Condensed Statements of Earnings.
Summarized U.S. GAAP Financial Information
Summarized financial information for the Company's equity method investees is as follows:
Balance Sheet (In millions)
	February 28, 2014(1)	August 31, 2013(1)	February 28, 2013(1)
Current assets	$9,073	$8,906	$9,485
Noncurrent assets	20,903	19,484	20,274
Current liabilities	7,825	7,204	7,896
Noncurrent liabilities	12,082	12,228	12,930
Shareholders' equity (2)	10,069	8,958	8,933

Income Statement (In millions)
	Three Months Ended		Six Months Ended
	February 28,	February 28,	February 28,	February 28,
	2014(3)	2013(3)	2014(3)	2013(3)
Net sales	$9,413	$9,183	$18,231	$11,957
Gross Profit	1,973	1,946	3,815	2,548
Net Income	451	312	799	350
Share of income from equity method investments(3)	194	85	345	89

(1) Net assets in Alliance Boots at February 28, 2014, are translated at the November 30, 2013 spot rate of $1.64 to one British pound Sterling, corresponding to the three-month lag.  Net assets at August 31, 2013 and February 28, 2013 are translated at the spot rates of $1.52 and $1.60 to one British pound Sterling, respectively.
(2) Shareholders' equity at February 28, 2014, August 31, 2013 and February 28, 2013, includes $238 million, $374 million and $392 million respectively, related to noncontrolling interests.
(3) The Company utilizes a three-month lag in reporting its share of equity income in Alliance Boots.  Earnings for the quarter and six month periods ended February 28, 2014 reflect incremental acquisition-related amortization expense of $10 million ($8 million net of tax) and $20 million ($16 million net of tax), respectively.  Incremental acquisition-related amortization for the three and six month periods ended February 28, 2013 were $28 million ($23 million net of tax) and $40 million ($33 million net of tax), respectively.  Earnings in Alliance Boots are translated at the average exchange rates of $1.61 and $1.57 to one British pound Sterling for the quarter and six month periods ended February 28, 2014, respectively.  Prior year's earnings in Alliance Boots were translated at the average exchange rates of $1.60 and $1.60 to one British pound Sterling for the quarter and six month periods ended February 28, 2013, respectively.  The prior year's six month period ended February 28, 2013 included only four month's results for Alliance Boots because of the three-month lag and the timing of the investment on August 2, 2012.  Walgreens Boots Alliance Development GmbH operations are excluded from these results as the Company consolidates the joint venture.

Note 6.  Available-for-Sale Investments
In conjunction with its long-term relationship with AmerisourceBergen Corporation (AmerisourceBergen), the Company acquired shares of AmerisourceBergen through open market transactions totaling $430 million for the six months ended February 28, 2014.  No AmerisourceBergen shares were purchased in the six month period ended February 28, 2013.  The Company's cumulative cost basis of common shares acquired was $654 million at February 28, 2014. The investment in AmerisourceBergen is classified as a long-term available-for-sale investment and reported at fair value within other non-current assets in the Consolidated Condensed Balance Sheets.

The Company also holds other short-term investments with maturities greater than 90 days that are reported at fair value within other current assets in the Consolidated Condensed Balance Sheets.

Fair value adjustments are based on quoted stock prices with the unrealized holding gains and losses reported in other comprehensive income.  Unrealized holding gains at February 28, 2014 and August 31, 2013, were $58 million and $1 million, respectively.  See Note 10 for additional fair value disclosures. Available-for-sale investments reported at fair value at February 28, 2014 and August 31, 2013, were $712 million and $225 million, respectively.

Note 7.  Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill consist of the following activity (In millions):

Net book value – March 1, 2013	$2,387
Acquisitions	23
Net book value – August 31, 2013	2,410
Acquisitions	62
Other	(17)
Net book value – February 28, 2014	$2,455

In November 2013, the Company purchased certain assets of Kerr Drug and its affiliates for $173 million, subject to adjustment in certain circumstances.  The Company recorded $45 million of goodwill and $54 million of intangible assets in conjunction with the preliminary purchase accounting for this acquisition.

The carrying amount and accumulated amortization of intangible assets, excluding intangibles related to Alliance Boots that are recorded within the equity method investment, consist of the following (In millions):

	February 28, 2014	August 31, 2013	February 28, 2013
Gross Intangible Assets
Purchased prescription files	$1,119	$1,099	$1,091
Favorable lease interests	389	381	383
Purchasing and payer contracts	348	347	344
Non-compete agreements	156	153	147
Trade names	199	199	189
Other amortizable intangible assets	4	4	4
Total gross intangible assets	2,215	2,183	2,158

Accumulated amortization
Purchased prescription files	(464)	(467)	(432)
Favorable lease interests	(159)	(143)	(126)
Purchasing and payer contracts	(161)	(147)	(133)
Non-compete agreements	(69)	(67)	(60)
Trade names	(59)	(49)	(45)
Other amortizable intangible assets	(3)	(3)	(3)
Total accumulated amortization	(915)	(876)	(799)
Total intangible assets, net	$1,300	$1,307	$1,359

Amortization expense for intangible assets was $143 million and $149 million for the six months ended February 28, 2014 and 2013, respectively.  The estimated annual amortization expense related to intangible assets, not including amounts related to Alliance Boots that will be amortized through equity method income, is as follows (In millions):

	2014	2015	2016	2017	2018
Estimated annual amortization expense:	$ 279	$ 251	$ 211	$ 168	$ 128

Note 8.  Short-Term Borrowings and Long-Term Debt
Short-term borrowings and long-term debt consist of the following at February 28, 2014, August 31, 2013 and February 28, 2013 (In millions):

	February 28, 2014	August 31, 2013	February 28, 2013
Short-Term Borrowings -
Commercial paper	$-	$-	$-
Current maturities of loans assumed through the purchase of land and buildings; various interest rates from 5.000% to 8.750%; various maturities from 2015 to 2035	8	2	2
4.875% unsecured notes due 2013, net of unamortized discount and interest rate swap fair market value adjustment (see Note 9)	-	-	1,291
Unsecured variable rate notes due 2014, net of unamortized discount	550	550	-
Other	19	18	6
Total short-term borrowings	$577	$570	$1,299

Long-Term Debt -
1.000% unsecured notes due 2015, net of unamortized discount	$749	$749	$749
1.800% unsecured notes due 2017, net of unamortized discount	998	998	998
5.250% unsecured notes due 2019 net of unamortized discount and interest rate swap fair market value adjustment (see Note 9)	1,013	994	1,024
3.100% unsecured notes due 2022, net of unamortized discount	1,199	1,199	1,199
4.400% unsecured notes due 2042, net of unamortized discount	496	496	496
Unsecured variable rate notes due 2014, net of unamortized discount	-	-	550
Loans assumed through the purchase of land and buildings; various interest rates from 5.000% to 8.750%; various maturities from 2015 to 2035	42	43	44
	4,497	4,479	5,060
Less current maturities	(8)	(2)	(2)
Total long-term debt	$4,489	$4,477	$5,058

The Company issued commercial paper in the current fiscal year to support its working capital needs.  The short-term borrowings under the commercial paper program were as follows (In millions, except percentages):
	February 28, 2014	August 31, 2013	February 28, 2013
Balance outstanding at quarter end	$-	$-	$-
Maximum outstanding at any month-end	-	-	-
Average daily short-term borrowings	14	-	-
Weighted-average interest rate	0.23%	-	-

In connection with the commercial paper program, the Company maintains two unsecured backup syndicated lines of credit that total $1.35 billion.  The first $500 million facility expires on July 20, 2015, and allows for the issuance of up to $250 million in letters of credit.  The second $850 million facility expires on July 23, 2017, and allows for the issuance of up to $200 million in letters of credit.  The issuance of letters of credit under either of these facilities reduces available borrowings.  The Company's ability to access these facilities is subject to compliance with the terms and conditions of the credit facilities, including financial covenants.  The covenants require the Company to maintain certain financial ratios related to the proportion of consolidated debt to total capitalization and priority debt, along with limitations on the sale of assets and purchases of investments.   At February 28, 2014, the Company was in compliance with all such covenants.  The Company pays a facility fee to the financing banks to keep these lines of credit active.  At February 28, 2014, there were no letters of credit issued against these credit facilities.

On September 13, 2012, the Company obtained net proceeds from a public offering of $4.0 billion of notes with varying maturities and interest rates, the majority of which are fixed rate.  The following table details each tranche of notes issued:

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
$4,000

The Company may redeem the fixed rate notes at its option, at any time in whole, or from time to time in part, at a redemption price equal to the greater of: (1) 100% of the principal amount of the notes being redeemed; and (2) the sum of the present values of the remaining scheduled payments of principal and interest thereon (not including any portion of such payments of interest accrued as of the date of redemption), discounted to the date of redemption on a semiannual basis (assuming a 360-day year consisting of twelve 30-day months) at the Treasury Rate (as defined), plus 12 basis points for the notes due 2015, 20 basis points for the notes due 2017, 22 basis points for the notes due 2022 and 25 basis points for the notes due 2042.  If a change of control triggering event occurs, the Company will be required, unless it has exercised its right to redeem the notes, to offer to purchase the notes at a purchase price equal to 101% of their principal amount, plus accrued and unpaid interest, if any, on the notes repurchased to the date of repurchase.  The notes are unsecured senior debt obligations and rank equally with all other unsecured and unsubordinated indebtedness of the Company.  Total issuance costs relating to the notes, including underwriting discounts and fees, were $26 million.  The fair value of the notes as of February 28, 2014, August 31, 2013 and February 28, 2013, was $4.0 billion, $3.9 billion and $4.0 billion, respectively.  Fair value for these notes was determined based upon quoted market prices.

On January 13, 2009, the Company issued notes totaling $1.0 billion bearing an interest rate of 5.250% paid semiannually in arrears on January 15 and July 15 of each year, beginning on July 15, 2009. The notes will mature on January 15, 2019. The Company may redeem the notes, at any time in whole or from time to time in part, at its option at a redemption price equal to the greater of: (1) 100% of the principal amount of the notes to be redeemed; or (2) the sum of the present values of the remaining scheduled payments of principal and interest, discounted to the date of redemption on a semiannual basis at the Treasury Rate, plus 45 basis points, plus accrued interest on the notes to be redeemed to, but excluding, the date of redemption.  If a change of control triggering event occurs, unless the Company has exercised its option to redeem the notes, it will be required to offer to repurchase the notes at a purchase price equal to 101% of the principal amount of the notes plus accrued and unpaid interest to the date of redemption.  The notes are unsecured senior debt obligations and rank equally with all other unsecured senior indebtedness of the Company. The notes are not convertible or exchangeable.  Total issuance costs relating to this offering were $8 million, which included $7 million in underwriting fees.  The fair value of the notes as of February 28, 2014, August 31, 2013 and February 28, 2013 was $1.1 billion, $1.1 billion and $1.2 billion, respectively.  Fair value for these notes was determined based upon quoted market prices.

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

The notional amounts of derivative instruments outstanding as of February 28, 2014, August 31, 2013 and February 28, 2013 were as follows (In millions):

	February 28, 2014	August 31, 2013	February 28, 2013
Derivatives designated as fair value hedges:
Interest rate swaps	$1,000	$1,000	$1,800

The changes in fair value of the notes attributable to the hedged risk are included in short-term and long-term debt on the Consolidated Condensed Balance Sheets (see Note 8).  At February 28, 2014, August 31, 2013 and February 28, 2013, the Company had fair value changes of $16 million, $3 million and $19 million, respectively.  The fair value and balance sheet presentation of derivative instruments at February 28, 2014, August 31, 2013 and February 28, 2013, were as follows (In millions):

Location in Consolidated Condensed Balance Sheets		February 28, 2014	August 31, 2013	February 28, 2013
Asset derivatives designated as fair value hedges:
Interest rate swaps	Other current assets	$-	$-	$13
Interest rate swaps	Other non-current assets	18	1	34

Gains and losses relating to the ineffectiveness of the Company's derivative instruments are recorded in interest expense on the Consolidated Condensed Statements of Earnings.  For all periods presented, any gain or loss related to ineffectiveness was immaterial.

Warrants

The Company, Alliance Boots and AmerisourceBergen entered into a Framework Agreement dated as of March 18, 2013, pursuant to which (1) Walgreens and Alliance Boots together were granted the right to purchase a minority equity position in AmerisourceBergen, beginning with the right, but not the obligation, to purchase up to 19,859,795 shares of AmerisourceBergen common stock (approximately 7 percent of the then fully diluted equity of AmerisourceBergen, assuming the exercise in full of the warrants described below) in open market transactions; (2) the Company and Alliance Boots were each  issued (a) a warrant to purchase up to 11,348,456  shares of AmerisourceBergen common stock at an exercise price of $51.50 per share exercisable during a six-month period beginning in March 2016, and (b) a warrant to purchase up to 11,348,456 shares of AmerisourceBergen common stock at an exercise price of $52.50 per share exercisable during a six-month period beginning in March 2017.  The parties and affiliated entities also entered into certain related agreements governing relations between and among the parties thereto, including the Shareholders Agreement, the Transaction Rights Agreement and the Limited Liability Company Agreement of WAB Holdings LLC, a limited liability company jointly-owned by the Company and Alliance Boots for the purpose of acquiring and holding AmerisourceBergen common stock, described in the Company's Current Report on Form 8-K filed on March 20, 2013.

The Company reports its warrants at fair value.  See Note 10 for additional fair value measurement disclosures.  The fair value and balance sheet presentation of derivative instruments not designated as hedges at February 28, 2014, August 31, 2013 and February 28, 2013, were as follows (In millions):

Location in Consolidated Condensed Balance Sheets		February 28, 2014	August 31, 2013	February 28, 2013
Asset derivatives not designated as hedges:
Warrants	Other non-current assets	$344	$188	$-

Note 10.  Fair Value Measurements
The Company measures its assets and liabilities in accordance with Accounting Standards Codification (ASC) Topic 820, Fair Value Measurements and Disclosures.  ASC Topic 820 defines fair value as the price that would be received for an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date.  In addition, it establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels:

Level 1 -	Quoted prices in active markets that are accessible at the measurement date for identical assets and liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.
Level 2 -	Observable inputs other than quoted prices in active markets.
Level 3 -	Unobservable inputs for which there is little or no market data available. The fair value hierarchy gives the lowest priority to Level 3 inputs.

Assets measured at fair value on a recurring basis were as follows (In millions):

	February 28, 2014	Level 1	Level 2	Level 3
Assets:
Money market funds	$1,246	$1,246	$-	$-
Interest rate swaps(1)	18	-	18	-
Investment in AmerisourceBergen (2)	712	712	-	-
Warrants (3)	344	-	344	-

	August 31, 2013	Level 1	Level 2	Level 3
Assets:
Money market funds	$1,636	$1,636	$-	$-
Interest rate swaps	1	-	1	-
Investment in AmerisourceBergen (2)	225	225	-	-
Warrants (3)	188	-	188	-

	February 28, 2013	Level 1	Level 2	Level 3
Assets:
Money market funds	$2,100	$2,100	$-	$-
Interest rate swaps	47	-	47	-

(1)Interest rate swaps are valued using six-month and one-month LIBOR in arrears rates.  See Note 9 for additional disclosure regarding financial instruments.
(2)The investment in AmerisourceBergen is valued using the closing stock price of AmerisourceBergen as of the balance sheet dates.  See Note 6 for additional disclosures on available-for-sale investments.
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

On June 11, 2013, the Company entered into a Settlement and Memorandum of Agreement (the Agreement) with the United States Department of Justice and the United States Drug Enforcement Administration (DEA) that settled and resolved all administrative and civil matters arising out of DEA's previously-disclosed concerns relating to the Company's distribution and dispensing of controlled substances.  Under the terms of the Agreement, the Company paid an $80 million settlement amount, surrendered its DEA registrations for six pharmacies in Florida until May 26, 2014, and for its Jupiter, Florida distribution center until Sept. 13, 2014, and agreed to implement certain remedial actions.  In addition, the Company dismissed with prejudice its petition with the United States Court of Appeals for the District of Columbia Circuit that challenged certain enforcement authority of the DEA.  On July 31, 2013 and August 13, 2013, putative shareholders filed derivative actions in federal court in the Northern District of Illinois against the Walgreens Board of Directors and Walgreen Co. as a nominal defendant (collectively, the defendants), arising out of the Company's June 2013 settlement with the DEA described above.  The actions assert claims for breach of fiduciary duty on the grounds that the directors allegedly should have prevented the events that led to the settlement.  The plaintiffs filed an amended consolidated complaint on October 4, 2013, pursuant to which they seek damages and other relief on behalf of the Company.  The defendants filed their motion to dismiss on December 3, 2013.  Subsequent thereto, the plaintiffs filed an opposition brief on February 7, 2014 and the defendants filed their reply brief on March 10, 2014.

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

The Company granted 149,684 and 6,534,762 stock options under the Omnibus Plan for the quarter and six month period ended February 28, 2014, respectively.  This compares to 209,610 and 8,205,664 stock options granted in the quarter and six month periods ended under the Omnibus and Former Plans last year.  Stock options granted in the current fiscal year had a weighted-average grant-date fair value of $12.74 using weighted average volatility, dividend yield and expected option life assumptions of 26.21%. 2.48% and 6.87 years, respectively, using the Black Scholes option pricing model.  Total stock-based compensation expense was $31 million for the quarter and $52 million for the six month period ended February 28, 2014, compared to $25 million and $45 million for the same periods last year.  In accordance with ASC Topic 718 Compensation – Stock Compensation, compensation expense is recognized on a straight-line basis over the employee's vesting period or to the employee's retirement eligible date, if earlier.  The recognized retiree eligible expense recorded in the quarter and six month period ended February 28, 2014, was $5 million and $8 million respectively, compared to $2 million and $3 million for the same periods in the prior year.  Compensation expense for any individual quarter may not be representative of compensation expense for the entire fiscal year.

The Company granted 30,122 and 641,009 restricted stock units under the Omnibus Plan for the quarter and six month periods ended February 28, 2014, compared to 134,885 and 917,322 restricted stock units granted under the Omnibus Plan and former Walgreen Co. Long-Term Performance Incentive Plan in the same periods last year.  Restricted stock units granted in the first quarter had a grant date stock price of $60.52.  Dividends issued under the program, paid in the form of additional restricted stock units, totaled 19,159 units for the quarter ended and 40,457 for the six months ended February 28, 2014 versus 18,457 units and 39,465 units in the same periods last year.  The Company also granted 5,807 and 702,939 performance shares under the Omnibus Plan for the quarter and six months ended February 28, 2014 versus 10,798 and 894,046 shares in the same periods last year.    Performance shares granted in the first quarter had a grant date stock price of $60.52.  In accordance with ASC Topic 718, compensation expense is recognized on a straight line basis based on a three year cliff vesting schedule for restricted stock unit awards and straight line over a three year performance period, based on performance targets, for performance share awards.   For the quarter and six months period ended February 28, 2014, the Company recognized $16 million and $26 million, of expense related to these plans, respectively.  In the same periods last year, the Company recognized $11 million and $19 million of expense.

Note 13.  Earnings Per Share
The dilutive effect of outstanding stock options on earnings per share is calculated using the treasury stock method.  Stock options are anti-dilutive and excluded from the earnings per share calculation if the exercise price exceeds the average market price of the common shares.  Outstanding options to purchase common shares that were anti-dilutive and excluded from the second quarter earnings per share calculation totaled 6,347,469 and 16,469,909 at February 28, 2014 and 2013, respectively.  Anti-dilutive shares excluded from the year to date earnings per share calculation were 4,343,079 and 22,088,145 in fiscal 2014 and 2013, respectively.

Note 14.  Retirement Benefits
The principal retirement plan for employees is the Walgreen Profit-Sharing Retirement Trust to which both the Company and participating employees contribute.  The Company's contribution, which has historically related to FIFO earnings before interest and taxes (EBIT) and a portion of which is in the form of a guaranteed match, is determined annually at the discretion of the Board of Directors.  The profit-sharing provision was $85 million for the quarter and $165 million for the six month period of fiscal 2014 compared to $89 million and $171 million in the same periods last year.

The Company provides certain health insurance benefits for retired employees who meet eligibility requirements, including age and years of service.  The costs of these benefits are accrued over the service life of the employee. The Company's postretirement health benefit plan is not funded.

Components of net periodic benefit costs (In millions):

	Three Months Ended February 28,		Six Months Ended February 28,
	2014	2013	2014	2013
Service cost	$2	$3	$4	$5
Interest cost	4	4	8	7
Amortization of actuarial loss	3	3	6	6
Amortization of prior service cost	(6)	(6)	(11)	(11)
Total postretirement benefit cost	$3	$4	$7	$7

Note 15.  Depreciation and Amortization
The Company has recorded the following depreciation and amortization expense in the Consolidated Condensed Statements of Earnings (In millions):

	Three Months Ended February 28,		Six Months Ended February 28,
	2014	2013	2014	2013
Depreciation expense	$229	$231	$464	$450
Intangible asset amortization	73	75	143	149
System development costs amortization	29	21	56	41
Total depreciation and amortization expense	$331	$327	$663	$640

Amortization expense for the three month and six month periods ended February 28, 2014 of $19 million, net of tax ($8 million from the step up of certain Alliance Boots assets and $11 million representing the Company's share of amortization within Alliance Boots operations) and $40 million, net of tax ($16 million from the step up of certain Alliance Boots assets and $24 million representing the Company's share of amortization within Alliance Boots operations), respectively is included in equity earnings in Alliance Boots on the Consolidated Condensed Statements of Net Earnings.  This compares to amortization expense of $35 million, net of tax ($23 million from the step up of certain Alliance Boots assets and $12 million representing the Company's share of amortization within Alliance Boots operations) and $49 million, net of tax ($33 million from the step up of certain Alliance Boots assets and $16 million representing the Company's share of amortization within Alliance Boots operations), respectively, for the quarter and six month periods ended February 28, 2013.

Note 16.  Supplemental Cash Flow
Significant non-cash transactions in the six month period ended February 28, 2014, included $282 million for additional capital lease obligations. Cash interest paid for the six month period ended was $67 million compared to $51 million in the prior year's six month period.  Cash paid for income taxes was $674 million and $543 million in the six months ended February 2014 and 2013, respectively.

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

Note 18.  Subsequent Events
The Company paid in full its $550 million unsecured variable rate notes that matured on March 13, 2014.

On March 24, 2014, the Company's Board of Directors approved a plan to close 76 underperforming stores in order to optimize and focus resources in a manner intended to increase shareholder value. The Company estimates that total pre-tax charges associated with the plan will be between $240 and $280 million, largely attributable to lease termination costs. The Company expects that substantially all of the charges will be recognized during the third and fourth quarters of fiscal 2014.

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

INTRODUCTION

Walgreens is principally a retail drugstore chain that sells prescription and non-prescription drugs and general merchandise.  General merchandise includes, among other things, household items, convenience and fresh foods, personal care, beauty care, photofinishing and candy.  We offer customers the choice to have prescriptions filled at our retail pharmacies as well as through the mail, telephone or online including through our mobile application.  At February 28, 2014, we operated 8,681 locations in 50 states, the District of Columbia, Guam, Puerto Rico and the U.S. Virgin Islands.  Total locations do not include 408 Healthcare Clinics that are operated primarily within other Walgreens locations or locations of unconsolidated partially owned entities such as Alliance Boots GmbH (Alliance Boots).

	Number of Locations
Location Type	February 28, 2014	February 28, 2013
Drugstores	8,210	8,072
Worksite Health and Wellness Centers	366	371
Infusion and Respiratory Services Facilities	93	81
Specialty Pharmacies	10	11
Mail Service Facilities	2	2
Total	8,681	8,537

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

The long-term outlook for prescription utilization is strong due in part to the aging population, the increasing utilization of generic drugs, the continued development of innovative drugs that improve quality of life and control health care costs, and the expansion of health care insurance coverage under the Patient Protection and Affordable Care Act (the ACA).  The ACA seeks to reduce federal spending by altering the Medicaid reimbursement formula (AMP) for multi-source drugs, and when implemented, is expected to reduce Medicaid reimbursements.  State Medicaid programs are also expected to continue to seek reductions in reimbursements independent of AMP.  We continuously face reimbursement pressure from pharmacy benefit management (PBM) companies, health maintenance organizations, managed care organizations and other commercial third party payers; our agreements with these payers are regularly subject to expiration, termination or renegotiation.  In addition, plan changes typically occur in January and in fiscal 2013, the high rate of introduction of new generic drugs moderated the impact of any associated rate adjustments. We experienced a significantly lower rate of new generic introductions in the first six months of fiscal 2014, as compared to the same period last year.  We anticipate this effect to moderate in the third quarter and become positive in the fourth quarter of the current fiscal year.

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

In August 2012, we acquired a 45% equity interest in Alliance Boots GmbH and a call option that provides Walgreens the right, but not the obligation, to purchase the remaining 55% over a six month period beginning February 2, 2015.  Additional information regarding our investment in Alliance Boots is available in our Current Reports on Form 8-K filed on June 19, 2012 and August 6, 2012 (as amended by the Form 8-K/A filed on September 10, 2012).   The amendment to our August 6, 2012 Form 8-K filed on September 10, 2012, includes as exhibits thereto Alliance Boots audited consolidated financial statements for the years ended March 31, 2012, 2011 and 2010 (prepared in accordance with International Financial Reporting Standards (IFRS) as issued by the International Accounting Standards Board) and unaudited pro forma consolidated financial information related to our 45% investment in Alliance Boots.  Alliance Boots audited consolidated financial statements for the years ended March 31, 2013 and 2012 (prepared in accordance with IFRS) are available on our Form 8-K filed on May 15, 2013.  We account for our 45% investment in Alliance Boots using the equity method of accounting.  Investments accounted for under the equity method are recorded initially at cost and subsequently adjusted for our share of the net income or loss and cash contributions and distributions to or from these entities.  Net income reported by Alliance Boots is translated from British pounds Sterling at the average rate for the period.  See Note 5 to our unaudited Consolidated Condensed Financial Statements for additional information regarding our equity method investments.  We utilize a three-month lag in reporting equity income from our investment in Alliance Boots, reported as equity earnings in Alliance Boots on the Consolidated Condensed Statements of Earnings.  The investment is recorded as equity investment in Alliance Boots in the Consolidated Condensed Balance Sheets.

Fiscal 2014 combined synergies across both companies are estimated to be between $375 million and $425 million. The three-month lag impacts the quarterly and fiscal year timing of when Alliance Boots results and synergies will be reflected in the equity earnings in Alliance Boots included in our financial statements.  See "Cautionary Note Regarding Forward-Looking Statements" below.

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

On March 19, 2013, the Company, Alliance Boots GmbH and AmerisourceBergen Corporation (AmerisourceBergen) announced various agreements and arrangements, including a ten-year pharmaceutical distribution agreement between Walgreens and AmerisourceBergen pursuant to which we will source branded and generic pharmaceutical products from AmerisourceBergen; an agreement which provides AmerisourceBergen the ability to access generics and related pharmaceutical products through Walgreens Boots Alliance Development GmbH, a global sourcing joint venture between Walgreens and Alliance Boots; and agreements and arrangements pursuant to which we and Alliance Boots together have the right, but not the obligation, to purchase a minority equity position in AmerisourceBergen and gain associated representation on AmerisourceBergen's board of directors in certain circumstances. AmerisourceBergen began to distribute all branded pharmaceutical products that we historically sourced from distributors and suppliers, effective September 1, 2013. In the second quarter of fiscal year 2014, AmerisourceBergen began distributing generic pharmaceutical products that we previously self-distributed. We expect the levels of generic pharmaceuticals distributed by AmerisourceBergen to continue to increase throughout the fiscal year. In addition to the information in this report, please refer to our Current Report on Form 8-K filed on March 20, 2013 and our Quarterly Report on Form 10-Q filed on March 25, 2013 for more detailed information regarding these agreements and arrangements. See "Cautionary Note Regarding Forward-Looking Statements" below.

Investments accounted for under the equity method are recorded initially at cost and subsequently adjusted for our share of the net income or loss and cash contributions and distributions to or from these entities. Our investment in Alliance Boots and the related call option were recorded as assets with a $7.7 billion aggregate value on our February 28, 2014 Consolidated Condensed Balance Sheets, which represented 30.8% of our long-lived assets as of that date.  Because our investment in Alliance Boots is denominated in a foreign currency (British pounds Sterling), translation gains or losses impact the value of the investment.  See Note 5 to our unaudited Consolidated Condensed Financial Statements for additional information.

RECENT DEVELOPMENT

On March 24, 2014, our Board of Directors approved a plan to close 76 underperforming stores in efforts to optimize and focus resources in a manner intended to increase shareholder value. We estimate that total pre-tax charges associated with the plan will be between $240 million and $280 million, largely attributable to lease termination costs. We expect that substantially all of these charges will be recognized during the third and fourth quarters of fiscal 2014. This store optimization plan is expected to result in an annual operating income benefit of $40 million to $50 million beginning in fiscal 2015. The amounts and timing of all estimates are subject to change. The actual amounts and timing may vary materially based on various factors, including the timing of closings; the timing and amount of sublease income and other lease expense; factors relating to real estate including sale proceeds; asset write-downs and other factors affecting inventory value; changes in management's assumptions; and other factors. See "Cautionary Note Regarding Forward-Looking Statements" below.

OPERATING STATISTICS

	Percentage Increases/(Decreases)
	Three Months Ended		Six Months Ended
	February 28, 2014	February 28, 2013	February 28, 2014	February 28, 2013
Net Sales	5.1	0.0	5.5	(2.3)
Net Earnings Attributable to Walgreen Co.	(0.3)	10.7	3.9	(5.5)
Comparable Drugstore Sales	4.3	(2.6)	4.8	(5.3)
Prescription Sales	7.0	0.0	7.2	(3.7)
Comparable Drugstore Prescription Sales	5.8	(2.7)	6.5	(7.1)
Front-End Sales	2.2	(0.1)	2.7	0.0
Comparable Drugstore Front-End Sales	2.0	(2.6)	2.2	(2.3)
Gross Profit	0.8	4.0	0.9	2.0
Selling, General and Administrative Expenses	1.6	5.0	0.6	4.8

	Percent to Net Sales
	Three Months Ended		Six Months Ended
	February 28, 2014	February 28, 2013	February 28, 2014	February 28, 2013
Gross Margin	28.8	30.1	28.5	29.8
Selling, General and Administrative Expenses	23.3	24.1	23.6	24.7

	Other Statistics
	Three Months Ended		Six Months Ended
	February 28, 2014	February 28, 2013	February 28, 2014	February 28, 2013
Prescription Sales as a % of Net Sales	62.2	61.1	63.4	62.4
Third Party Sales as a % of Total Prescription Sales	96.2	95.3	96.2	95.5
Number of Prescriptions (in millions)	175	174	350	343
Comparable Prescription % Increase/(Decrease)	(0.4)	2.5	1.4	(2.6)
30 Day Equivalent Prescriptions (in millions) *	214	208	427	409
Comparable 30 Day Equivalent Prescription % Increase/(Decrease) *	2.2	4.3	3.8	(0.4)
Total Number of Locations			8,681	8,537

* Includes the adjustment to convert prescriptions greater than 84 days to the equivalent of three 30-day prescriptions. This adjustment reflects the fact that these prescriptions include approximately three times the amount of product days supplied compared to a normal prescription.

RESULTS OF OPERATIONS

Net earnings attributable to Walgreen Co. for the second quarter ended February 28, 2014, were $754 million, or $.78 per diluted share.  This was a 0.3% decrease in net earnings over the same quarter last year.  The net earnings decrease in the quarter was primarily attributable to lower gross margins and a loss on fair market value adjustments related to the AmerisourceBergen warrants mostly offset by higher net sales, lower selling, general and administrative expenses as a percent of sales, higher equity earnings in Alliance Boots and a lower effective income tax rate.  Included in the second quarter net earnings and net earnings per diluted share, respectively, was $60 million, or $.06 per diluted share, in acquisition-related amortization; $47 million, or $.05 per diluted share, in Alliance Boots related tax; $33 million, or $.04 per diluted share, from the quarter's LIFO provision; income of $26 million, or $.03 per diluted share, related to combined fair value adjustments and amortization related to both our and Alliance Boots warrants to purchase AmerisourceBergen common stock; $11 million, or $.01 per diluted share, of other acquisition-related costs and $1 million of organizational efficiency costs.  Included in the second quarter ended February 28, 2013 net earnings and net earnings per diluted share, respectively, was $71 million, or $.08 per diluted share, in acquisition-related amortization; $46 million, or $.05 per diluted share, from the quarter's LIFO provision; $42 million, or $.04 per diluted share, in Alliance Boots related tax; $13 million, or $.01 per diluted share, of acquisition-related costs; $13 million, or $.01 per diluted share, from an additional gain on the 2011 sale of the Walgreens Health Initiatives, Inc. business relating to a client retention escrow.

For the six month period ended February 28, 2014, net earnings increased 23.9% to $1,449 million or $1.51 per diluted share.  The net earnings increase for the six month period was primarily attributable to higher net sales, lower selling, general and administrative expenses as a percentage of sales, higher equity earnings in Alliance Boots, fair market value gains related to the AmerisourceBergen warrants and a lower effective tax rate partially offset by lower gross margins.  Included in the six month period net earnings and net earnings per diluted share, respectively, was $187 million, or $.20 per diluted share, related to combined fair value adjustments and amortization related to both our and Alliance Boots warrants to purchase AmerisourceBergen common stock; $118 million, or $.12 per diluted share, in acquisition-related amortization; $75 million, or $.08 per diluted share, in Alliance Boots related tax;  $70 million, or $.07 per diluted share, from the six months' LIFO provision; $27 million, or $.03 per diluted share, of acquisition-related costs and $16 million, or $.02 per diluted share, of organizational efficiency costs.  Included in the six month period ending February, 28, 2013, net earnings and net earnings per diluted share, respectively, was $130 million, or $.14 per diluted share, in acquisition-related amortization; $80 million, or $.08 per diluted share, from the quarter's LIFO provision; $42 million, or $.04 per diluted share, in Alliance Boots related tax; $36 million, or $.03 per diluted share, of acquisition-related costs; $24 million, or $.03 per diluted share, in costs related to Hurricane Sandy; and $13 million, or $0.01 per diluted share, from an additional gain on the 2011 sale of the Walgreens Health Initiatives, Inc. business relating to a client retention escrow.

Net sales for the quarter ended February 28, 2014, increased by 5.1% to $19.6 billion.  Sales increased from new stores, each of which includes an indeterminate amount of market-driven price changes, and higher comparable store sales.  Sales in comparable drugstores were up 4.3% in the quarter ended February 28, 2014.  Comparable drugstores are defined as those that have been open for at least twelve consecutive months without closure for seven or more consecutive days and without a major remodel or a natural disaster in the past twelve months.  Relocated and acquired stores are not included as comparable stores for the first twelve months after the relocation or acquisition.  We operated 8,681 locations (8,210 drugstores) as of February 28, 2014, compared to 8,537 locations (8,072 drugstores) a year earlier.

Prescription sales increased by 7.0% in the current quarter and 7.2% for the first six months, representing 62.2% and 63.4% of total net sales, respectively.  In the prior year, prescription sales were flat in the quarter and decreased 3.7% year to date, representing 61.1% and 62.4% of total net sales, respectively. Comparable drugstore prescription sales were up 5.8% in the current quarter and 6.5% for the six month period.  The effect of generic drugs, which have a lower retail price, replacing brand name drugs reduced prescription sales by 1.3% in the current quarter and 1.1% for the first six months versus reductions of 5.9% and 7.3% in the same periods last year.  The effect of generics on total net sales was a reduction of 0.7% in the current quarter and 0.6% year to date compared to reductions of 3.2% for the quarter and 4.0% for the first six months last year.  Third party sales, where reimbursement is received from managed care organizations, the government, employers or private insurers, were 96.2% of prescription sales for both the quarter and for the six month periods ended February 28, 2014 compared to 95.3% for the quarter and 95.5% for the six month period last year.  We receive market driven reimbursements from third party payers, a number of which typically reset in January.  The total number of prescriptions filled for the current quarter (including immunizations) was approximately 175 million compared to 174 million for the same period last year.  Prescriptions adjusted to 30 day equivalents were 214 million in the current quarter versus 208 million in last year's quarter.

Front-end sales increased 2.2% for the current quarter and were 37.8% of total net sales.  For the six months ended February 28, 2014, front-end sales increased 2.7% and comprised 36.6% of total net sales.  In comparison, prior year front end sales decreased 0.1% for the quarter and were flat for the six month period, and comprised 38.9% and 37.6% of total net sales. Comparable drugstore front-end sales increased 2.0% for the current quarter and 2.2% year to date compared to the prior year which decreased 2.6% and 2.3% in the quarter and year to date periods, respectively.   The increase in comparable front-end sales in the current quarter was primarily attributed to an increase in basket size partially offset by lower customer traffic.

Gross margin as a percent of sales was 28.8% in the current quarter and 28.5% for the first six months compared to 30.1% and 29.8% last year.  Retail pharmacy margins were negatively impacted by a significant reduction in the number of brand to generic drug conversions and lower market driven reimbursements.  Front-end margins were negatively impacted in the convenience and fresh foods, non-prescription drug, photofinishing and household item categories.  Retail pharmacy and front-end margins were positively impacted by purchasing synergies realized from the joint venture formed by Walgreens and Alliance Boots.

Gross profit dollars for the quarter and six month periods ended February 28, 2014 increased $43 million, or 0.8%, and $96 million, or 0.9%, respectively, compared to the same periods last year.  The increase is attributed to higher sales volumes partially offset by lower retail pharmacy and front-end margins.

We use the LIFO method of inventory valuation, which can only be determined annually when inflation rates and inventory levels are finalized; therefore, LIFO inventory costs for the interim financial statements are estimated. Cost of sales included a LIFO provision of $51 million and $109 million for the quarter and six month periods ended February 28, 2014, respectively, versus $72 million and $127 million in the same periods a year ago.  In the current quarter, our estimated annual inflation rate decreased from 2.75% to 2.50%, primarily due to lower forecasted prescription drug inventory levels.    In the prior year's quarter, the estimated annual inflation rate increased from 2.50% to 2.75% primarily due to higher than anticipated prescription drug inflation.

Selling, general and administrative expenses as a percentage of sales were 23.3% for the current year's second quarter and 23.6% for the first six months compared to 24.1% and 24.7% in the same periods a year ago.  As a percentage of sales, expenses in the current quarter were lower primarily due to lower store compensation costs, legal expenses and promotional costs associated with the Company's loyalty program partially offset by higher weather-related costs.  Expenses for the six month period as a percentage of sales were lower primarily due to lower store compensation costs and loyalty expenses, partially offset by higher weather-related costs.  Included in the prior year's six month period were expenses related to Hurricane Sandy and higher investments in strategic initiatives and capabilities.

Selling, general and administrative expense dollars increased $72 million or 1.6% over the prior year's quarter and $53 million or 0.6% over the prior year's six month period.  The current quarter's growth includes 1.3% of new store expenses and 0.4% of comparable store and headquarters expenses which were partially offset by lower acquisition related costs of 0.1%.  Growth for the six month period ended February 28, 2014 included 1.3% of new store expenses and 0.2% of organizational efficiency costs.  These were partially offset by lower comparable store and headquarters expenses of 0.2% and acquisition related costs of 0.3%.  In addition, Hurricane Sandy costs in the prior year were 0.4%.

Equity earnings in the 45% Alliance Boots equity method investment for the three month period ended February 28, 2014 was $194 million compared to $85 million last year. The current quarter included $99 million in fair value adjustments and amortization related to Alliance Boots warrants to purchase AmerisourceBergen common stock. Earnings also reflect $10 million, $8 million net of tax, of incremental acquisition-related amortization in the current quarter compared to amortization of $28 million in the prior year's quarter, $23 million net of tax, of which $13 million related to inventory.

Equity earnings in the 45% Alliance Boots equity method investment for the six month period ended February 28, 2014 was $345 million as compared to $89 million last year. Alliance Boots earnings are reported on a three-month lag. As a result, the six month period ended February 28, 2013 only included August through November's results of operations of Alliance Boots reflected in the equity earnings in Alliance Boots due to the timing of this investment. Earnings in the first six months of the current year included $118 million in fair value adjustments and amortization related to Alliance Boots warrants to purchase AmerisourceBergen common stock and $71 million from remeasuring deferred tax balances related to UK tax law changes enacted in July 2013. Earnings also reflect $20 million, $16 million net of tax, of incremental acquisition-related amortization in the current six month period compared to amortization of $40 million in the prior year period, $33 million net of tax, $19 million of which was related to inventory.

Other income/(expense) for the three and six month periods ended February 28, 2014 was $59 million expense and $166 million income, respectively.  The change in fair value of our AmerisourceBergen warrants resulted in recording other expense of $64 million in the quarter and income of $156 million for the six month period, primarily attributable to the change in the price of AmerisourceBergen's common stock.  In addition, we recorded $5 million and $10 million in the quarter and six month periods, respectively, of other income relating to the amortization of the deferred credit associated with the initial value of the warrants.

Interest was a net expense of $37 million in the quarter and $78 million year to date compared to $23 million and $60 million for the prior quarter and year to date, respectively. The current and prior year's interest expense is net of $1 million in the quarter and $3 million year to date, which was capitalized to construction projects.  The prior year's interest expense was reduced by a $19 million receipt of interest income related to late payments of state Medicaid receivables.

The effective tax rate for the quarter was 34.9% compared to 36.6% for the prior year's quarter. For the six month period, the effective tax rate was 35.7% compared to 37.1% in the prior year.  The decrease in the current quarter and year to date effective tax rates, as compared the rate for the same periods in the prior year, is primarily attributed to foreign source income taxed at a lower rate, partly offset by increases to estimated permanent differences between book and tax income.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $1.8 billion at February 28, 2014, compared to $2.4 billion at February 28, 2013. Short-term investment objectives are to minimize risk, maintain liquidity and maximize after-tax yields.  To attain these objectives, investment limits are placed on the amount, type and issuer of securities.  Investments are principally in U.S. Treasury market funds.

Our long-term capital policy is to maintain a strong balance sheet and financial flexibility; reinvest in our core strategies; invest in strategic opportunities that reinforce our core strategies and meet return requirements; and return surplus cash flow to shareholders in the form of dividends and share repurchases over the long term.

Net cash provided by operating activities for the six months ended February 28, 2014, was $1.2 billion compared to $1.8 billion a year ago.  When compared to the prior year, cash from operating activities decreased primarily as a result of changes in working capital balances.  For the six months ended February 28, 2014, working capital used $541 million of cash as compared to the prior year, where working capital was flat.  The decrease in cash used for working capital was primarily attributable to inventory balances and timing of payments related to the AmerisourceBergen transition.  Cash provided by operations is the principal source of funds for expansion, acquisitions, remodeling programs, dividends to shareholders and stock repurchases.

Net cash used for investing activities was $1.2 billion for the six months ended February 28, 2014, consistent with a year ago. Additions to property and equipment were $591 million compared to $581 million last year.  During the first six months, we added a total of 167 locations (99 net) compared to 271 last year (152 net).  There were 19 owned locations added during the first six months and 65 under construction at February 28, 2014 versus 20 owned locations added and 41 under construction last year.

	Drugstores	Worksites	Infusion and Respiratory Services	Specialty Pharmacies	Mail Service	Total
August 31, 2013	8,116	371	82	11	2	8,582
New/Relocated	78	15	-	-	-	93
Acquired	60	-	14	-	-	74
Closed/Replaced	(44)	(20)	(3)	(1)	-	(68)
February 28, 2014	8,210	366	93	10	2	8,681

Business acquisitions this year were $297 million versus $552 million in the prior year.  Business acquisitions in the current year include the purchase of certain assets of regional drugstore chain Kerr Drug and its affiliates for $173 million, subject to adjustment in certain circumstances.  Business acquisitions in the comparable prior year period included the purchase of the regional drugstore chain USA Drug from Stephen L. LaFrance Holdings, Inc. and members of the LaFrance family for $416 million net of assumed cash, an 80% interest in Cystic Fibrosis Foundation Pharmacy, LLC for $29 million net of assumed cash, and selected other assets (primarily prescription files). In connection with our strategic relationship with AmerisourceBergen, we purchased AmerisourceBergen common stock in open market transactions totaling $430 million during the six month period ended February 28, 2014.

Capital expenditures for fiscal 2014 are expected to be approximately $1.4 billion, excluding business acquisitions, joint ventures and prescription file purchases, although the actual amount may vary depending upon a variety of factors, including, among other things, the timing of implementation of certain capital projects.  In addition, we continue to optimize and focus our resources in a manner to increase shareholder value.  In the second half of fiscal 2014, we expect to incur charges between $240 million and $280 million in costs related to the closure of 76 retail store locations, most of which relates to termination charges.  Including these store closures, we expect our net drugstore locations to increase by approximately 55 to 75 locations in fiscal 2014.

Net cash used by financing activities was $398 million compared to the prior year net cash provided by financing activities of $507 million.  We repurchased shares to support the needs of the employee stock plans totaling $205 million this year and $116 million last year. We had proceeds related to employee stock plans of $416 million during the first six months versus $170 million for the same period last year.  Cash dividends paid were $597 million during the first six months of fiscal 2014, versus $520 million for the same period a year ago.  Last year we received proceeds from a public offering of $4.0 billion of notes with varying interest rates (see Note 9).  The notes were used, in part, to repay the $3.0 billion 364-day bridge term loaned obtained in connection with the investment in Alliance Boots.

In connection with our capital policy, our Board of Directors has authorized share repurchase programs and set a long-term dividend payout ratio target between 30 and 35 percent of net earnings attributable to Walgreen Co.  Our Board of Directors authorized the 2012 stock repurchase program, which allows for the repurchase of up to $2.0 billion of the Company's common stock prior to its expiration on December 31, 2015.  We did not purchase any shares under the program in the first six months of fiscal 2014 or 2013.

We determine the timing and amount of repurchases based on our assessment of various factors including prevailing market conditions, alternate uses of capital, liquidity, the economic environment and other factors.  We anticipate that the future share repurchase activity will not be significant due to the debt levels incurred for the investment in Alliance Boots and the expected repayment of near-term maturities.  The timing and amount of these purchases may change at any time and from time to time.  The Company has repurchased and may from time to time in the future repurchase shares on the open market through Rule 10b5-1 plans, which enable a company to repurchase shares at times when it otherwise might be precluded from doing so under insider trading laws.

We have periodically borrowed under our commercial paper program during the first six months of the current fiscal year, and may continue to borrow in future periods.  In connection with our commercial paper program, we maintain two unsecured backup syndicated lines of credit that total $1.35 billion.  The first $500 million facility expires on July 20, 2015, and allows for the issuance of up to $250 million in letters of credit.  The second $850 million facility expires on July 23, 2017, and allows for the issuance of up to $200 million in letters of credit.  The issuance of letters of credit under either of these facilities reduces available borrowings.  Our ability to access these facilities is subject to our compliance with the terms and conditions of the credit facility, including financial covenants.  The covenants require us to maintain certain financial ratios related to the proportion of consolidated debt to total capitalization and priority debt, along with limitations on the sale of assets and purchases of investments. At February 28, 2014, we were in compliance with all such covenants.  The Company pays a facility fee to the financing banks to keep these lines of credit active.  At February 28, 2014, there were no letters of credit issued against these facilities.

As of March 27, 2014, our credit ratings were:

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

Pursuant to our Purchase and Option Agreement with Alliance Boots, we have the right, but not the obligation, to purchase the remaining 55% interest in Alliance Boots during the period beginning February 2, 2015 and ending August 2, 2015.  If we exercise this call option, we would, subject to the terms and conditions of such agreement, be obligated to make a cash payment of £3.133 billion (equivalent to approximately $5.2 billion based on exchange rates as of February 28, 2014) and issue approximately 144.3 million shares of our common stock, with the amount and form of such consideration being subject to adjustment in certain circumstances including if the volume weighted average price of our common stock is below $31.18 per share during a period shortly before the closing of the second step transaction.  We also would assume the then-outstanding debt of Alliance Boots upon the closing of the second step transaction.

Pursuant to our arrangements with AmerisourceBergen and Alliance Boots, we and Alliance Boots have the right, but not the obligation, to purchase a minority equity position in AmerisourceBergen over time pursuant to open market purchases and warrants to acquire AmerisourceBergen common stock.  WAB Holdings, LLC, a newly-formed entity jointly owned by Walgreens and Alliance Boots, which is consolidated by Walgreens, can acquire up to 19,859,795 shares which represents approximately 7% of the outstanding AmerisourceBergen common stock on a fully-diluted basis, assuming exercise in full of the warrants.  The amount of permitted open market purchases is subject to increase in certain circumstances.  We have purchased a total of approximately 10.5 million AmerisourceBergen shares in the open market, including 6.5 million shares with a cost basis of $430 million in the six month period ended February 28, 2014.  We have funded and plan to continue funding these purchases over time through cash contributions to WAB Holdings.  Share purchases may be made from time to time in open market transactions or pursuant to instruments and plans complying with Rule 10b5-1.

If we elect to exercise the two warrants issued by AmerisourceBergen in full, Walgreens would, subject to the terms and conditions of such warrants, be required to make a cash payment of approximately $584.4 million in connection with the exercise of the first warrant during a six-month period beginning in March 2016 and $595.8 million in connection with the exercise of the second warrant during a six-month period beginning in March 2017.  Similarly, if Alliance Boots elects to exercise the two warrants issued by AmerisourceBergen in full, Alliance Boots would, subject to the terms and conditions of such warrants, be required to pay AmerisourceBergen similar amounts upon the exercise of their warrants in 2016 and 2017.  If Walgreens elects to exercise its option to purchase the remaining 55% interest in Alliance Boots, Walgreens would acquire the warrants held by Alliance Boots and be required to make cash payments of approximately $1.2 billion in order to exercise each tranche of warrants.  Our and Alliance Boots ability to invest in equity in AmerisourceBergen above certain thresholds is subject to the receipt of regulatory approvals.

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

Letters of credit are issued to support purchase obligations and commitments (as reflected on the Contractual Obligations and Commitments table) as follows (in millions):

February 28, 2014
Inventory purchase commitments	$26
Insurance	263
Real estate development	4
Total	$293

We have no off – balance sheet arrangements other than those disclosed on the Contractual Obligations and Commitments table.  Both on – balance sheet and off – balance sheet financing alternatives are considered when pursuing our capital structure and capital allocation objectives.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The following table lists our contractual obligations and commitments as of February 28, 2014:

	Payments Due by Period (In millions)
	Total	Less than 1 Year	1-3 Years	3-5 Years	Over 5 Years
Operating leases (1)	$34,884	$2,502	$4,948	$4,652	$22,782
Purchase obligations (2):
Open inventory purchase orders	847	847	-	-	-
Real estate development	178	111	60	7	-
Other corporate obligations	679	224	258	176	21
Long-term debt*	5,047	558	751	1,005	2,733
Interest payment on long-term debt	1,323	137	263	244	679
Insurance*	612	188	197	89	138
Retiree health*	340	11	27	33	269
Closed location obligations*	138	33	40	22	43
Capital lease obligations *(1)	464	15	29	27	393
Other long-term liabilities reflected on the balance sheet*(3)	1,205	128	204	209	664
Total	$45,717	$4,754	$6,777	$6,464	$27,722
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
(3)
Includes $144 million ($21 million within one year, $69 million in 1-3 years, $44 million in 3-5 years and $11 million over 5 years) of unrecognized tax benefits recorded under Accounting Standards Codification Topic 740, Income Taxes.

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

In connection with the Alliance Boots Purchase and Option Agreement dated June 18, 2012, we have the right, but not the obligation, to purchase the remaining 55% interest in Alliance Boots GmbH at any time during the period beginning February 2, 2015, and ending August 2, 2015.  If we exercise this call option, we would, subject to the terms and conditions of such agreement, be obligated to make a cash payment of £3.133 billion (equivalent to approximately $5.2 billion based on exchange rates as of February 28, 2014) and issue approximately 144.3 million shares of our common stock, with the amount and form of such consideration being subject to adjustment in certain circumstances including if the volume weighted average price of our common stock is below $31.18 per share during a period shortly before the closing of the second step transaction.  We also would assume the then-outstanding debt of Alliance Boots GmbH upon the closing of the second step transaction.  In the event that we do not exercise the option, or we exercise the call option but the second step transaction does not close, under certain circumstances, our ownership of Alliance Boots GmbH will reduce from 45% to 42% in exchange for nominal consideration to Walgreens.

In addition, pursuant to our arrangements with AmerisourceBergen and Alliance Boots, we and Alliance Boots have the right, but not the obligation, to purchase a minority equity position in AmerisourceBergen over time, including pursuant to open market purchases and warrants to acquire AmerisourceBergen common stock.   If we elect to exercise the two warrants issued by AmerisourceBergen in full, Walgreens would, subject to the terms and conditions of such warrants, be required to make a cash payment of approximately $584.4 million in connection with the exercise of the first warrant during a six-month period beginning in March 2016 and $595.8 million in connection with the exercise of the second warrant during a six-month period beginning in March 2017.  Similarly, if Alliance Boots elects to exercise the two warrants issued by AmerisourceBergen in full, Alliance Boots would, subject to the terms and conditions of such warrants, be required to pay AmerisourceBergen similar amounts upon the exercise of their warrants in 2016 and 2017.  If Walgreens elects to exercise its option to purchase the remaining 55% interest in Alliance Boots, Walgreens would acquire the warrants held by Alliance Boots and be required to make cash payments of approximately $1.2 billion in order to exercise each tranche of warrants.  Our and Alliance Boots ability to invest in equity in AmerisourceBergen above certain thresholds is subject to the receipt of regulatory approvals.  See "Liquidity and Capital Resources" above.

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

The underlying net assets of the Company's equity method investment in Alliance Boots include goodwill and indefinite-lived intangible assets.  These assets are evaluated for impairment annually, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.  Based on testing performed during fiscal 2014, the fair value of each Alliance Boots reporting unit exceeded its carrying value.  For certain reporting units, relatively modest changes in key assumptions may have resulted in the recognition of a goodwill impairment charge.  The Company's proportionate share of a potential impairment would be limited to its 45% ownership percentage.

Income taxes -

We are subject to routine income tax audits that occur periodically in the normal course of business.  U.S. federal, state, local and foreign tax authorities raise questions regarding our tax filing positions, including the timing and amount of deductions and the allocation of income among various tax jurisdictions. In evaluating the tax benefits associated with our various tax filing positions, we record a tax benefit for uncertain tax positions using the highest cumulative tax benefit that is more likely than not to be realized. Adjustments are made to our liability for unrecognized tax benefits in the period in which we determine the issue is effectively settled with the tax authorities, the statute of limitations expires for the return containing the tax position or when more information becomes available.  As of February 28, 2014, approximately $21 million of unrecognized tax benefits were reported as current tax liabilities, with the balance classified as long-term liabilities on the Consolidated Condensed Balance Sheets.

In determining our provision for income taxes, we use an annual effective income tax rate based on full-year income, permanent differences between book and tax income, the relative proportion of foreign and domestic income, projections of income subject to Subpart F rules and statutory income tax rates. The effective income tax rate also reflects our assessment of the ultimate outcome of tax audits. Discrete events such as audit settlements or changes in tax laws are recognized in the period in which they occur.  Based on current knowledge, it is reasonably possible the amount of our unrecognized tax benefits will decrease in the next 12 months by up to $21 million.  The primary cause of this decrease is tax audit settlements.  We do not expect the settlements to significantly impact our Consolidated Condensed Statements of Earnings, our Consolidated Condensed Balance Sheets or our liquidity.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report and other documents that we file or furnish with the Securities and Exchange Commission contain forward-looking statements that are based on current expectations, estimates, forecasts and projections about our future performance, our business, our beliefs and our management's assumptions. In addition, we, or others on our behalf, may make forward-looking statements in press releases or written statements, on the Company's website or in our communications and discussions with investors and analysts in the normal course of business through meetings, webcasts, phone calls, conference calls and other communications.  Some of such forward-looking statements may be based on certain data and forecasts relating to our business and industry that we have obtained from internal surveys, market research, publicly available information and industry publications.  Industry publications, surveys and market research generally state that the information they provide has been obtained from sources believed to be reliable, but that the accuracy and completeness of such information is not guaranteed.  Statements that are not historical facts are forward-looking statements, including, without limitation, statements regarding our future financial and operating performance, as well as forward-looking statements concerning planned store closings in connection with our store optimization plan and the effects thereof, our investment in Alliance Boots GmbH and the other arrangements and transactions contemplated by the Purchase and Option Agreement and other agreements relating to our strategic partnership with Alliance Boots and their possible effects, our commercial agreement with AmerisourceBergen, the arrangements and transactions contemplated by our framework agreement with AmerisourceBergen and Alliance Boots and their possible effects, estimates of the impact of developments on our earnings, earnings per share and other financial and operating metrics, cough/cold and flu season, prescription volume, pharmacy sales trends, prescription margins, number and location of new store openings, network participation, vendor, payer and customer relationships and terms, possible new contracts or contract extensions, competition, economic and business conditions, outcomes of litigation and regulatory matters, the level of capital expenditures, industry trends, demographic trends, growth strategies, financial results, cost reduction initiatives, acquisition and joint venture synergies, competitive strengths and changes in legislation or regulations. Words such as "expect," "likely," "outlook," "forecast," "would," "could," "should," "can," "will," "project," "intend," "plan," "goal," "target," "continue," "sustain," "synergy," "on track," "believe," "seek," "estimate," "anticipate," "may," "possible," "assume," variations of such words and similar expressions are intended to identify such forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that could cause actual results to vary materially from those indicated, including, but not limited to, those relating to whether the costs associated with our store optimization plan will exceed current forecasts, our ability to realize expected savings and benefits in the amounts and at the times anticipated, the Purchase and Option Agreement and other agreements relating to our strategic partnership with Alliance Boots, the arrangements and transactions contemplated thereby and their possible effects, our commercial agreement with AmerisourceBergen, the arrangements and transactions contemplated by our framework agreement with AmerisourceBergen and Alliance Boots and their possible effects, the occurrence of any event, change or other circumstance that could give rise to the termination, cross-termination or modification of any of the transaction documents, the parties' ability to realize anticipated synergies and achieve anticipated financial and operating results, the amount of costs, fees, expenses and charges incurred in connection with strategic transactions, the risks associated with transitions in supply arrangements, the risks associated with international business operations, the risks associated with governance and control matters in minority investments, whether the option to acquire the remainder of the Alliance Boots equity interest will be exercised and the financial and operational ramifications thereof, the risks associated with equity investments in AmerisourceBergen including whether the warrants to invest in AmerisourceBergen will be exercised and the ramifications thereof, changes in vendor, payer and customer relationships and terms, changes in network participation, the implementation, operation and growth of our customer loyalty program, changes in economic and business conditions generally or in the markets in which we or Alliance Boots participate, competition, risks associated with new business areas and activities, risks associated with acquisitions, joint ventures, strategic investments  and divestitures, the ability to realize anticipated results from capital expenditures and cost reduction initiatives, outcomes of legal and regulatory matters, and changes in legislation or regulations or interpretations thereof, and those described in Item 1A (Risk Factors) in our Form 10-K for the fiscal year ended August 31, 2013, and in other reports that we file or furnish with the Securities and Exchange Commission.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those indicated or anticipated by such forward-looking statements. Accordingly, you are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date they are made. Except to the extent required by law, we do not undertake, and expressly disclaim, any duty or obligation to update publicly any forward-looking statement after the date the statement is made, whether as a result of new information, future events, changes in assumptions or otherwise.

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

We are exposed to interest rate volatility with regard to future issuances of fixed-rate debt, and existing and future issuances of floating-rate debt.  Primary exposures include U.S. Treasury rates, LIBOR and commercial paper rates.  From time to time, we use interest rate swaps and forward-starting interest rate swaps to hedge our exposure to interest rate changes, to reduce the volatility of our financing costs, and to achieve a desired proportion of fixed versus floating-rate debt, based on current and projected market conditions.  Generally under these swaps, we agree with a counterparty to exchange the difference between fixed-rate and floating-rate interest rate amounts based on an agreed upon notional principal amount.  To manage our exposure to interest rate fluctuations between now and the date of an anticipated debt issuance, in March 2014 we entered into forward-starting interest rate swaps for a $500 million notional amount.

Information regarding our interest rate swap transactions is set forth in Note 10 to the Consolidated Financial Statements.  These financial instruments are sensitive to changes in interest rates.  On February 28, 2014, we had $1.0 billion in long-term debt obligations that had floating interest rates, all of which relates to fixed rate debt swapped to variable rate.  In addition, we had $550 million of short-term variable rate debt which was paid in full upon its March 13, 2014 maturity date.  A one percentage point increase or decrease in interest rates would increase or decrease the annual interest expense we recognize and the cash we pay for interest expense by approximately $16 million.

In connection with our Purchase and Option Agreement with Alliance Boots and the transactions contemplated thereby, our exposure to foreign currency risks, primarily with respect to the British pound Sterling, and to a lesser extent the Euro and certain other foreign currencies, is expected to increase.  We are exposed to the translation of foreign currency earnings to the U.S. dollar as a result of our 45% interest in Alliance Boots GmbH, which we account for using the equity method of accounting on a three month lag.  Foreign currency forward contracts and other derivative instruments may be used from time to time in some instances to hedge in full or in part certain risks relating to foreign currency denominated assets and liabilities, intercompany transactions, and in connection with acquisitions, joint ventures or investments outside the United States.  As of February 28, 2014 and February 28, 2013, we did not have any outstanding foreign exchange derivative instruments.

Changes in the AmerisourceBergen common stock price and equity volatility may have a significant impact on the value of the warrants to acquire AmerisourceBergen common stock described in Note 9 to our unaudited Consolidated Condensed Financial Statements.  As of  February 28, 2014, a one dollar change in AmerisourceBergen's common stock would, holding other factors constant, increase or decrease the fair value of the Company's warrants by $19 million and a one percent change in AmerisourceBergen's equity volatility would, holding other factors constant, increase or decrease the fair value of the Company's warrants by $5 million.  Additionally, the Company holds an investment in AmerisourceBergen common stock.  As of February 28, 2014, a one dollar change in AmerisourceBergen common stock would increase or decrease the fair value of the Company's investment by $11 million.

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

Changes in Internal Control over Financial Reporting

In connection with the evaluation pursuant to Exchange Act Rule 13a-15(d) of the Company's internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) by the Company's management, including its CEO and CFO, no changes during the quarter ended February 28, 2014 were identified that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

(c)
The following table provides information about purchases by the Company during the quarter ended February 28, 2014 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act. Subject to applicable law, share purchases may be made in open market transactions, privately negotiated transactions, or pursuant to instruments and plans complying with Rule 10b5-1.

	Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Program (1)
12/1/2013 - 12/31/2013	-	-	-	$425,062,173
1/1/2014 - 1/31/2014	-	-	-	$425,062,173
2/1/2014 - 2/28/2014	-	-	-	$425,062,173
Total	-		-

(1)
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

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time.

Exhibit No.	Description	SEC Document Reference
3.1	Amended and Restated Articles of Incorporation of Walgreen Co.	Incorporated by reference to Exhibit 3.1 to Walgreen Co.'s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on January 19, 2011.

3.2	Amended and Restated By-Laws of Walgreen Co., as amended effective as of August 2, 2012	Incorporated by reference to Exhibit 3.1 to Walgreen Co.'s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on August 6, 2012.
10.1	First Amendment to the Walgreen Co. Executive Severance and Change in Control Plan	Filed herewith.

10.2	Retirement Agreement and Release between Walgreen Co. and Graham W. Atkinson	Filed herewith.

10.3	Assignment Agreement between Walgreen Co. and Jeffrey Berkowitz.	Filed herewith.

12	Computation of Ratio of Earnings to Fixed Charges.	Filed herewith.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.	Furnished herewith.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.	Furnished herewith.

101
The following financial statements and footnotes from the Walgreen Co. Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Condensed Balance Sheets; (ii) Consolidated Condensed Statement of Equity; (iii) Consolidated Condensed Statements of Earnings; (iv) Consolidated Condensed Statements of Comprehensive Income; (v) Consolidated Condensed Statements of Cash Flows; and (vi) the Notes to Consolidated Condensed Financial Statements.
Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WALGREEN CO.
(Registrant)

Dated: 3/27/14	/s/ W.D. Miquelon
W.D. Miquelon
Executive Vice President, Chief Financial Officer and President, International
(Chief Financial Officer)

Dated: 3/27/14	/s/ T.J. Heidloff
Theodore J. Heidloff
Divisional Vice President – Accounting and Controller
(Principal Accounting Officer)