Form 10-Q
period 2014-05-31
WALGREEN CO
filed 2014-07-01
CIK 104207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended May 31, 2014

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
Yes ☑        No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐        No ☑

The number of shares outstanding of the registrant's Common Stock, $.078125 par value, as of May 31, 2014 was 956,560,612.

WALGREEN CO.

FORM 10-Q FOR THE QUARTER ENDED May 31, 2014

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

PART I. FINANCIAL INFORMATION
Item 1.  Consolidated Condensed Financial Statements (Unaudited)

WALGREEN CO. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(UNAUDITED)
(In millions, except per share amounts)

	May 31, 2014	August 31, 2013	May 31, 2013
Assets
Current Assets:
Cash and cash equivalents	$2,126	$2,106	$2,994
Accounts receivable, net	3,029	2,632	2,418
Inventories	6,439	6,852	6,881
Other current assets	334	284	278
Total Current Assets	11,928	11,874	12,571
Non-Current Assets:
Property and equipment, at cost, less accumulated depreciation and amortization	12,088	12,138	12,075
Equity investment in Alliance Boots	7,035	6,261	6,205
Alliance Boots call option	924	839	837
Goodwill	2,365	2,410	2,400
Other non-current assets	3,051	1,959	1,753
Total Non-Current Assets	25,463	23,607	23,270
Total Assets	$37,391	$35,481	$35,841

Liabilities & Equity
Current Liabilities:
Short-term borrowings	$780	$570	$1,865
Trade accounts payable	4,235	4,635	4,530
Accrued expenses and other liabilities	3,370	3,577	3,221
Income taxes	24	101	74
Total Current Liabilities	8,409	8,883	9,690
Non-Current Liabilities:
Long-term debt	3,747	4,477	4,501
Deferred income taxes	1,010	600	577
Other non-current liabilities	2,740	2,067	2,093
Total Non-Current Liabilities	7,497	7,144	7,171
Commitments and Contingencies (see Note 11)
Equity:
Preferred stock $0.0625 par value; authorized 32 million shares, none issued	-	-	-
Common stock $0.078125 par value; authorized 3.2 billion shares; issued 1,028,180,150 at May 31, 2014, August 31, 2013 and May 31, 2013	80	80	80
Paid-in capital	1,128	1,074	1,029
Employee stock loan receivable	(7)	(11)	(12)
Retained earnings	22,790	21,523	21,166
Accumulated other comprehensive income (loss)	202	(98)	(121)
Treasury stock, at cost; 71,619,538 shares at May 31, 2014, 81,584,572 at August 31, 2013 and 83,176,470 at May 31, 2013	(2,776)	(3,114)	(3,162)
Total Walgreen Co. Shareholders' Equity	21,417	19,454	18,980
Noncontrolling interests	68	-	-
Total Equity	21,485	19,454	18,980
Total Liabilities & Equity	$37,391	$35,481	$35,841

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these Statements.

WALGREEN CO. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF EQUITY
(UNAUDITED)
For the nine month period ended May 31, 2014
(In millions, except per share amounts)

	Equity attributable to Walgreen Co.
	Common Stock Shares	Common Stock Amount	Treasury Stock Amount	Paid-In Capital	Employee Stock Loan Receivable	Accumulated Other Comprehensive Income(Loss)	Retained Earnings	Noncontrolling Interests	Total Equity
Balance, August 31, 2013	946,595,578	$80	$(3,114)	$1,074	$(11)	$(98)	$21,523	$-	$19,454
Net earnings	-	-	-	-	-	-	2,171	65	2,236
Other comprehensive income, net of tax	-	-	-	-	-	300	-	-	300
Dividends declared ($.945 per share)	-	-	-	-	-	-	(904)	-	(904)
Treasury stock purchases	(3,703,800)	-	(205)	-	-	-	-	-	(205)
Employee stock purchase and option plans	13,668,834	-	543	(31)	-	-	-	-	512
Stock-based compensation	-	-	-	85	-	-	-	-	85
Employee stock loan receivable	-	-	-	-	4	-	-	-	4
Other	-	-	-	-	-	-	-	3	3
Balance, May 31, 2014	956,560,612	$80	$(2,776)	$1,128	$(7)	$202	$22,790	$68	$21,485

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these Statements.

WALGREEN CO. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
(UNAUDITED)
(In millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	May 31, 2014	May 31, 2013	May 31, 2014	May 31, 2013

Net sales	$19,401	$18,313	$57,335	$54,276
Cost of sales	13,961	13,091	41,093	38,348
Gross Profit	5,440	5,222	16,242	15,928

Selling, general and administrative expenses	4,551	4,362	13,499	13,257
Gain on sale of business	-	-	-	20
Equity earnings in Alliance Boots	137	131	482	220
Operating Income	1,026	991	3,225	2,911

Interest expense, net	35	50	113	110
Other income	124	77	290	77

Earnings Before Income Tax Provision	1,115	1,018	3,402	2,878
Income tax provision	351	394	1,166	1,085
Net Earnings	764	624	2,236	1,793
Net earnings attributable to noncontrolling interests	42	-	65	-
Net Earnings Attributable to Walgreen Co.	$722	$624	$2,171	$1,793

Net earnings per common share attributable to Walgreen Co. – basic	$0.76	$0.66	$2.28	$1.90
Net earnings per common share attributable to Walgreen Co. – diluted	$0.75	$0.65	$2.25	$1.88

Dividends declared	$0.315	$0.275	$0.945	$0.825

Average shares outstanding	955.3	947.7	952.2	946.1
Dilutive effect of stock options	12.3	11.3	12.1	8.4
Average diluted shares	967.6	959.0	964.3	954.5

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these Statements.

WALGREEN CO. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(In millions)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2014	2013	2014	2013
Comprehensive Income

Net Earnings	$764	$624	$2,236	$1,793

Other comprehensive income (loss), net of tax:
Postretirement liability	(2)	(2)	4	(5)
Changes in unrecognized gain on available-for-sale investments	40	-	75	-
Unrealized loss on cash flow hedges	(13)	-	(13)	-
Share of other comprehensive income of Alliance Boots	(19)	104	(89)	(14)
Cumulative translation adjustments	69	(260)	323	(170)
Total Other Comprehensive Income (Loss)	75	(158)	300	(189)
Total Comprehensive Income	839	466	2,536	1,604

Comprehensive income attributable to noncontrolling interests	42	-	65	-
Comprehensive income attributable to Walgreen Co.	$797	$466	$2,471	$1,604

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these Statements.

WALGREEN CO. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In millions)

	Nine Months Ended May 31,
	2014	2013

Cash Flows from Operating Activities:
Net earnings	$2,236	$1,793
Adjustments to reconcile net earnings to net cash provided by operating activities -
Depreciation and amortization	1,001	958
Change in fair value of warrants and related amortization	(290)	(77)
Deferred income taxes	218	33
Stock compensation expense	85	70
Equity earnings in Alliance Boots	(482)	(220)
Other	129	60
Changes in operating assets and liabilities -
Accounts receivable, net	(411)	(214)
Inventories	493	288
Other current assets	12	38
Trade accounts payable	(425)	78
Accrued expenses and other liabilities	(46)	203
Income taxes	(103)	98
Other non-current assets and liabilities	92	70
Net cash provided by operating activities	2,509	3,178

Cash Flows from Investing Activities:
Additions to property and equipment	(821)	(874)
Proceeds from sale of assets	173	27
Proceeds related to sale of business	-	20
Business and intangible asset acquisitions, net of cash received	(323)	(588)
Purchases of short-term investments held to maturity	(41)	(55)
Proceeds from short-term investments held to maturity	42	5
Investment in AmerisourceBergen	(493)	-
Other	(82)	(40)
Net cash used for investing activities	(1,545)	(1,505)

Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	-	4,000
Payments of long-term debt	(550)	(3,000)
Proceeds from financing leases	225	-
Stock purchases	(205)	(567)
Proceeds related to employee stock plans	518	391
Cash dividends paid	(898)	(780)
Other	(34)	(20)
Net cash (used for) provided by financing activities	(944)	24

Changes in Cash and Cash Equivalents:
Net increase in cash and cash equivalents	20	1,697
Cash and cash equivalents at beginning of period	2,106	1,297
Cash and cash equivalents at end of period	$2,126	$2,994

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these Statements.

WALGREEN CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1.  Basis of Presentation

The consolidated condensed financial statements of Walgreen Co. and subsidiaries (the Company) included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting.  The Consolidated Condensed Balance Sheets as of May 31, 2014, August 31, 2013 and May 31, 2013, the Consolidated Condensed Statement of Equity for the nine month period ended May 31, 2014, the Consolidated Condensed Statements of Earnings and Consolidated Condensed Statements of Comprehensive Income for the three and nine months ended May 31, 2014 and 2013, and the Consolidated Condensed Statements of Cash Flows for the nine months ended May 31, 2014 and 2013, have been prepared without audit.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  These unaudited consolidated condensed financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2013.

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

The Company's 45% proportionate share of earnings in the Alliance Boots GmbH (Alliance Boots) equity method investment is included in consolidated net earnings and reported on a three-month lag. The Company reports its share of equity earnings in Alliance Boots within the operating section in the Consolidated Condensed Statements of Earnings because operations of Alliance Boots are integral to Walgreens.  The companies share common board of director members, recognize purchasing synergies through Walgreens Boots Alliance Development GmbH, a 50/50 joint venture, as well as engage in intercompany sales transactions on select front-end merchandise.  Because of the three-month lag and the timing of the closing of this investment, only the seven months of August through February's results of operations are reflected in the equity earnings in Alliance Boots included in the Company's reported net earnings for the nine month period ended May 31, 2013 compared to nine months of June through February of operating results in the current fiscal year.

The Company directly owns a 50% interest in Walgreens Boots Alliance Development GmbH and indirectly owns an additional ownership interest through its 45% ownership in Alliance Boots, representing a direct and indirect economic interest of 72.5%.  The financial results of the Walgreens Boots Alliance Development GmbH joint venture are fully consolidated into the Company's operating results and reported without a lag.  As the joint venture is consolidated within the Company's operating results, Alliance Boots proportionate share of Walgreens Boots Alliance Development GmbH earnings is removed from equity earnings and presented as a component of noncontrolling interests.

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

Note 2.  Inventories

Inventories are valued on a lower of last-in, first-out (LIFO) cost or market basis.  At May 31, 2014, August 31, 2013 and May 31, 2013, inventories would have been greater by $2.3 billion, $2.1 billion and $2.1 billion, respectively, if they had been valued on a lower of first-in, first-out (FIFO) cost or market basis.  LIFO inventory costs can only be determined annually when inflation rates and inventory levels are finalized; therefore, LIFO inventory costs for interim financial statements are estimated. Inventory includes product costs, inbound freight, warehousing costs and vendor allowances not classified as a reduction of advertising expense.

Note 3.  Liability for Closed Locations

The Company provides for future costs related to closed locations.  The liability is based on the present value of future rent obligations and other related costs (net of estimated sublease rent) to the first lease option date.  During the three and nine month periods ended May 31, 2014, the Company recorded charges of $44 million and $77 million, respectively, for facilities that were relocated under long-term leases or closed, including those closed in conjunction with the Company's store optimization plan.  This compares to $2 million and $37 million for the three and nine month periods ended May 31, 2013, respectively.  These charges are reported in selling, general and administrative expenses on the Consolidated Condensed Statements of Earnings.

The changes in reserve for facility closings and related lease termination charges include the following (In millions):

	May 31, 2014	August 31, 2013	May 31, 2013
Balance – beginning of period	$123	$117	$117
Provision for present value of non-cancellable lease payments on closed facilities	70	34	26
Assumptions about future sublease income, terminations and changes in interest rates	(8)	(6)	(3)
Interest accretion	15	15	14
Cash payments, net of sublease income	(30)	(37)	(32)
Balance – end of period	$170	$123	$122

Note 4.  Acquisitions

The aggregate purchase price of all business and intangible asset acquisitions was $323 million for the nine months ended May 31, 2014.  In November 2013, the Company completed its acquisition of certain assets of Kerr Drug and its affiliates for $173 million, subject to adjustment in certain circumstances.  This acquisition included 76 retail locations as well as a specialty pharmacy business and a distribution center.  The preliminary purchase accounting for the Kerr Drug acquisition added $45 million to goodwill and $54 million to intangible assets, primarily prescription files and payer contracts, with $74 million allocated to net tangible assets.  This allocation is subject to change as the Company finalizes purchase accounting.

All other acquisitions added $19 million to goodwill and $101 million to intangible assets, primarily prescription files.  The remaining $30 million in fair values of business acquisitions in the period relate to immaterial amounts of tangible assets, less liabilities assumed.  Operating results of the businesses acquired have been included in the Consolidated Condensed Statements of Earnings from their respective acquisition dates forward.  Pro forma results of the Company, assuming all of the acquisitions had occurred at the beginning of each period presented, would not be materially different from the results reported.

Note 5.  Equity Method Investments

Equity method investments as of May 31, 2014, August 31, 2013, and May 31, 2013 were as follows (In millions, except percentages):

	May 31, 2014		August 31, 2013		May 31, 2013
	Carrying Value	Ownership Percentage	Carrying Value	Ownership Percentage	Carrying Value	Ownership Percentage
Alliance Boots	$7,035	45%	$6,261	45%	$6,205	45%
Other	7	30% - 50%	7	30% - 50%	6	30% - 50%
Total	$7,042		$6,268		$6,211

Alliance Boots

On August 2, 2012, pursuant to a Purchase and Option Agreement dated June 18, 2012, by and among the Company, Alliance Boots GmbH and AB Acquisitions Holdings Limited (the Purchase and Option Agreement), the Company acquired 45% of the issued and outstanding share capital of Alliance Boots in exchange for $4.025 billion in cash and approximately 83.4 million shares of Company common stock.  The Purchase and Option Agreement also provides, subject to the satisfaction or waiver of specified conditions, a call option that gives the Company the right, but not the obligation, to acquire the remaining 55% of Alliance Boots (second step transaction) in exchange for an additional £3.1 billion in cash (approximately $5.2 billion using May 31, 2014 exchange rates) as well as an additional 144.3 million shares of Company common stock, subject to certain adjustments.  If the Company exercises the call option, in certain limited circumstances, the Company may be required to make the entire second step transaction payment in cash.  The call option can be exercised by the Company during the six-month period beginning February 2, 2015.  In addition, in certain circumstances, if the Company does not exercise the call option, or the Company has exercised the call option but the second step transaction does not close, the Company's ownership of Alliance Boots will reduce from 45% to 42% in exchange for nominal consideration.

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

The underlying net assets of the Company's equity method investment in Alliance Boots include goodwill.  As of May 31, 2014, the Company continues to evaluate whether the fair value of one of the Alliance Boots wholesale reporting units is below its carrying value based on the Company's updated projections for that reporting unit.  The Company utilizes a three-month lag in reporting its share of equity income in Alliance Boots, including for this reporting unit.  Goodwill allocated to this reporting unit by Alliance Boots as of February 28, 2014 was £257 million, £116 million based on the Company's 45% ownership percentage (approximately $195 million using February 28, 2014 exchange rates).  The Company will continue to monitor this reporting unit in accordance with Accounting Standards Codification 350, Intangibles - Goodwill and Other.

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

Summarized U.S. GAAP Financial Information

Summarized financial information for the Company's equity method investees is as follows:

Balance Sheet (In millions)

	May 31, 2014(1)	August 31, 2013(1)	May 31, 2013(1)
Current assets	$8,550	$8,906	$9,314
Noncurrent assets	21,214	19,484	19,387
Current liabilities	7,494	7,204	7,570
Noncurrent liabilities	11,685	12,228	12,281
Shareholders' equity (2)	10,585	8,958	8,850

Income Statement (In millions)

	Three Months Ended		Nine Months Ended
	May 31, 2014(3)	May 31, 2013(3)	May 31, 2014(3)	May 31, 2013(3)

Net sales	$9,688	$9,498	$27,918	$21,455
Gross Profit	2,082	2,032	5,897	4,580
Net Income	323	260	1,126	610
Share of income from equity method investments(3)	137	131	483	220

(1) Net assets in Alliance Boots at May 31, 2014, are translated at the February 28, 2014 spot rate of $1.67 to one British pound Sterling, corresponding to the three-month lag.  Net assets at August 31, 2013 and May 31, 2013 are translated at the spot rates of $1.52 and $1.52 to one British pound Sterling, respectively.
(2) Shareholders' equity at May 31, 2014, August 31, 2013 and May 31, 2013, includes $253 million, $374 million and $377 million respectively, related to noncontrolling interests.
(3) The Company utilizes a three-month lag in reporting its share of equity income in Alliance Boots.  Earnings for the three and nine month periods ended May 31, 2014 reflect incremental acquisition-related amortization expense of $11 million ($8 million net of tax) and $31 million ($24 million net of tax), respectively.  Incremental acquisition-related amortization for the three and seven month periods ended May 31, 2013 were $7 million ($3 million net of tax) and $47 million ($36 million net of tax), respectively.  The prior year's nine month period ended May 31, 2013 included only seven month's results for Alliance Boots because of the three-month lag and the timing of the investment on August 2, 2012.  Earnings in Alliance Boots are translated at the average exchange rates of $1.64 and $1.59 to one British pound Sterling for the three and nine month periods ended May 31, 2014, respectively.  Prior year's earnings in Alliance Boots were translated at the average exchange rate of $1.60 to one British pound Sterling for the three and nine month periods ended May 31, 2013, respectively.  Walgreens Boots Alliance Development GmbH operations are excluded from these results as the Company consolidates the joint venture.

Note 6.  Available-for-Sale Investments

In conjunction with its long-term relationship with AmerisourceBergen Corporation (AmerisourceBergen), the Company acquired shares of AmerisourceBergen through open market transactions totaling $493 million for the nine months ended May 31, 2014.  No AmerisourceBergen shares were purchased in the nine month period ended May 31, 2013.  The Company's cumulative cost basis of common shares acquired, including shares purchased in the fourth quarter of last fiscal year, was $717 million at May 31, 2014. The investment in AmerisourceBergen is classified as a long-term available-for-sale investment and reported at fair value within other non-current assets in the Consolidated Condensed Balance Sheets.

The Company also holds other short-term investments with maturities greater than 90 days that are reported at fair value within other current assets in the Consolidated Condensed Balance Sheets.

Fair value adjustments are based on quoted stock prices with the unrealized holding gains and losses reported in other comprehensive income.  Unrealized holding gains at May 31, 2014 and August 31, 2013, were $122 million and $1 million, respectively.  See Note 10 for additional fair value disclosures. Available-for-sale investments reported at fair value at May 31, 2014 and August 31, 2013, were $839 million and $225 million, respectively.

Note 7.  Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill consist of the following activity (In millions):

Net book value - June 1, 2013	$2,400
Other	10
Net book value - August 31, 2013	2,410
Acquisitions	64
Other	(109)
Net book value - May 31, 2014	$2,365

In November 2013, the Company purchased certain assets of Kerr Drug and its affiliates for $173 million, subject to adjustment in certain circumstances.  The Company recorded $45 million of goodwill and $54 million of intangible assets in conjunction with the preliminary purchase accounting for this acquisition.

In April 2014, the Company announced plans to sell a majority stake in Take Care Employer Solutions, LLC.  Goodwill allocated to this business of $92 million was reclassified from goodwill and included in other non-current assets in its consolidated condensed balance sheet, consistent with reporting for assets classified as held for sale, for the period ended May 31, 2014.  See Note 18 Subsequent Events for a description of the transaction.

Other includes the reclassification of goodwill described above and purchase accounting adjustments subsequent to the period in which the acquisition occurred.

The carrying amount and accumulated amortization of intangible assets, excluding intangibles related to Alliance Boots that are recorded within the equity method investment, consist of the following (In millions):

	May 31, 2014	August 31, 2013	May 31, 2013
Gross Intangible Assets
Purchased prescription files	$1,077	$1,099	$1,101
Favorable lease interests	388	381	383
Purchasing and payer contracts	302	347	344
Non-compete agreements	150	153	151
Trade names	199	199	186
Other amortizable intangible assets	4	4	4
Total gross intangible assets	2,120	2,183	2,169

Accumulated amortization
Purchased prescription files	(448)	(467)	(445)
Favorable lease interests	(168)	(143)	(135)
Purchasing and payer contracts	(139)	(147)	(140)
Non-compete agreements	(66)	(67)	(62)
Trade names	(64)	(49)	(45)
Other amortizable intangible assets	(3)	(3)	(3)
Total accumulated amortization	(888)	(876)	(830)
Total intangible assets, net	$1,232	$1,307	$1,339

Amortization expense for intangible assets was $214 million and $216 million for the nine months ended May 31, 2014 and 2013, respectively. The estimated annual amortization expense related to intangible assets, not including amounts related to Alliance Boots that will be amortized through equity method income, is as follows (In millions):

	2014	2015	2016	2017	2018
Estimated annual amortization expense:	$278	$247	$207	$165	$127

Note 8.  Short-Term Borrowings and Long-Term Debt

Short-term borrowings and long-term debt consist of the following at May 31, 2014, August 31, 2013 and May 31, 2013 (In millions):

	May 31, 2014	August 31, 2013	May 31, 2013
Short-Term Borrowings -
Current maturities of loans assumed through the purchase of land and buildings; various interest rates from 5.000% to 8.750%; various maturities from 2015 to 2035	$8	$2	$2
1.000% unsecured notes due 2015, net of unamortized discount	749	-	-
4.875% unsecured notes due 2013, net of unamortized discount and interest rate swap fair market value adjustment (see Note 9)	-	-	1,297
Unsecured variable rate notes due 2014, net of unamortized discount	-	550	550
Other	23	18	16
Total short-term borrowings	$780	$570	$1,865

Long-Term Debt -
1.000% unsecured notes due 2015, net of unamortized discount	$-	$749	$749
1.800% unsecured notes due 2017, net of unamortized discount	999	998	998
5.250% unsecured notes due 2019, net of unamortized discount and interest rate swap fair market value adjustment (see Note 9)	1,020	994	1,017
3.100% unsecured notes due 2022 net of unamortized discount	1,199	1,199	1,199
4.400% unsecured notes due 2042, net of unamortized discount	496	496	496
Loans assumed through the purchase of land and buildings; various interest rates from 5.000% to 8.750%; various maturities from 2015 to 2035	41	43	44
	3,755	4,479	4,503
Less current maturities	(8)	(2)	(2)
Total long-term debt	$3,747	$4,477	$4,501

The Company issued commercial paper in the current fiscal year to support its working capital needs.  Average daily short-term borrowings under the program were $5 million at the weighted average interest rate of 0.23% at May 31, 2014. There were no borrowings outstanding under the program at May 31, 2014. In connection with the commercial paper program, the Company maintains two unsecured backup syndicated lines of credit that total $1.35 billion.  The first $500 million facility expires on July 20, 2015, and allows for the issuance of up to $250 million in letters of credit.  The second $850 million facility expires on July 23, 2017, and allows for the issuance of up to $200 million in letters of credit.  The issuance of letters of credit under either of these facilities reduces available borrowings.  The Company's ability to access these facilities is subject to compliance with the terms and conditions of the credit facilities, including financial covenants.  The covenants require the Company to maintain certain financial ratios related to the proportion of consolidated debt to total capitalization and priority debt, along with limitations on the sale of assets and purchases of investments.   At May 31, 2014, the Company was in compliance with all such covenants.  The Company pays a facility fee to the financing banks to keep these lines of credit active.  At May 31, 2014, there were no letters of credit issued against these credit facilities.

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
$4,000

The Company paid in full its $550 million obligation that matured in March 2014.  The Company may redeem the fixed rate notes at its option, at any time in whole, or from time to time in part, at a redemption price equal to the greater of: (1) 100% of the principal amount of the notes being redeemed; and (2) the sum of the present values of the remaining scheduled payments of principal and interest thereon (not including any portion of such payments of interest accrued as of the date of redemption), discounted to the date of redemption on a semiannual basis (assuming a 360-day year consisting of twelve 30-day months) at the Treasury Rate (as defined), plus 12 basis points for the notes due 2015, 20 basis points for the notes due 2017, 22 basis points for the notes due 2022 and 25 basis points for the notes due 2042.  If a change of control triggering event occurs, the Company will be required, unless it has exercised its right to redeem the notes, to offer to purchase the notes at a purchase price equal to 101% of their principal amount, plus accrued and unpaid interest, if any, on the notes repurchased to the date of repurchase.  The notes are unsecured senior debt obligations and rank equally with all other unsecured and unsubordinated indebtedness of the Company.  Total issuance costs relating to the notes, including underwriting discounts and fees, were $26 million.  The fair value of the notes as of May 31, 2014, August 31, 2013 and May 31, 2013, was $3.4 billion, $3.9 billion and $4.0 billion, respectively.  Fair value for these notes was determined based upon quoted market prices.

On January 13, 2009, the Company issued notes totaling $1.0 billion bearing an interest rate of 5.250% paid semiannually in arrears on January 15 and July 15 of each year, beginning on July 15, 2009. The notes will mature on January 15, 2019. The Company may redeem the notes, at any time in whole or from time to time in part, at its option at a redemption price equal to the greater of: (1) 100% of the principal amount of the notes to be redeemed; or (2) the sum of the present values of the remaining scheduled payments of principal and interest, discounted to the date of redemption on a semiannual basis at the Treasury Rate, plus 45 basis points, plus accrued interest on the notes to be redeemed to, but excluding, the date of redemption.  If a change of control triggering event occurs, unless the Company has exercised its option to redeem the notes, it will be required to offer to repurchase the notes at a purchase price equal to 101% of the principal amount of the notes plus accrued and unpaid interest to the date of redemption.  The notes are unsecured senior debt obligations and rank equally with all other unsecured senior indebtedness of the Company. The notes are not convertible or exchangeable.  Total issuance costs relating to this offering were $8 million, which included $7 million in underwriting fees.  The fair value of the notes as of May 31, 2014, August 31, 2013 and May 31, 2013 was $1.1 billion, $1.1 billion and $1.2 billion, respectively.  Fair value for these notes was determined based upon quoted market prices.

Note 9.  Financial Instruments

The Company uses derivative instruments to manage its interest rate exposure associated with some of its fixed-rate borrowings.  The Company does not use derivative instruments for trading or speculative purposes.  All derivative instruments are recognized in the Consolidated Condensed Balance Sheets at fair value.  The Company designates interest rate swaps as fair value hedges of fixed-rate borrowings.  For derivatives designated as fair value hedges, the change in the fair value of both the derivative instrument and the hedged item are recognized in earnings in the current period.  The Company's forward starting interest rate swaps used to hedge anticipated debt issuances are designated as cash flow hedges.  Changes in the fair value of cash flow hedges deemed effective are recognized in other comprehensive income. At the inception of a hedge transaction, the Company formally documents the hedge relationship and the risk management objective for undertaking the hedge.  In addition, it assesses both at inception of the hedge and on an ongoing basis whether the derivative in the hedging transaction has been highly effective in offsetting changes in fair value of the hedged item and whether the derivative is expected to continue to be highly effective.  The impact of any ineffectiveness is recognized currently in earnings.

Counterparties to derivative financial instruments expose the Company to credit-related losses in the event of nonperformance, but the Company regularly monitors the credit worthiness of each counterparty.

Fair Value Hedges

For derivative instruments that are designated and qualify as fair value hedges, the gain or loss on the derivative, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk, are recognized in interest expense on the Consolidated Condensed Statements of Earnings.

In prior fiscal years, the Company entered into a series of interest rate swaps converting $750 million of its 5.250%% fixed rate notes to a floating interest rate based on the six-month LIBOR in arrears plus a constant spread and an interest rate swap converting $250 million of its 5.250% fixed rate notes to a floating interest rate based on the one-month LIBOR in arrears plus a constant spread.  All swap termination dates coincide with the notes maturity date, January 15, 2019.  The changes in fair value of the notes attributable to the hedged risk are included in short-term and long-term debt on the Consolidated Condensed Balance Sheets (see Note 8).

Cash Flow Hedges

In the current fiscal year, the Company entered into a series of forward starting interest rate swap transactions locking in the then current three-month LIBOR interest rate on $750 million of anticipated debt issuance, expected to mature in 2024.  The swap transactions are designated as cash flow hedges.  Changes in the fair value of swaps are recorded in other comprehensive income.  Any ineffectiveness is recognized in interest expense on the Consolidated Condensed Statements of Earnings.

The notional amounts of derivative instruments outstanding as of May 31, 2014, August 31, 2013 and May 31, 2013 were as follows (In millions):

	May 31, 2014	August 31, 2013	May 31, 2013
Derivatives designated as fair value hedges:
Interest rate swaps	$1,000	$1,000	$1,800
Derivatives designated as cash flow hedges:
Forward interest rate swaps	750	–	–

At May 31, 2014, August 31, 2013 and May 31, 2013, the Company had fair value changes in its fair value hedges of $23 million, $3 million and $17 million, respectively. Fair value changes in its cash flow hedges reported in other comprehensive income were $13 million, net of tax at May 31, 2014.  The fair value and balance sheet presentation of derivative instruments at May 31, 2014, August 31, 2013 and May 31, 2013, were as follows (In millions):

Location in Consolidated Condensed Balance Sheets		May 31, 2014	August 31, 2013	May 31, 2013
Asset derivatives designated as fair value hedges:
Interest rate swaps	Other current assets	$-	$-	$13
Interest rate swaps	Other non-current assets	26	1	27
Liability derivatives designated as cash flow hedges:
Forward interest rate swaps	Other non-current liabilities	21	-	-

Gains and losses relating to the ineffectiveness of the Company's derivative instruments are recorded in interest expense on the Consolidated Condensed Statements of Earnings.  Gains related to ineffectiveness were immaterial for the three and nine month periods ended May 31, 2014 and 2013.

Warrants

The Company, Alliance Boots and AmerisourceBergen entered into a Framework Agreement dated as of March 18, 2013, pursuant to which (1) Walgreens and Alliance Boots together were granted the right to purchase a minority equity position in AmerisourceBergen, beginning with the right, but not the obligation, to purchase up to 19,859,795 shares of AmerisourceBergen common stock (approximately 7% of the then fully diluted equity of AmerisourceBergen, assuming the exercise in full of the warrants described below) in open market transactions; (2) the Company and Alliance Boots were each  issued (a) a warrant to purchase up to 11,348,456  shares of AmerisourceBergen common stock at an exercise price of $51.50 per share exercisable during a six-month period beginning in March 31, 2016, and (b) a warrant to purchase up to 11,348,456 shares of AmerisourceBergen common stock at an exercise price of $52.50 per share exercisable during a six-month period beginning in March 31, 2017.  The parties and affiliated entities also entered into certain related agreements governing relations between and among the parties thereto, including the Shareholders Agreement, the Transaction Rights Agreement and the Limited Liability Company Agreement of WAB Holdings LLC, a limited liability company jointly-owned by the Company and Alliance Boots for the purpose of acquiring and holding AmerisourceBergen common stock, described in the Company's Current Report on Form 8-K filed on March 20, 2013.

The Company reports its warrants at fair value.  See Note 10 for additional fair value measurement disclosures.  The fair value and balance sheet presentation of derivative instruments not designated as hedges at May 31, 2014, August 31, 2013 and May 31, 2013, were as follows (In millions):

Location in Consolidated Condensed Balance Sheets		May 31, 2014	August 31, 2013	May 31, 2013
Asset derivatives not designated as hedges:
Warrants	Other non-current assets	$463	$188	$150

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

Level 1 -	Quoted prices in active markets that are accessible at the measurement date for identical assets and liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.
Level 2 -	Observable inputs other than quoted prices in active markets.
Level 3 -	Unobservable inputs for which there is little or no market data available. The fair value hierarchy gives the lowest priority to Level 3 inputs.

Assets and liabilities measured at fair value on a recurring basis were as follows (In millions):

	May 31, 2014	Level 1	Level 2	Level 3
Assets:
Money market funds	$1,492	$1,492	$-	$-
Interest rate swaps(1)	26	-	26	-
Investment in AmerisourceBergen (2)	839	839	-	-
Warrants (3)	463	-	463	-
Liabilities:
Forward interest rate swaps(4)	21	-	21	-

	August 31, 2013	Level 1	Level 2	Level 3
Assets:
Money market funds	$1,636	$1,636	$-	$-
Interest rate swaps(1)	1	-	1	-
Investment in AmerisourceBergen (2)	225	225	-	-
Warrants (3)	188	-	188	-

	May 31, 2013	Level 1	Level 2	Level 3
Assets:
Money market funds	$2,587	$2,587	$-	$-
Interest rate swaps(1)	40	-	40	-
Warrants (3)	150	-	150	-

(1)	Interest rate swaps are valued using six-month and one-month LIBOR in arrears rates. See Note 9 for additional disclosure regarding financial instruments.
(2)	The investment in AmerisourceBergen is valued using the closing stock price of AmerisourceBergen as of the balance sheet dates. See Note 6 for additional disclosures on available-for-sale investments.
(3)	Warrants were valued using a Monte Carlo simulation. Key assumptions used in the valuation include risk-free interest rates using constant maturity treasury rates; the dividend yield for AmerisourceBergen's common stock; AmerisourceBergen's common stock price at the valuation date; AmerisourceBergen's equity volatility; the number of shares of AmerisourceBergen's common stock outstanding; the number of AmerisourceBergen employee stock options and the exercise price; and the details specific to the warrants.
(4)	Forward interest rate swaps are valued using three-month LIBOR in arrears rates. See Note 9 for additional disclosure regarding financial instruments.

The Company reports its debt instruments under the guidance of ASC Topic 825, Financial Instruments, which requires disclosure of the fair value of the Company's debt in the footnotes to the consolidated financial statements.  See Note 8 for further details.

Note 11.  Commitments and Contingencies

The Company is involved in legal proceedings and is subject to investigations, inspections, audits, inquiries and similar actions by governmental authorities, arising in the normal course of the Company's business, including the matters described below.  Litigation, in general, and securities and class action litigation, in particular, can be expensive and disruptive.  Some of these suits may purport or may be determined to be class actions and/or involve parties seeking large and/or indeterminate amounts, including punitive or exemplary damages, and may remain unresolved for several years. From time to time, the Company is also involved in legal proceedings as a plaintiff involving antitrust, tax, contract, intellectual property and other matters. Gain contingencies are recognized when they are realized. The results of legal proceedings are often uncertain and difficult to predict, and the costs incurred in litigation can be substantial, regardless of the outcome. The Company believes that its defenses and assertions in pending legal proceedings have merit, and does not believe that any of these pending matters, after consideration of applicable reserves and rights to indemnification, will have a material adverse effect on the Company's consolidated financial position. However, substantial unanticipated verdicts, fines and rulings do sometimes occur. As a result, the Company could from time to time incur judgments, enter into settlements or revise its expectations regarding the outcome of certain matters, and such developments could have a material adverse effect on its results of operations in the period in which the amounts are accrued and/or its cash flows in the period in which the amounts are paid.

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

On June 11, 2013, the Company entered into a Settlement and Memorandum of Agreement (the Agreement) with the United States Department of Justice and the United States Drug Enforcement Administration (DEA) that settled and resolved all administrative and civil matters arising out of DEA's previously-disclosed concerns relating to the Company's distribution and dispensing of controlled substances.  Under the terms of the Agreement, the Company paid an $80 million settlement amount, surrendered its DEA registrations for six pharmacies in Florida until May 26, 2014, and for its Jupiter, Florida distribution center until Sept. 13, 2014, and agreed to implement certain remedial actions.  In addition, the Company dismissed with prejudice its petition with the United States Court of Appeals for the District of Columbia Circuit that challenged certain enforcement authority of the DEA.  On July 31, 2013 and August 13, 2013, putative shareholders filed derivative actions in federal court in the Northern District of Illinois against the Walgreens Board of Directors and Walgreen Co. as a nominal defendant (collectively, the defendants), arising out of the Company's June 2013 settlement with the DEA described above.  The actions assert claims for breach of fiduciary duty on the grounds that the directors allegedly should have prevented the events that led to the settlement.  The plaintiffs filed an amended consolidated complaint on October 4, 2013, pursuant to which they seek damages and other relief on behalf of the Company.  The defendants filed their motion to dismiss on December 3, 2013.  Subsequent thereto, the plaintiffs filed an opposition brief on February 7, 2014 and the defendants filed their reply brief on March 10, 2014.  In June 2014, the parties executed a settlement term sheet reflecting an agreement in principle to settle this matter, subject to, among other things, the execution of final settlement documentation and Board and court approval.  Settlement of this matter on the agreed terms would not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

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

The Company granted 116,478 and 6,651,240 stock options under the Omnibus Plan for the three and nine month periods ended May 31, 2014, respectively.  This compares to 367,222 and 8,572,886 stock options granted in the three and nine month periods ended under the Omnibus and Former Plans last year.  Stock-based compensation expense, which includes stock option, restricted stock unit, and performance share grants, was $33 million for the quarter and $85 million for the nine month periods ended May 31, 2014, compared to $25 million and $70 million for the same periods last year.  Compensation expense for any individual quarter may not be representative of compensation expense for the entire fiscal year.  Stock options granted in the current fiscal year had a weighted-average grant-date fair value of $12.83 using weighted average volatility, dividend yield and expected option life assumptions of 26.27%. 2.48% and 6.88 years, respectively, using the Black Scholes option pricing model.   In accordance with ASC Topic 718 Compensation – Stock Compensation, compensation expense is recognized on a straight-line basis over the employee's vesting period or to the employee's retirement eligible date, if earlier.  The recognized retiree eligible expense recorded in the three and nine month periods ended May 31, 2014, was $4 million and $12 million respectively, compared to $3 million and $6 million for the same periods in the prior year.

The Company granted 17,749 and 658,758 restricted stock units under the Omnibus Plan for the three and nine month periods ended May 31, 2014, compared to 1,611,056 and 2,528,378 restricted stock units granted under the Omnibus Plan and former Walgreen Co. Long-Term Performance Incentive Plan in the same periods last year.  Restricted stock units granted in the current fiscal year had a weighted average grant date stock price of $60.46.  Dividends issued under the program, paid in the form of additional restricted stock units, totaled 17,612 units for the quarter ended and 58,070 for the nine months ended May 31, 2014 versus 13,976 units and 53,441 units in the same periods last year.  The Company also granted 2,512 and 705,451 performance shares under the Omnibus Plan for the three and nine month periods ended May 31, 2014 versus 20,967 and 915,013 shares in the same periods last year.  Performance shares granted in the current fiscal year had a grant date stock price of $60.39.  In accordance with ASC Topic 718, compensation expense is recognized on a straight line basis based on a three year cliff vesting schedule for restricted stock unit awards and straight line over a three year performance period, based on performance targets, for performance share awards.   For the three and nine month periods ended May 31, 2014, the Company recognized $17 million and $43 million, of expense related to these plans, respectively.  In the same periods last year, the Company recognized $10 million and $29 million of expense, respectively.

Note 13.  Earnings Per Share

The dilutive effect of outstanding stock options on earnings per share is calculated using the treasury stock method.  Stock options are anti-dilutive and excluded from the earnings per share calculation if the exercise price exceeds the average market price of the common shares.  Outstanding options to purchase common shares that were anti-dilutive and excluded from the third quarter earnings per share calculation totaled 5,153,210 and 2,904,835 at May 31, 2014 and 2013, respectively.  Anti-dilutive shares excluded from the year to date earnings per share calculation were 4,613,123 and 15,693,708 in fiscal 2014 and 2013, respectively.

Note 14.  Retirement Benefits

The principal retirement plan for employees is the Walgreen Profit-Sharing Retirement Trust to which both the Company and participating employees contribute.  The Company's contribution, which has historically related to FIFO earnings before interest and taxes (EBIT) and a portion of which is in the form of a guaranteed match, is determined annually at the discretion of the Board of Directors.  The profit-sharing provision was $74 million for the quarter and $239 million for the nine month period of fiscal 2014 compared to $82 million and $253 million in the same periods last year.

The Company provides certain health insurance benefits for retired employees who meet eligibility requirements, including age and years of service.  The costs of these benefits are accrued over the service life of the employee. The Company's postretirement health benefit plan is not funded.

Components of net periodic benefit costs (In millions):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2014	2013	2014	2013
Service cost	$2	$2	$6	$7
Interest cost	4	3	12	10
Amortization of actuarial loss	3	3	9	9
Amortization of prior service cost	(6)	(5)	(17)	(16)
Total postretirement benefit cost	$3	$3	$10	$10

Note 15.  Depreciation and Amortization

The Company has recorded the following depreciation and amortization expense in the Consolidated Condensed Statements of Earnings (In millions):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2014	2013	2014	2013
Depreciation expense	$237	$225	$701	$675
Intangible asset amortization	71	67	214	216
System development costs amortization	30	26	86	67
Total depreciation and amortization expense	$338	$318	$1,001	$958

Amortization expense for the three and nine month periods ended May 31, 2014 of $21 million, net of tax ($8 million from the step up of certain Alliance Boots assets and $13 million representing the Company's share of amortization within Alliance Boots operations) and $61 million, net of tax ($24 million from the step up of certain Alliance Boots assets and $37 million representing the Company's share of amortization within Alliance Boots operations), respectively is included in equity earnings in Alliance Boots on the Consolidated Condensed Statements of Earnings.  This compares to amortization expense of $16 million, net of tax ($3 million from the step up of certain Alliance Boots assets and $13 million representing the Company's share of amortization within Alliance Boots operations) and $65 million, net of tax ($36 million from the step up of certain Alliance Boots assets and $29 million representing the Company's share of amortization within Alliance Boots operations), respectively, for the three and nine month periods ended May 31, 2013.

Note 16.  Supplemental Cash Flow Disclosures

Significant non-cash transactions in the nine month period ended May 31, 2014, included $322 million for additional capital lease obligations. Cash interest paid for the nine month period ended was $119 million compared to $98 million in the prior year's nine month period.  Cash paid for income taxes was $971 million and $922 million in the nine months ended May 31, 2014 and 2013, respectively.

Note 17.  Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers, as a new Topic, Accounting Standards Codification (ASC) Topic 606.  The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized.  The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU is effective for annual periods beginning after December 15, 2016 (fiscal 2018) and shall be applied retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption.  The Company is evaluating the effect of adopting this new accounting guidance but does not expect adoption will have a material impact on the Company's results of operations, cash flows or financial position.

In April 2014, the FASB issued ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This ASU raises the threshold for a disposal to qualify as discontinued operations and requires new disclosures for individually material disposal transactions that do not meet the definition of a discontinued operation.  Under the new standard, companies report discontinued operations when they have a disposal that represents a strategic shift that has or will have a major impact on operations or financial results.  This update will be applied prospectively and is effective for annual periods, and interim periods within those years, beginning after December 15, 2014 (fiscal 2016).  Early adoption is permitted provided the disposal was not previously disclosed.  This update will not have a material impact on the Company's reported results of operations and financial position.  The impact is non-cash in nature and will not affect the Company's cash position.

In May 2013, the FASB reissued an exposure draft on lease accounting that would require entities to recognize assets and liabilities arising from lease contracts on the balance sheet.  The proposed exposure draft states that lessees and lessors should apply a "right-of-use model" in accounting for all leases.  Under the proposed model, lessees would recognize an asset for the right to use the leased asset, and a liability for the obligation to make rental payments over the lease term. When measuring the asset and liability, variable lease payments are excluded, whereas renewal options that provide a significant economic incentive upon renewal would be included.  The accounting by a lessor would reflect its retained exposure to the risks or benefits of the underlying leased asset.  A lessor would recognize an asset representing its right to receive lease payments based on the expected term of the lease. The lease expense from real estate based leases would continue to be recorded under a straight-line approach, but other leases not related to real estate would be expensed using an effective interest method that would accelerate lease expense. A final standard is currently expected to be issued in 2014 and would be effective no earlier than annual reporting periods beginning on January 1, 2017 (fiscal 2018 for the Company).  The proposed standard, as currently drafted, would have a material impact on the Company's financial position and the impact on the Company's reported results of operations is being evaluated.  The impact of this exposure draft is non-cash in nature and would not affect the Company's cash position.

Note 18.  Subsequent Events

On June 25, 2014, the Company completed the sale of a majority interest in its subsidiary, Take Care Employer Solutions, LLC (Take Care Employer) to Water Street Healthcare Partners (Water Street).  At the same time, Water Street made an investment in CHS Health Services (CHS), an unrelated entity and merged CHS with Take Care Employer to create a leading worksite health company dedicated to improving the cost and quality of employee health care.  Water Street owns a majority interest in the new company while Walgreens owns a significant minority interest and has representatives on the new company's board of directors.  As of May 31, 2014, the Company had classified its assets and liabilities related to the Take Care Employer business as held for sale and reported them within other assets and liabilities.  The net assets of the business are approximately $176 million, primarily goodwill and accounts receivable.  The Company expects an immaterial gain on this transaction.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with the financial statements and the related notes included elsewhere herein and our consolidated financial statements, accompanying notes and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended August 31, 2013.  This discussion contains forward-looking statements that involve risks and uncertainties.  Our actual results may differ materially from those discussed in forward-looking statements.  Factors that might cause a difference include, but are not limited to, those discussed under "Cautionary Note Regarding Forward-Looking Statements" below and in Item 1A "Risk Factors" in our Annual Report on Form 10-K for the year ended August 31, 2013 and our Quarterly Report on Form 10-Q for the quarter ended May 31, 2014.

INTRODUCTION

Walgreens is principally a retail drugstore chain that sells prescription and non-prescription drugs and general merchandise.  General merchandise includes, among other things, household items, convenience and fresh foods, personal care, beauty care, photofinishing and candy.  We offer customers the choice to have prescriptions filled at our retail pharmacies as well as through the mail, telephone or online including through our mobile application.  At May 31, 2014, we operated 8,683 locations in 50 states, the District of Columbia, Puerto Rico, Guam, and the U.S. Virgin Islands.  Total locations do not include 404 Healthcare Clinics that are operated primarily within other Walgreens locations or locations of unconsolidated partially owned entities such as Alliance Boots GmbH (Alliance Boots).

	Number of Locations
Location Type	May 31, 2014	May 31, 2013
Drugstores	8,217	8,097
Worksite Health and Wellness Centers	362	369
Infusion and Respiratory Services Facilities	91	81
Specialty Pharmacies	11	11
Mail Service Facilities	2	2
Total	8,683	8,560

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

The long-term outlook for prescription utilization is strong due in part to the aging population, the increasing utilization of generic drugs, the continued development of innovative drugs that improve quality of life and control health care costs, and the expansion of health care insurance coverage under the Patient Protection and Affordable Care Act (the ACA).  The ACA seeks to reduce federal spending by altering the Medicaid reimbursement formula (AMP) for multi-source drugs, and when implemented, is expected to reduce Medicaid reimbursements.  State Medicaid programs are also expected to continue to seek reductions in reimbursements independent of AMP.  We continuously face reimbursement pressure from pharmacy benefit management (PBM) companies, health maintenance organizations, managed care organizations and other commercial third party payers; our agreements with these payers are regularly subject to expiration, termination or renegotiation.  In addition, plan changes typically occur in January and in fiscal 2013, the high rate of introduction of new generic drugs moderated the impact of any associated rate adjustments.  We experienced lower reimbursements and a significantly lower rate of new generic introductions in the first nine months of fiscal 2014, as compared to the same period last year.  We anticipate the effect of new generics to become positive on a year over year basis in the fourth quarter of the current fiscal year.

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

Periodically, we make strategic acquisitions and investments that fit our long-term growth objectives.  Consideration is given to retail, health and well-being enterprises and other potential acquisitions and investments that provide unique opportunities and fit our business objectives.  In the first quarter of fiscal 2014, we acquired certain assets of Kerr Drug and its affiliates, which include 76 retail drugstore locations, as well as a specialty pharmacy business and a distribution center, all based in North Carolina.  In fiscal 2013, we acquired Stephen L. LaFrance Holdings, Inc. (USA Drug), which included 141 drugstore locations operating under the USA Drug, Super D Drug, May's Drug, Med-X and Drug Warehouse names.  Additionally, we acquired an 80% interest in Cystic Fibrosis Foundation Pharmacy LLC.  This investment provides joint ownership in a specialty pharmacy for cystic fibrosis patients and their families in addition to providing new product launch support and call center services for drug manufacturers.

In August 2012, we acquired a 45% equity interest in Alliance Boots GmbH and a call option that provides Walgreens the right, but not the obligation, to purchase the remaining 55% over a six month period beginning February 2, 2015.  Additional information regarding our investment in Alliance Boots is available in our Current Reports on Form 8-K filed on June 19, 2012 and August 6, 2012 (as amended by the Form 8-K/A filed on September 10, 2012).   The amendment to our August 6, 2012 Form 8-K filed on September 10, 2012, includes as exhibits thereto Alliance Boots audited consolidated financial statements for the years ended March 31, 2012, 2011 and 2010 (prepared in accordance with International Financial Reporting Standards (IFRS) as issued by the International Accounting Standards Board) and unaudited pro forma consolidated financial information related to our 45% investment in Alliance Boots.  Alliance Boots audited consolidated financial statements for the years ended March 31, 2014 and 2013 (prepared in accordance with IFRS as issued by the IASB) are available on our Form 8-K filed on May 15, 2014.

We account for our 45% investment in Alliance Boots using the equity method of accounting.  Investments accounted for under the equity method are recorded initially at cost and subsequently adjusted for our share of the net income or loss and cash contributions and distributions to or from these entities.  The investment is recorded as equity investment in Alliance Boots in the Consolidated Condensed Balance Sheets.  Our investment in Alliance Boots and the related call option were recorded as assets with an $8.0 billion aggregate value on our May 31, 2014 Consolidated Condensed Balance Sheet, which represented 31.3% of our long-lived assets as of that date.  Because our investment in Alliance Boots is denominated in a foreign currency (British pounds Sterling), translation gains or losses impact the value of the investment.  We utilize a three-month lag in reporting equity income from our investment in Alliance Boots, reported as equity earnings in Alliance Boots on the Consolidated Condensed Statements of Earnings.  Net income reported by Alliance Boots is translated from British pounds Sterling at the average rate for the period.  See Note 5 to our unaudited Consolidated Condensed Financial Statements for additional information regarding our equity method investments.

Fiscal 2014 combined synergies across both companies are estimated to be between $400 million and $450 million. The three-month lag impacts the quarterly and fiscal year timing of when Alliance Boots results and synergies are reflected in the equity earnings in Alliance Boots included in our financial statements.  See "Cautionary Note Regarding Forward-Looking Statements" below.

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

The Company continues to evaluate the potential exercise of the option to acquire the 55% equity interest in Alliance Boots it does not currently own, including the potential timing and structure, the combined management team, additional synergy and cost reduction initiatives and potential changes to the Company's capital structure.  This evaluation is ongoing and further information in this regard is expected to be announced in the fourth quarter of fiscal 2014.  See "Cautionary Note Regarding Forward-Looking Statements" below.

On March 19, 2013, the Company, Alliance Boots GmbH and AmerisourceBergen Corporation (AmerisourceBergen) announced various agreements and arrangements, including a ten-year pharmaceutical distribution agreement between Walgreens and AmerisourceBergen pursuant to which we will source branded and generic pharmaceutical products from AmerisourceBergen; an agreement which provides AmerisourceBergen the ability to access generics and related pharmaceutical products through Walgreens Boots Alliance Development GmbH, a global sourcing joint venture between Walgreens and Alliance Boots; and agreements and arrangements pursuant to which we and Alliance Boots together have the right, but not the obligation, to purchase a minority equity position in AmerisourceBergen and gain associated representation on AmerisourceBergen's board of directors in certain circumstances.  AmerisourceBergen began to distribute all branded pharmaceutical products that we historically sourced from distributors and suppliers, effective September 1, 2013.  In the second quarter of fiscal year 2014, AmerisourceBergen began distributing generic pharmaceutical products that we previously self-distributed.  We expect the levels of generic pharmaceuticals distributed by AmerisourceBergen to continue to increase throughout the fiscal year.  In addition to the information in this report, please refer to our Current Report on Form 8-K filed on March 20, 2013, our Quarterly Report on Form 10-Q filed on March 25, 2013 and our Schedule 13D filed on April 15, 2014 for more detailed information regarding these agreements and arrangements.  See "Cautionary Note Regarding Forward-Looking Statements" below.

STORE CLOSURES

On March 24, 2014, our Board of Directors approved a plan to close underperforming stores in efforts to optimize and focus resources in a manner intended to increase shareholder value.  We estimate that total pre-tax charges associated with the plan will be between $240 million and $280 million, largely attributable to lease termination costs.  This store optimization plan is expected to result in an annual operating income benefit of $40 million to $50 million beginning in fiscal 2015.  The amounts and timing of all estimates are subject to change.  The actual amounts and timing may vary materially based on various factors, including the timing and number of store closings; the timing and amount of sublease income and other lease expense; factors relating to real estate including sale proceeds; asset write-downs and other factors affecting inventory value; changes in management's assumptions; and other factors.  See "Cautionary Note Regarding Forward-Looking Statements" below.

We closed 25 stores and incurred pre-tax charges of $95 million ($47 million related to lease termination costs and $48 million in asset impairments) during the quarter ended May 31, 2014.  We expect that substantially all of the remaining charges will be recognized during the fourth quarter of fiscal 2014.

OPERATING STATISTICS

	Percentage Increases/(Decreases)
	Three Months Ended		Nine Months Ended
	May 31, 2014	May 31, 2013	May 31, 2014	May 31, 2013
Net Sales	5.9	3.2	5.6	(0.5)
Net Earnings Attributable to Walgreen Co.	15.7	16.2	21.1	1.1
Comparable Drugstore Sales	4.8	1.4	4.8	(3.1)
Prescription Sales	8.4	3.4	7.6	(1.4)
Comparable Drugstore Prescription Sales	6.3	2.0	6.4	(4.2)
Front-End Sales	2.3	2.7	2.5	0.9
Comparable Drugstore Front-End Sales	2.2	0.4	2.2	(1.5)
Gross Profit	4.2	4.1	2.0	2.7
Selling, General and Administrative Expenses	4.3	5.3	1.8	5.0

	Percent to Net Sales
	Three Months Ended		Nine Months Ended
	May 31, 2014	May 31, 2013	May 31, 2014	May 31, 2013
Gross Margin	28.1	28.5	28.3	29.4
Selling, General and Administrative Expenses	23.5	23.8	23.5	24.3

	Other Statistics
	Three Months Ended		Nine Months Ended
	May 31, 2014	May 31, 2013	May 31, 2014	May 31, 2013
Prescription Sales as a % of Net Sales	64.4	63.1	63.7	62.6
Third Party Sales as a % of Total Prescription Sales	96.6	96.1	96.3	95.7
Number of Prescriptions (in millions)	178	173	528	516
Comparable Prescription % Increase/(Decrease)	2.1	5.2	1.6	(0.1)
30 Day Equivalent Prescriptions (in millions) *	218	209	645	618
Comparable 30 Day Equivalent Prescription % Increase *	4.1	7.1	3.9	2.0
Total Number of Locations			8,683	8,560

* Includes the adjustment to convert prescriptions greater than 84 days to the equivalent of three 30-day prescriptions. This adjustment reflects the fact that these prescriptions include approximately three times the amount of product days supplied compared to a normal prescription.

RESULTS OF OPERATIONS

Net earnings attributable to Walgreen Co. for the third quarter ended May 31, 2014, were $722 million, or $0.75 per diluted share.  This was a 15.7% increase in net earnings over the same quarter last year.  The net earnings increase in the quarter was primarily attributable to higher net sales, a lower effective income tax rate, lower selling, general and administrative expenses as a percentage of sales and gains on fair market value adjustments related to the AmerisourceBergen warrants partially offset by lower gross margins.  Included in the third quarter net earnings and net earnings per diluted share, respectively, was $68 million, or $0.07 per diluted share, of store closure and other optimization costs; income of $67 million, or $0.07 per diluted share, related to combined fair value adjustments and amortization related to both our and Alliance Boots warrants to purchase AmerisourceBergen common stock; $63 million, or $0.06 per diluted share, in acquisition-related amortization; $55 million, or $0.06 per diluted share, in Alliance Boots related tax; $28 million, or $0.03 per diluted share, from the quarter's LIFO provision; and $14 million, or $0.01 per diluted share, of other acquisition-related costs.  Included in the third quarter ended May 31, 2013 net earnings and net earnings per diluted share, respectively, were the negative impacts of $76 million, or $0.08 per diluted share, from the quarter's LIFO provision; $52 million, or $0.05 per diluted share, in acquisition-related amortization; $47 million, or $0.05 per diluted share, related to a legal settlement with the Drug Enforcement Administration (DEA); $44 million, or $0.05 per diluted share, in Alliance Boots related tax; and $17 million, or $0.02 per diluted share, of acquisition-related costs.  Net earnings in the quarter ended May 31, 2013 were positively impacted by $48 million, or $0.05 per diluted share, from combined fair value adjustments  and amortization related to both our and Alliance Boots warrants to purchase AmerisourceBergen common stock.

For the nine month period ended May 31, 2014, net earnings increased 21.1% to $2,171 million or $2.25 per diluted share.  The net earnings increase for the nine month period was primarily attributable to higher net sales, lower selling, general and administrative expenses as a percentage of sales, higher equity earnings in Alliance Boots, fair market value gains related to the AmerisourceBergen warrants and a lower effective tax rate partially offset by lower gross margins.  Included in the nine month period net earnings and net earnings per diluted share, respectively, was $254 million of income, or $0.26 per diluted share, related to combined fair value adjustments and amortization related to both our and Alliance Boots warrants to purchase AmerisourceBergen common stock; $181 million, or $0.19 per diluted share, in acquisition-related amortization; $130 million, or $0.13 per diluted share, in Alliance Boots related tax; $98 million, or $0.10 per diluted share, from the nine months' LIFO provision; $84 million, or $0.09 per diluted share, of store closure and other optimization costs; and $41 million, or $0.04 per diluted share, of acquisition-related costs.  Included in the nine month period ending May 31, 2013, net earnings and net earnings per diluted share, respectively, were the negative impacts of $182 million, or $0.19 per diluted share, in acquisition-related amortization; $156 million, or $0.16 per diluted share, from the LIFO provision; $86 million, or $0.09 per diluted share, in Alliance Boots related tax; $53 million, or $0.05 per diluted share, of acquisition related costs; $47 million, or $0.06 per diluted share, relating to certain litigation matters including the DEA settlement; and $24 million, or $0.03 per diluted share, in costs related to Hurricane Sandy.  Net earnings in the nine month period were positively impacted by $48 million, or $0.05 per diluted share, from combined fair value adjustments and amortization related to both our and Alliance Boots warrants to purchase AmerisourceBergen common stock and $13 million, or $0.01 per diluted share, from an additional gain on the 2011 sale of the Walgreens Health Initiatives, Inc. business relating to a client retention escrow.

Net sales for the quarter ended May 31, 2014, increased by 5.9% to $19.4 billion.  Sales increased from higher comparable store sales and new stores, each of which includes an indeterminate amount of market-driven price changes.  Sales in comparable drugstores were up 4.8% in the quarter ended May 31, 2014.  Comparable drugstores are defined as those that have been open for at least twelve consecutive months without closure for seven or more consecutive days and without a major remodel or a natural disaster in the past twelve months.  Relocated and acquired stores are not included as comparable stores for the first twelve months after the relocation or acquisition.  We operated 8,683 locations (8,217 drugstores) as of May 31, 2014, compared to 8,560 locations (8,097 drugstores) a year earlier.

Prescription sales increased by 8.4% in the current quarter and 7.6% for the first nine months, representing 64.4% and 63.7% of total net sales, respectively.  In the prior year, prescription sales increased 3.4% in the quarter and decreased 1.4% year to date, representing 63.1% and 62.6% of total net sales, respectively. Comparable drugstore prescription sales were up 6.3% in the current quarter and 6.4% for the nine month period.  The effect of generic drugs, which have a lower retail price, replacing brand name drugs reduced prescription sales by 1.4% in the current quarter and 1.2% for the first nine months versus reductions of 4.2% and 6.3% in the same periods last year.  The effect of generics on total net sales was a reduction of 0.8% in the current quarter and 0.7% year to date compared to reductions of 2.4% for the quarter and 3.5% for the first nine months last year.  Third party sales, where reimbursement is received from managed care organizations, the government, employers or private insurers, were 96.6% of prescription sales for the quarter and 96.3% for the nine month periods ended May 31, 2014 compared to 96.1% for the quarter and 95.7% for the nine month period last year.  We receive market driven reimbursements from third party payers based on negotiated and contracted reimbursement rates, a number of which typically reset in January.  The total number of prescriptions filled for the current quarter (including immunizations) was approximately 178 million compared to 173 million for the same period last year.  Prescriptions adjusted to 30 day equivalents were 218 million in the current quarter versus 209 million in last year's quarter.

Front-end sales increased 2.3% for the current quarter and were 35.6% of total net sales.  For the nine months ended May 31, 2014, front-end sales increased 2.5% and comprised 36.3% of total net sales.  In comparison, prior year front end sales increased 2.7% for the quarter and increased 0.9% for the nine month period, and comprised 36.9% and 37.4% of total net sales. Comparable drugstore front-end sales increased 2.2% for the current quarter and 2.2% year to date compared to the prior year which increased 0.4% in the quarter and decreased 1.5% year to date.  The increase in comparable front-end sales in the current quarter was primarily attributed to an increase in basket size partially offset by lower customer traffic.

Gross margin as a percent of sales was 28.1% in the current quarter and 28.3% for the first nine months compared to 28.5% and 29.4% last year.  Retail pharmacy margins were negatively impacted in the quarter and year to date periods by lower third-party reimbursement; the increase in Medicare Part D mix including the strategy to continue driving 90-day prescriptions at retail; fewer brand-to-generic drug conversions compared with the prior year period; generic drug price inflation on a subset of generic drugs; and a mix of specialty drugs, which carry a lower margin percentage.  Front-end margins were positively impacted in the current quarter primarily from the personal care, household items and convenience and fresh foods categories partially offset by the candy, non-prescription drug and beauty categories.  Year to date front-end margins were negatively impacted in the convenience and fresh foods, non-prescription drug, photofinishing and candy categories.  Retail pharmacy and front-end margins were positively impacted in the quarter and year to date periods by purchasing synergies realized from the joint venture formed by Walgreens and Alliance Boots.  We expect the negative factors impacting pharmacy margin will more than offset the anticipated generic introduction in the fourth quarter on a year over year basis.

Gross profit dollars for the quarter and nine month periods ended May 31, 2014 increased $218 million, or 4.2%, and $314 million, or 2.0%, respectively, compared to the same periods last year.  The increase is attributed to higher sales volumes partially offset by lower retail pharmacy margins.

We use the LIFO method of inventory valuation, which can only be determined annually when inflation rates and inventory levels are finalized; therefore, LIFO inventory costs for the interim financial statements are estimated.  Cost of sales included a LIFO provision of $41 million and $150 million for the quarter and nine month periods ended May 31, 2014, respectively, versus $120 million and $247 million in the same periods a year ago.  In the current quarter, our estimated annual inflation rate decreased from 2.50% to 2.25%, primarily due to lower forecasted prescription drug inventory levels. In the prior year's quarter, the estimated annual inflation rate increased from 2.75% to 3.50% primarily due to higher than anticipated prescription drug inflation.

Selling, general and administrative expenses as a percentage of sales were 23.5% for the current year's third quarter and first nine months compared to 23.8% and 24.3% in the same periods a year ago.  As a percentage of sales, expenses in the current quarter were lower primarily due to lower store compensation costs, store occupancy costs, acquisition related costs and legal expenses, partially offset by store closure costs related to our store optimization plan and higher weather-related costs.  Expenses for the nine month period as a percentage of sales were lower primarily due to lower store compensation costs, legal expenses and store occupancy costs, partially offset by higher store closure costs through our store optimization plan.  Included in the prior year's nine month period were expenses related to Hurricane Sandy, the DEA settlement, and higher investments in strategic initiatives and capabilities.

Selling, general and administrative expense dollars increased $189 million or 4.3% over the prior year's quarter and $242 million or 1.8% over the prior year's nine month period.  The current quarter's growth includes 2.3% of store closure and other optimization costs, 1.8% of headquarters expenses, 1.4% of new store expenses and 0.1% of acquisition related amortization which were partially offset by lower legal costs incurred as compared to last year related to the DEA settlement of 0.7%, lower comparable store expenses of 0.3% and acquisition related costs of 0.3%.  Growth for the nine month period ended May 31, 2014 included 1.3% of new store expenses, 0.9% of store closure and other optimization costs and 0.3% of comparable store growth.  These were partially offset by lower legal costs related to the DEA settlement last year of 0.2% and lower acquisition related costs of 0.2%.  In addition, Hurricane Sandy costs in the prior year were 0.3%.

Equity earnings in the 45% Alliance Boots equity method investment for the three month period ended May 31, 2014 were $137 million compared to $131 million last year.  The current quarter included $27 million of expense in fair value adjustments and amortization related to Alliance Boots warrants to purchase AmerisourceBergen common stock.  Earnings also reflect $11 million ($8 million net of tax) of incremental acquisition-related amortization in the current quarter compared to amortization of $7 million ($3 million net of tax) in the prior year's quarter.

Equity earnings in the 45% Alliance Boots equity method investment for the nine month period ended May 31, 2014 were $482 million as compared to $220 million last year.  Alliance Boots earnings are reported on a three-month lag.  As a result, the nine month period ended May 31, 2013 only included seven months of August through February's results of operations of Alliance Boots reflected in the equity earnings in Alliance Boots due to the timing of this investment.  Earnings in the first nine months of the current year included $91 million in fair value adjustments and amortization related to Alliance Boots warrants to purchase AmerisourceBergen common stock and $71 million from remeasuring deferred tax balances related to UK tax law changes enacted in July 2013.  Earnings also reflect $31 million ($24 million net of tax) of incremental acquisition-related amortization in the current nine month period compared to amortization of $47 million ($36 million net of tax) in the prior year period, $23 million ($18 million net of tax) of which was related to inventory.

Other income for the three and nine month periods ended May 31, 2014 was $124 million and $290 million, respectively.  The change in fair value of our AmerisourceBergen warrants resulted in recording other income of $119 million and $275 million for the three and nine month periods, respectively, primarily attributable to the change in the price of AmerisourceBergen's common stock.  In addition, we recorded $5 million and $15 million in the quarter and nine month periods, respectively, of other income relating to the amortization of the deferred credit associated with the initial value of the warrants.

Interest was a net expense of $35 million in the quarter and $113 million year to date compared to $50 million and $110 million for the prior quarter and year to date, respectively. The current and prior year's interest expense is net of $1 million in the quarter and $4 million year to date, which was capitalized to construction projects.  Interest expense in the prior year's nine month period was reduced by a $19 million receipt of interest income related to late payments of state Medicaid receivables.

The effective tax rate for the quarter was 31.5% compared to 38.7% in the prior year.   The decrease in the current quarter's tax rate as compared to the same quarter of the prior year is primarily attributable to additional foreign source income taxed at lower rates, a net benefit for changes in uncertain tax positions, higher non-deductible expenses that occurred in the prior year and other discrete items.  For the fourth quarter, we estimate our effective tax rate to be approximately 36%.  The effective tax rate for the nine month period decreased from 37.7% last year to 34.3% in the current year primarily attributable to additional foreign source income taxed at lower rates, higher non-deductible expenses incurred in the prior year and other discrete items.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $2.1 billion at May 31, 2014, compared to $3.0 billion at May 31, 2013.  Short-term investment objectives are to minimize risk, maintain liquidity and maximize after-tax yields.  To attain these objectives, investment limits are placed on the amount, type and issuer of securities.  Investments are principally in U.S. Treasury market funds.

Our long-term capital policy is to maintain a strong balance sheet and financial flexibility; reinvest in our core strategies; invest in strategic opportunities that reinforce our core strategies and meet return requirements; and return surplus cash flow to shareholders in the form of dividends and share repurchases over the long term.

The Company continues to evaluate the potential exercise of the option to acquire the 55% equity interest in Alliance Boots it does not currently own, including the potential timing and structure, the combined management team, additional synergy and cost reduction initiatives and potential changes to the Company's capital structure. This evaluation is ongoing and further information in this regard is expected to be announced  in the fourth quarter of fiscal 2014.  See "Cautionary Note Regarding Forward-Looking Statements" below.

Net cash provided by operating activities for the nine months ended May 31, 2014, was $2.5 billion compared to $3.2 billion a year ago. When compared to the prior year, cash from operating activities decreased primarily as a result of changes in working capital balances.  For the nine months ended May 31, 2014, working capital used $480 million of cash as compared to the prior year, where working capital was a cash inflow of $491 million.  The decrease in cash used for working capital was primarily attributable to timing of payments related to the AmerisourceBergen distribution transition and increased receivables, partially offset by lower inventory levels.  Cash provided by operations is the principal source of funds for expansion, acquisitions, remodeling programs, dividends to shareholders and stock repurchases.

Net cash used for investing activities was $1.5 billion for the nine months ended May 31, 2014 and 2013.  Additions to property and equipment were $821 million compared to $874 million last year.  During the first nine months, we added a total of 216 locations (101 net) compared to 312 last year (175 net).  There were 23 owned locations added during the first nine months and 17 under construction at May 31, 2014 versus 32 owned locations added and 40 under construction last year.

	Drugstores	Worksites	Infusion and Respiratory Services	Specialty Pharmacies	Mail Service	Total
August 31, 2013	8,116	371	82	11	2	8,582
New/Relocated	107	23	1	1	-	132
Acquired	70	-	14	-	-	84
Closed/Replaced	(76)	(32)	(6)	(1)	-	(115)
May 31, 2014	8,217	362	91	11	2	8,683

Business acquisitions this year were $323 million versus $588 million in the prior year.  Business acquisitions in the current year include the purchase of certain assets of regional drugstore chain Kerr Drug and its affiliates for $173 million, subject to adjustment in certain circumstances.  Business acquisitions in the comparable prior year period included the purchase of the regional drugstore chain USA Drug from Stephen L. LaFrance Holdings, Inc. and members of the LaFrance family for $429 million net of assumed cash, an 80% interest in Cystic Fibrosis Foundation Pharmacy, LLC for $29 million net of assumed cash, and selected other assets (primarily prescription files).  Last year we received client retention proceeds of $20 million related to the sale of Walgreens Health Initiatives, Inc in fiscal 2011.  In connection with our strategic relationship with AmerisourceBergen, we purchased AmerisourceBergen common stock in open market transactions totaling $493 million during the nine month period ended May 31, 2014.

Capital expenditures for fiscal 2014 are expected to be approximately $1.3 billion, excluding business acquisitions, joint ventures and prescription file purchases, although the actual amount may vary depending upon a variety of factors, including, among other things, the timing of implementation of certain capital projects.  In addition, we continue to optimize and focus our resources in a manner to increase shareholder value.  As of May 31, 2014, we have closed 25 of the 76 retail locations previously announced to be closed.  In the fourth quarter of fiscal 2014, we expect to incur charges between $145 million and $185 million in costs related to the closure of  the remaining 51 retail store locations, most of which relates to lease termination charges.  Including these store closures, we expect our net drugstore locations to increase by approximately 55 to 75 locations in fiscal 2014.

Net cash used by financing activities was $944 million compared to the prior year net cash provided by financing activities of $24 million.  In the current fiscal year, we paid in full our $550 million unsecured notes that matured in March 2014.  We repurchased shares to support the needs of the employee stock plans totaling $205 million this year compared to $567 million last year.  Proceeds related to employee stock plans were $518 million during the first nine months versus $391 million for the same period last year.  Cash dividends paid were $898 million during the first nine months of fiscal 2014, versus $780 million for the same period a year ago.  Last year we received proceeds from a public offering of $4.0 billion of notes with varying interest rates (see Note 8).  The notes were used, in part, to repay the $3.0 billion 364-day bridge term loaned obtained in connection with the investment in Alliance Boots.

In connection with our capital policy, our Board of Directors has authorized share repurchase programs and set a long-term dividend payout ratio target between 30 and 35 percent of net earnings attributable to Walgreen Co.  Our Board of Directors authorized the 2012 stock repurchase program, which allows for the repurchase of up to $2.0 billion of the Company's common stock prior to its expiration on December 31, 2015.  We did not purchase any shares under the program in the first nine months of fiscal 2014 or 2013.

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

We have periodically borrowed under our commercial paper program during the first nine months of the current fiscal year, and may continue to borrow in future periods.  We had average daily short-term borrowings of $5 million of commercial paper outstanding at a weighted average interest rate of 0.23% for the nine months ended May 31, 2014.  There were no borrowings outstanding under the program at May 31, 2014.  In connection with our commercial paper program, we maintain two unsecured backup syndicated lines of credit that total $1.35 billion.  The first $500 million facility expires on July 20, 2015, and allows for the issuance of up to $250 million in letters of credit.  The second $850 million facility expires on July 23, 2017, and allows for the issuance of up to $200 million in letters of credit.  The issuance of letters of credit under either of these facilities reduces available borrowings.  Our ability to access these facilities is subject to our compliance with the terms and conditions of the credit facility, including financial covenants.  The covenants require us to maintain certain financial ratios related to the proportion of consolidated debt to total capitalization and priority debt, along with limitations on the sale of assets and purchases of investments.  At May 31, 2014, we were in compliance with all such covenants.  The Company pays a facility fee to the financing banks to keep these lines of credit active.  At May 31, 2014, there were no letters of credit issued against these facilities.

As of July 1, 2014, our credit ratings were:

Rating Agency	Long-Term Debt Rating	Commercial Paper Rating	Outlook
Moody's	Baa1	P-2	Stable
Standard & Poor's	BBB	A-2	Stable

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

Pursuant to our Purchase and Option Agreement with Alliance Boots, we have the right, but not the obligation, to purchase the remaining 55% interest in Alliance Boots during the period beginning February 2, 2015 and ending August 2, 2015.  If we exercise this call option, we would, subject to the terms and conditions of such agreement, be obligated to make a cash payment of £3.133 billion (equivalent to approximately $5.2 billion based on exchange rates as of May 31, 2014) and issue approximately 144.3 million shares of our common stock, with the amount and form of such consideration being subject to adjustment in certain circumstances including if the volume weighted average price of our common stock is below $31.18 per share during a period shortly before the closing of the second step transaction.  We also would assume the then-outstanding debt of Alliance Boots upon the closing of the second step transaction.

Pursuant to our arrangements with AmerisourceBergen and Alliance Boots, we and Alliance Boots have the right, but not the obligation, to purchase a minority equity position in AmerisourceBergen over time pursuant to open market purchases and warrants to acquire AmerisourceBergen common stock.  WAB Holdings, LLC, a newly-formed entity jointly owned by Walgreens and Alliance Boots, which is consolidated by Walgreens, can acquire up to 19,859,795 shares which represents approximately 7% of the outstanding AmerisourceBergen common stock on a fully-diluted basis, assuming exercise in full of the warrants.  The amount of permitted open market purchases is subject to increase in certain circumstances.  We have purchased a total of approximately 11.5 million AmerisourceBergen shares in the open market, including 7.5 million shares with a cost basis of $493 million in the nine month period ended May 31, 2014.  We have funded these purchases over time through cash contributions to WAB Holdings.  Share purchases may be made from time to time in open market transactions or pursuant to instruments and plans complying with Rule 10b5-1.

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

Letters of credit are issued to support purchase obligations and commitments (as reflected on the Contractual Obligations and Commitments table) as follows (in millions):

May 31, 2014
Inventory purchase commitments	$29
Insurance	259
Real estate development	4
Total	$292

We have no off – balance sheet arrangements other than those disclosed on the Contractual Obligations and Commitments table.  Both on – balance sheet and off – balance sheet financing alternatives are considered when pursuing our capital structure and capital allocation objectives.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The following table lists our contractual obligations and commitments as of May 31, 2014:

	Payments Due by Period (In millions)
	Total	Less than 1 Year	1-3 Years	3-5 Years	Over 5 Years
Operating leases (1)	$34,589	$2,500	$4,943	$4,635	$22,511
Purchase obligations (2)
Open inventory purchase orders	1,694	1,694	-	-	-
Real estate development	200	133	60	7	-
Other corporate obligations	670	225	283	145	17
Long-term debt*	4,505	758	7	2,022	1,718
Interest payment on long-term debt	1,282	138	259	235	650
Insurance*	627	182	202	92	151
Retiree health*	348	11	28	34	275
Closed location obligations*	171	38	46	27	60
Capital lease obligations *(1)	499	15	30	28	426
Other long-term liabilities reflected on the balance sheet*(3)	1,198	107	244	170	677
Total	$45,783	$5,801	$6,102	$7,395	$26,485
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
(3)
Includes $127 million ($74 million in 1-3 years, $45 million in 3-5 years and $8 million over 5 years) of unrecognized tax benefits recorded under Accounting Standards Codification Topic 740, Income Taxes.

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

In connection with the Alliance Boots Purchase and Option Agreement dated June 18, 2012, we have the right, but not the obligation, to purchase the remaining 55% interest in Alliance Boots GmbH at any time during the period beginning February 2, 2015, and ending August 2, 2015.  If we exercise this call option, we would, subject to the terms and conditions of such agreement, be obligated to make a cash payment of £3.133 billion (equivalent to approximately $5.2 billion based on exchange rates as of May 31, 2014) and issue approximately 144.3 million shares of our common stock, with the amount and form of such consideration being subject to adjustment in certain circumstances including if the volume weighted average price of our common stock is below $31.18 per share during a period shortly before the closing of the second step transaction.  We also would assume the then-outstanding debt of Alliance Boots GmbH upon the closing of the second step transaction.  In the event that we do not exercise the option, or we exercise the call option but the second step transaction does not close, under certain circumstances, our ownership of Alliance Boots GmbH will reduce from 45% to 42% in exchange for nominal consideration to Walgreens.

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

One measure of the sensitivity of the amount of goodwill impairment charges to key assumptions is the amount by which each reporting unit "passed" (fair value exceeds the carrying amount) or "failed" (the carrying amount exceeds fair value) the first step of the goodwill impairment test.  Preliminary goodwill impairment testing at one of the Company's reporting units indicated that its fair value was within 10% of carrying value.  Goodwill allocated to this reporting unit was $690 million at May 31, 2014.

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

The underlying net assets of the Company's equity method investment in Alliance Boots include goodwill and indefinite-lived intangible assets.  These assets are evaluated for impairment annually or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.  Based on testing performed during fiscal 2014, the fair value of each Alliance Boots reporting unit exceeded its carrying value.  For certain reporting units, relatively modest changes in key assumptions may have resulted in the recognition of a goodwill impairment charge.

As of May 31, 2014, the Company continues to evaluate whether the fair value of one of the Alliance Boots wholesale reporting units is below its carrying value based on the Company's updated projections for that reporting unit.  The Company utilizes a three-month lag in reporting its share of equity income in Alliance Boots, including for this reporting unit.  Goodwill allocated to this reporting unit by Alliance Boots as of February 28, 2014 was £257 million, £116 million based on the Company's 45% ownership percentage (approximately $195 million using February 28, 2014 exchange rates).  The Company will continue to monitor this reporting unit in accordance with Accounting Standards Codification 350, Intangibles - Goodwill and Other.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers, as a new Topic, Accounting Standards Codification (ASC) Topic 606.  The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized.  The core principle is that a Company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU is effective for annual periods beginning after December 15, 2016 (fiscal 2018) and shall be applied retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption.  The Company is evaluating the effect of adopting this new accounting guidance but does not expect adoption will have a material impact on the Company's results of operations, cash flows or financial position.

In April 2014, the FASB issued ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.  This ASU raises the threshold for a disposal to qualify as discontinued operations and requires new disclosures for individually material disposal transactions that do not meet the definition of a discontinued operation.  Under the new standard, companies report discontinued operations when they have a disposal that represents a strategic shift that has or will have a major impact on operations or financial results.  This update will be applied prospectively and is effective for annual periods, and interim periods within those years, beginning after December 15, 2014 (fiscal 2016).  Early adoption is permitted provided the disposal was not previously disclosed.  This update will not have a material impact on the Company's reported results of operations and financial position.  The impact is non-cash in nature and will not affect the Company's cash position.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report and other documents that we file or furnish with the Securities and Exchange Commission contain forward-looking statements that are based on current expectations, estimates, forecasts and projections about our future performance, our business, our beliefs and our management's assumptions. In addition, we, or others on our behalf, may make forward-looking statements in press releases or written statements, on the Company's website or in our communications and discussions with investors and analysts in the normal course of business through meetings, webcasts, phone calls, conference calls and other communications.  Some of such forward-looking statements may be based on certain data and forecasts relating to our business and industry that we have obtained from internal surveys, market research, publicly available information and industry publications.  Industry publications, surveys and market research generally state that the information they provide has been obtained from sources believed to be reliable, but that the accuracy and completeness of such information is not guaranteed.  Statements that are not historical facts are forward-looking statements, including, without limitation, statements regarding our future financial and operating performance, as well as forward-looking statements concerning planned store closings in connection with our store optimization plan and the effects thereof, our investment in Alliance Boots GmbH and the other arrangements and transactions contemplated by the Purchase and Option Agreement and other agreements relating to our strategic partnership with Alliance Boots and their possible effects, our commercial agreement with AmerisourceBergen, the arrangements and transactions contemplated by our framework agreement with AmerisourceBergen and Alliance Boots and their possible effects, estimates of the impact of developments on our earnings, earnings per share and other financial and operating metrics, cough/cold and flu season, prescription volume, pharmacy sales trends, prescription margins, generic prescription drug inflation, number and location of new store openings, network participation, vendor, payer and customer relationships and terms, possible new contracts or contract extensions, competition, economic and business conditions, outcomes of litigation and regulatory matters, the level of capital expenditures, industry trends, demographic trends, growth strategies, financial results, cost reduction initiatives, impairment or other charges, acquisition and joint venture synergies, competitive strengths and changes in legislation or regulations. Words such as "expect," "likely," "outlook," "forecast," "would," "could," "should," "can," "will," "project," "intend," "plan," "goal," "target," "continue," "sustain," "synergy," "on track," "believe," "seek," "estimate," "anticipate," "may," "possible," "assume," variations of such words and similar expressions are intended to identify such forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that could cause actual results to vary materially from those indicated, including, but not limited to, those relating to whether the costs associated with our store optimization plan will exceed current forecasts, our ability to realize expected savings and benefits in the amounts and at the times anticipated, the impact of private and public third-party payers efforts to reduce prescription drug reimbursements, the impact of generic prescription drug inflation, the timing and magnitude of  the impact of branded to generic drug conversions, the Purchase and Option Agreement and other agreements relating to our strategic partnership with Alliance Boots, the arrangements and transactions contemplated thereby and their possible effects, our commercial agreement with AmerisourceBergen, the arrangements and transactions contemplated by our framework agreement with AmerisourceBergen and Alliance Boots and their possible effects, the occurrence of any event, change or other circumstance that could give rise to the termination, cross-termination or modification of any of the transaction documents, the parties' ability to realize anticipated synergies and achieve anticipated financial, tax and operating results, the amount of costs, fees, expenses and charges incurred in connection with strategic transactions, the risks associated with transitions in supply arrangements, the risks associated with international business operations, the risks associated with governance and control matters in minority investments, whether the option to acquire the remainder of the Alliance Boots equity interest will be exercised and the financial, tax, operational and other ramifications thereof, the timing of decisions regarding such second step transaction and related decisions regarding the potential combined company, the risks associated with equity investments in AmerisourceBergen including whether the warrants to invest in AmerisourceBergen will be exercised and the ramifications thereof, changes in vendor, payer and customer relationships and terms, changes in network participation and reimbursement and other terms, the operation and growth of our customer loyalty program, changes in economic and business conditions generally or in the markets in which we or Alliance Boots participate, competition, risks associated with new business areas and activities, risks associated with acquisitions, joint ventures, strategic investments and divestitures, including those associated with cross-border transactions and the integration of large, complex businesses, the ability to realize anticipated results from capital expenditures and cost reduction initiatives, the timing and amount of any impairment or other charges, outcomes of legal and regulatory matters, and changes in legislation, regulations or interpretations thereof.  These and other risks, assumptions and uncertainties are described in Item 1A (Risk Factors) of our most recent Annual Report on Form 10-K, and in other reports that we file or furnish with the Securities and Exchange Commission.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those indicated or anticipated by such forward-looking statements. Accordingly, you are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date they are made.  Except to the extent required by law, we do not undertake, and expressly disclaim, any duty or obligation to update publicly any forward-looking statement after the initial publication of such statement, whether as a result of new information, future events, changes in assumptions or otherwise.

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

We are exposed to interest rate volatility with regard to future issuances of fixed-rate debt, and existing and future issuances of floating-rate debt.  Primary exposures include U.S. Treasury rates, LIBOR and commercial paper rates.  From time to time, we use interest rate swaps and forward-starting interest rate swaps to hedge our exposure to interest rate changes, to reduce the volatility of our financing costs, and to achieve a desired proportion of fixed versus floating-rate debt, based on current and projected market conditions.  Generally under these swaps, we agree with a counterparty to exchange the difference between fixed-rate and floating-rate interest rate amounts based on an agreed upon notional principal amount.  To manage our exposure to interest rate fluctuations between now and the date of an anticipated debt issuance, as of May 31, 2014 we entered into several forward-starting interest rate swaps for a $750 million notional amount.  On June 13, 2014, we entered into an additional forward-starting interest rate swap for a $250 million notional amount.

Information regarding our interest rate swap transactions is set forth in Note 10 to the Consolidated Financial Statements.  These financial instruments are sensitive to changes in interest rates.  On May 31, 2014, we had $1.0 billion in long-term debt obligations that had floating interest rates, all of which relates to fixed rate debt swapped to variable rate.  A one percentage point increase or decrease in interest rates would increase or decrease the annual interest expense we recognize and the cash we pay for interest expense by approximately $10 million.

In connection with our Purchase and Option Agreement with Alliance Boots and the transactions contemplated thereby, our exposure to foreign currency risks, primarily with respect to the British pound Sterling, and to a lesser extent the Euro and certain other foreign currencies, is expected to increase.  We are exposed to the translation of foreign currency earnings to the U.S. dollar as a result of our 45% interest in Alliance Boots GmbH, which we account for using the equity method of accounting on a three month lag.  Foreign currency forward contracts and other derivative instruments may be used from time to time in some instances to hedge in full or in part certain risks relating to foreign currency denominated assets and liabilities, intercompany transactions, and in connection with acquisitions, joint ventures or investments outside the United States.  As of May 31, 2014 and May 31, 2013, we did not have any outstanding foreign exchange derivative instruments.

Changes in the AmerisourceBergen common stock price and equity volatility may have a significant impact on the value of the warrants to acquire AmerisourceBergen common stock described in Note 9 to our unaudited Consolidated Condensed Financial Statements.  As of  May 31, 2014, a one dollar change in AmerisourceBergen's common stock would, holding other factors constant, increase or decrease the fair value of the Company's warrants by $21 million and a one percent change in AmerisourceBergen's equity volatility would, holding other factors constant, increase or decrease the fair value of the Company's warrants by $3 million.  Additionally, the Company holds an investment in AmerisourceBergen common stock.  As of May 31, 2014, a one dollar change in AmerisourceBergen common stock would increase or decrease the fair value of the Company's investment by $11 million.

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

Changes in Internal Control over Financial Reporting

In connection with the evaluation pursuant to Exchange Act Rule 13a-15(d) of the Company's internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) by the Company's management, including its CEO and CFO, no changes during the quarter ended May 31, 2014 were identified that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 1A.   Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A "Risk Factors" in our Annual Report on Form 10-K for the year ended August 31, 2013, as amended and supplemented by the risk factor described below, which could materially affect our business, financial condition or future results.

Changes in accounting standards and subjective assumptions, estimates and judgments by management related to complex accounting matters could significantly affect our financial condition and results of operations.

Generally accepted accounting principles and related accounting pronouncements, implementation guidelines and interpretations with regard to a wide range of matters that are relevant to our business, including, but not limited to, revenue recognition, asset impairment, impairment of goodwill and other intangible assets, inventories, vendor rebates and other vendor consideration, lease obligations, self-insurance liabilities, tax matters, unclaimed property laws and litigation and other contingent liabilities are highly complex and involve many subjective assumptions, estimates and judgments. Changes in these rules or their interpretation or changes in underlying assumptions, estimates or judgments could significantly change our reported or expected financial performance or financial condition.

For example, changes in accounting standards and the application of existing accounting standards particularly related to the measurement of fair value as compared to carrying value for the Company's reporting units, including goodwill, intangible assets and investments in equity interests, including investments held by our equity method investees, may have an adverse effect on the Company's financial condition and results of operations.  Factors that could lead to impairment of goodwill and intangible assets include significant adverse changes in the business climate and declines in the financial condition of a reporting unit.  Factors that could lead to impairment of investments in equity interests of the companies in which we invested or the investments held by those companies include a prolonged period of decline in their operating performance or adverse changes in the economic, regulatory and legal environments of the countries they operate in.  As of May 31, 2014, the Company continues to evaluate whether the fair value of one of the Alliance Boots wholesale reporting units is below its carrying value based on the Company's updated projections for that reporting unit.  The Company utilizes a three-month lag in reporting its share of equity income in Alliance Boots, including for this reporting unit.  Goodwill allocated to this reporting unit by Alliance Boots as of February 28, 2014 was £257 million, £116 million based on the Company's 45% ownership percentage (approximately $195 million using February 28, 2014 exchange rates).  The Company will continue to monitor this reporting unit in accordance with Accounting Standards Codification 350, Intangibles - Goodwill and Other.  In addition, we are closely monitoring the operating results related to one of our reporting units with allocated goodwill of $690 million at May 31, 2014.  This reporting unit has experienced challenging economic and operating pressures, and if these pressures were to continue for a sustained period of time, this would increase the risk associated with its goodwill balance.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

(c)
The following table provides information about purchases by the Company during the quarter ended May 31, 2014 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act. Subject to applicable law, share purchases may be made in open market transactions, privately negotiated transactions, or pursuant to instruments and plans complying with Rule 10b5-1.

	Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Program (1)
3/1/2014 - 3/31/2014	-	-	-	425,062,173
4/1/2014 - 4/30/2014	-	-	-	425,062,173
5/1/2014 -5/31/2014	-	-	-	425,062,173
Total	-		-

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

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time.

Exhibit No.	Description	SEC Document Reference
3.1	Amended and Restated Articles of Incorporation of Walgreen Co.	Incorporated by reference to Exhibit 3.1 to Walgreen Co.'s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on January 19, 2011.

3.2	Amended and Restated By-Laws of Walgreen Co., as amended effective as of August 2, 2012	Incorporated by reference to Exhibit 3.1 to Walgreen Co.'s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on August 6, 2012.

10.1	First Amendment to the Walgreen Co. 2013 Omnibus Incentive Plan	Filed herewith.

10.2	Retirement Agreement and Release between Walgreen Co. and Robert Zimmerman	Filed herewith.

10.3	Consulting Services Agreement between Walgreen Co. and Robert Zimmerman	Filed herewith.

10.4	Limited Liability Company Agreement of WAB Holdings LLC, dated as of March 18, 2013, by and between Walgreens Pharmacy Strategies, LLC and Alliance Boots Luxembourg S.à r.l.
Incorporated by reference to Exhibit 99.9 to the Schedule 13D (File No. 005-77989) filed with the SEC by Walgreen Co., et. al., with respect to AmerisourceBergen Corporation common stock on April 15, 2014.

12	Computation of Ratio of Earnings to Fixed Charges.	Filed herewith.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.	Furnished herewith.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.	Furnished herewith.

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WALGREEN CO.
(Registrant)

Dated: 7/1/14	/s/ W.D. Miquelon
W.D. Miquelon
Executive Vice President, Chief Financial Officer and President, International
(Chief Financial Officer)

Dated: 7/1/14	/s/ T.J. Heidloff
Theodore J. Heidloff
Divisional Vice President – Accounting and Controller
(Principal Accounting Officer)