Form 10-K
period 2014-08-31
WALGREEN CO
filed 2014-10-20
CIK 104207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 31, 2014
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
Large accelerated filer ☒                                                                                                  Accelerated filer ☐
Non-accelerated filer ☐                                                                                                  Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
As of February 28, 2014, the aggregate market value of Walgreen Co. common stock held by non-affiliates (based upon the closing transaction price on the New York Stock Exchange on February 28, 2014) was approximately $59.8 billion.  As of August 31, 2014, there were 950,386,889 shares of Walgreen Co. common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
As permitted by General Instruction G to Form 10-K, the information required by Part III of this Form 10-K is incorporated by reference to, and will be included in, a definitive proxy statement relating to our Annual Meeting of Shareholders, or such information will be included in an amendment to this Form 10-K filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K.

       Walgreen Co.
      Annual Report on Form 10-K
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
Item 9A.             Controls and Procedures
Item 9B.              Other Information
Part III
Item 10.                Directors, Executive Officers and Corporate Governance
Item 11.                Executive Compensation
Item 12.                Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters Risk Factors
Item 13.                Certain Relationships and Related Transactions and Director Independence
Item 14.                Principal Accounting Fees and Services
Part IV
Item 15.                Exhibits and Financial Statement Schedules
Signatures

References in this Form 10-K to "Walgreens," the "Company," "we," "us" or "our" refer to Walgreen Co. and its subsidiaries included in the consolidated financial statements and do not include unconsolidated partially-owned entities, such as Alliance Boots GmbH (Alliance Boots), of which we owned 45% of the outstanding share capital as of the date of this report, except as otherwise indicated or the context otherwise requires.  Our fiscal year ends on August 31, and references herein to "fiscal 2014" refer to our fiscal year ended August 31, 2014.

This Form 10-K includes forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  See "Cautionary Note Regarding Forward-Looking Statements" in Item 7 below.

All trademarks, trade names and service marks used herein are the property of their respective owners.

PART I

Item 1.   Business

Overview

Walgreen Co., together with its subsidiaries, operates the largest drugstore chain in the United States with net sales of $76.4 billion in the fiscal year ended August 31, 2014.  We provide our customers with convenient, omni-channel access to consumer goods and services, pharmacy, and health and wellness services in communities across America.  We offer our products and services through drugstores, as well as through mail, telephone, online and our mobile application.

We sell prescription and non-prescription drugs as well as general merchandise, including convenience and fresh foods, household items, personal care, photofinishing and beauty care.  Our pharmacy, health and wellness services include retail, specialty, infusion and respiratory services, mail service, convenient care clinics and wellness centers.  These services help improve health outcomes for patients and manage costs for payers including employers, managed care organizations, health systems, pharmacy benefit managers and the public sector.  Our Take Care Health Systems subsidiary is a manager of in-store convenient care clinics (Healthcare Clinics), with more than 400 locations throughout the United States.  In fiscal 2014, we sold a controlling interest in the Take Care Employer Solutions, LLC (Take Care Employer) business and now hold an equity investment in the business.  See the "Business Development" section below for further details.

On August 2, 2012, we acquired a 45% equity interest in Alliance Boots GmbH (Alliance Boots), a leading international pharmacy-led health and beauty group, which we account for using the equity method of accounting.  Alliance Boots delivers a range of products and services to customers including pharmacy-led health and beauty retailing and pharmaceutical wholesaling and distribution.  As part of the initial 45% investment in Alliance Boots, we also acquired the right, but not the obligation, to elect to acquire the remaining 55% interest in Alliance Boots (the second step transaction), at any time during the period beginning February 2, 2015 and ending on August 2, 2015, in exchange for £3.133 billion in cash, payable in British pounds sterling, and 144,333,468 shares of Walgreens common stock, subject to certain specified potential adjustments (the call option).  On August 5, 2014, the Purchase and Option Agreement dated June 18, 2012 was amended (as amended, the Purchase and Option Agreement) to permit the exercise of the call option beginning on that date, and we, through an indirectly wholly-owned subsidiary to which we previously assigned our rights to the call option, exercised the call option on August 5, 2014, as described under "Business Development" below.

In addition, we plan to complete, immediately prior to the completion of the second step transaction, a reorganization of Walgreens into a holding company structure (the Reorganization and together with the second step transaction and the related share issuance, the Transactions), under which Walgreens would become a wholly-owned subsidiary of a new Delaware corporation named "Walgreens Boots Alliance, Inc." (Walgreens Boots Alliance) and Walgreen Co. shareholders immediately prior to the Reorganization would become shareholders of Walgreens Boots Alliance, with shares of Walgreen Co. common stock being converted automatically into shares of Walgreens Boots Alliance common stock on a one-for-one basis.  The Reorganization is conditioned upon the second step transaction being completed immediately following the completion of the Reorganization.  The second step transaction is not conditioned on the completion of the Reorganization.  Closing of the Transactions is subject to shareholder and various regulatory approvals and is expected to occur in the first quarter of calendar 2015.

Walgreen Co. was incorporated as an Illinois corporation in 1909 as a successor to a business founded in 1901.  Our principal executive offices are located at 108 Wilmot Road, Deerfield, Illinois 60015.  The Company is principally in the retail drugstore business and its operations are within one reportable segment.

Business Development

As of August 31, 2014, Walgreens operated 8,309 locations in 50 states, the District of Columbia, Puerto Rico and U.S. Virgin Islands.  In 2014, the Company opened or acquired 268 locations.  Acquisitions included Kerr Drug, which contributed 76 drugstore locations as well as a specialty pharmacy and a distribution center.  In 2014, the Company had a net reduction of 273 locations primarily due to the sale of the Take Care Employer business, which consisted primarily of worksite locations, and the Company's plan to close underperforming drugstores.  Total locations as of August 31, 2014 do not include 437 Healthcare Clinics and 48 worksite pharmacies that are operated primarily within our Walgreens drugstores or locations of unconsolidated partially owned entities such as Alliance Boots.

	Number of Locations
Location Type	2014	2013	2012
Drugstores	8,207	8,116	7,930
Health and Wellness Centers	-	371	366
Infusion and Respiratory Services Facilities	91	82	76
Specialty Pharmacies	9	11	11
Mail Service Facilities	2	2	2
Total	8,309	8,582	8,385

Walgreens is committed to providing the most convenient omni-channel access to consumer goods and services, and pharmacy, health and wellness services through our 8,207 community based drugstores, as well as through our specialty pharmacy, home infusion and respiratory services and retail clinic businesses.  As of August 2014, approximately 76% of the United States population lived within five miles of a Walgreens and an average of 6.2 million shoppers visited our stores daily in fiscal 2014.  In addition to store traffic, our websites, including Walgreens.com and drugstore.com, received an average of approximately 59.7 million visits per month in fiscal 2014.  Integrated with our e-commerce platform, the Walgreens mobile application allows shoppers to refill prescriptions through scan technology, receive text messages alerting when a refill is due and other front-end functionality of our photo features and shopping features.  Our loyalty program, Balance® Rewards, is designed to reward our most valuable customers and encourage shopping in stores and online and allows customers the opportunity to earn points for purchasing select merchandise in addition to receiving special pricing on select products when shopping with a rewards card.  Customers have the ability to instantly redeem rewards at our stores or through Walgreens.com.  We had 82 million Balance® Rewards active members as of August 31, 2014.

We seek to grow pharmacy, front-end and online market share through new store growth, comparable store sales increases, pharmacy prescription file purchases and strategic acquisitions.  When evaluating strategic acquisitions and investment opportunities that meet our long-term growth objectives, consideration is given to retail, health and well-being enterprises and other acquisitions and investments that provide unique opportunities and fit our business objectives.  In fiscal 2014, we acquired certain assets of Kerr Drug, which included 76 retail drugstores, as well as a specialty pharmacy business and a distribution center all based in North Carolina.  Significant acquisitions in the prior year include Stephen L. LaFrance Holdings, Inc. (USA Drug), which included 141 drugstore locations operating under the USA Drug, Super D Drug, May's Drug, Med-X and Drug Warehouse names.  Additionally, the Company acquired an 80% interest in Cystic Fibrosis Foundation Pharmacy LLC, an investment which provides joint ownership in a specialty pharmacy for cystic fibrosis patients and their families and a provider of new product launch support and call center services for drug manufacturers.

On August 2, 2012, we acquired a 45% equity interest in Alliance Boots and a call option that provided Walgreens the right, but not the obligation, to elect to purchase the remaining 55% interest in Alliance Boots in the second step transaction, at any time during the period beginning February 2, 2015 and ending on August 2, 2015, in exchange for £3.133 billion in cash, payable in British pounds sterling, and 144,333,468 shares of Walgreens common stock, subject to certain specified potential adjustments set forth in the Purchase and Option Agreement.  On August 5, 2014, the Purchase and Option Agreement was amended to permit the exercise of the call option beginning on that date, and Walgreens, through an indirectly wholly-owned subsidiary to which it previously assigned its rights to the call option, exercised the call option on August 5, 2014.  In certain limited circumstances, Walgreens may be required to make the entire second step transaction payment in cash.  In addition, in certain specified cases, if the second step transaction does not close, Walgreens may be required to return a 3% interest in Alliance Boots in exchange for a nominal amount.  Additional information regarding our investment in Alliance Boots and the pending second step transaction is available in our and Walgreens Boots Alliance's filings with the Securities and Exchange Commission (the SEC), including our Form 8-K filed on May 15, 2014 that includes Alliance Boots' audited consolidated financial statements and accompanying notes (prepared in accordance with International Financial Reporting Standards as issued by the International Accounting Standards Board (IFRS) and audited in accordance with auditing standards generally accepted in the United States (U.S. GAAS)), including the statements of financial position at March 31, 2014 and 2013 of Alliance Boots and its subsidiaries (the Group), and the related Group income statements, Group statements of comprehensive income, Group statements of changes in equity and Group statements of cash flows for each of the years in the three-year period ended March 31, 2014, and our Form 8-K filed on September 16, 2014 that discloses certain unaudited pro forma consolidated financial information related to the pending Transactions.

We plan to complete, immediately prior to the completion of the second step transaction, the Reorganization of Walgreens into a holding company structure, under which Walgreens would become a wholly-owned subsidiary of a new Delaware corporation named "Walgreens Boots Alliance, Inc." and Walgreen Co. shareholders immediately prior to the Reorganization would become shareholders of Walgreens Boots Alliance, with shares of Walgreen Co. common stock being converted automatically into shares of Walgreens Boots Alliance common stock on a one-for-one basis.  The Reorganization is conditioned upon the second step transaction being completed immediately following the completion of the Reorganization.  The second step transaction is not conditioned on the completion of the Reorganization.  If the Reorganization is completed, Walgreens Boots Alliance, immediately following the completion of the Reorganization, will issue, in a private placement, shares of Walgreens Boots Alliance common stock to the sellers of the 55% of Alliance Boots that Walgreens does not own as of the date of this report (collectively, the Sellers) in connection with the second step transaction and if the Reorganization is not completed, Walgreens will issue, in a private placement, shares of Walgreens common stock to the Sellers in connection with the second step transaction. Closing of the Transactions is subject to shareholder and various regulatory approvals and is expected to occur in the first quarter of calendar 2015.

Walgreens equity earnings, initial investment and the call option exclude the Alliance Boots minority interest in Galenica Ltd. (Galenica).  The Alliance Boots investment in Galenica was distributed to the Alliance Boots shareholders other than Walgreens during May 2013, which had no impact to the Company.  We account for our 45% investment in Alliance Boots using the equity method of accounting.  Investments accounted for under the equity method are recorded initially at cost and subsequently adjusted for our share of the net income or loss and cash contributions and distributions to or from these entities. Net income reported by Alliance Boots is translated from British pounds Sterling at the average rate for the period. We utilize a three-month lag in reporting equity income from our investment in Alliance Boots, reported as equity earnings in Alliance Boots on the Consolidated Statements of Earnings.  The investment is recorded as Equity investment in Alliance Boots in the Consolidated Balance Sheets.  See "Description of Business-Overview of Alliance Boots" below for additional information.  Upon closing of the second step transaction, the financial results of Alliance Boots will be fully consolidated into our consolidated financial statements.  The timing of the closing of the second step transaction and the length of the reporting lag, if any, we use to report the results of Alliance Boots after the closing of the second step transaction are expected to impact our reported financial results in fiscal 2015.  An earlier closing and/or shorter reporting lag would increase, and a later closing would decrease, the extent to which fully consolidated Alliance Boots results would be reflected in our consolidated fiscal 2015 financial statements.

On March 19, 2013, the Company, Alliance Boots and AmerisourceBergen Corporation (AmerisourceBergen) announced various agreements and arrangements, including a ten-year pharmaceutical distribution agreement between the Company and AmerisourceBergen pursuant to which the Company will source branded and generic pharmaceutical products from AmerisourceBergen; an agreement which provides AmerisourceBergen the ability to access generics and related pharmaceutical products through Walgreens Boots Alliance Development GmbH, a global sourcing joint venture between the Company and Alliance Boots; and agreements and arrangements pursuant to which the Company and Alliance Boots together have the right, but not the obligation, to purchase a minority equity position in AmerisourceBergen and gain associated representation on AmerisourceBergen's board of directors in certain circumstances.  The distribution agreement resulted in the distribution by AmerisourceBergen of branded pharmaceutical products that Walgreens historically had sourced from distributors and suppliers, effective September 1, 2013.  In the second quarter of the current fiscal year, AmerisourceBergen began distributing generic pharmaceutical products that we previously self-distributed, and that transition was substantially complete by the end of fiscal 2014.

On June 25, 2014, the Company completed the sale of a majority interest in its subsidiary, Take Care Employer Solutions, LLC (Take Care Employer) to Water Street Healthcare Partners (Water Street).  At the same time, Water Street made an investment in CHS Health Services (CHS), an unrelated entity and merged CHS with Take Care Employer to create a leading worksite health company dedicated to improving the cost and quality of employee health care.  Water Street owns a majority interest in the new company while Walgreens owns a significant minority interest and has representatives on the new company's board of directors.  The Company recorded an immaterial gain on the transaction.

We utilize our extensive retail network as a channel to provide affordable quality health and wellness services to our customers and patients, as illustrated by our ability to play a significant role in providing flu vaccines and other immunizations.  We market our products and services to employers, governments, managed care organizations and pharmacy benefit managers, expanding beyond our traditional retail consumer model to contract directly with our payers.  Through our more than 70,000 health care providers including pharmacists, pharmacy technicians, nurse practitioners and other health related professionals, Walgreens expects to continue to play a growing role in government and employer efforts to control escalating health care costs.

Prescription sales continued to be a large portion of the Company's business.  In fiscal 2014, prescriptions accounted for 64.2% of sales compared to 62.9% in fiscal 2013.  Third party sales, where reimbursement is received from managed care organizations, government and private insurance, were 96.5% of fiscal 2014 prescription sales which increased slightly from 95.8% in fiscal 2013.  Overall, Walgreens filled approximately 699 million prescriptions in fiscal 2014, an increase of 16 million, or 2.4%, from fiscal 2013.  Adjusted to 30-day equivalents, prescriptions filled were 856 million in fiscal 2014 and 821 million in fiscal 2013.  Walgreens accounted for 19.0% of the U.S. retail prescription drug market in fiscal 2014 compared to 18.7% in fiscal 2013.  Walgreens expects the aging population and the continued development of innovative drugs that improve quality of life and control health care costs will continue to drive demand for prescription drugs.

During fiscal 2014, the Company added $1.1 billion to property and equipment, primarily related to store improvements.  Capital expenditures for fiscal 2015 are currently expected to be $1.7 billion, excluding acquisitions and prescription file purchases, although the actual amount may vary depending upon a variety of factors, including, among other things, the timing of implementation of certain capital projects and the closing of the second step transaction.

We plan to continue pursuing our goal to become a global leader in pharmacy, health and well-being solutions and the first choice for health and daily living in communities we serve, all designed to help our customers get, stay and live well.  Our strategies are designed to further transform our traditional drugstore into a "retail health and daily living" store, creating community-centric healthcare integration with expanded pharmacy, health and wellness solutions.  We seek to continue to deliver an outstanding customer experience through enhanced employee engagement and to expand our product and service offerings across new channels and markets where, in addition to our stores, customers and patients can utilize our health system pharmacies, Walgreens.com, mobile applications and social media sites.

Description of Business

Principal products produced and services rendered

The Company's drugstores are engaged in the retail sale of prescription and non-prescription drugs and general merchandise.  General merchandise includes, among other things, convenience and fresh foods, household items, personal care, beauty care, photofinishing and candy.  Prescription drugs represent the Company's largest product class, followed by general merchandise and non-prescription drugs.  In fiscal 2014, 2013 and 2012, prescription drugs represented 64%, 63% and 63% of total sales, respectively, general merchandise represented 26%, 27% and 25% of total sales, respectively, and non-prescription drugs represented 10%, 10% and 12% of total sales, respectively.  Customers may place orders by phone or online including through our mobile application and have the choice to have prescriptions filled at the drugstore as well as through the mail.

We offer pharmacy, health and wellness solutions which include retail, specialty pharmacy, infusion and respiratory services, mail service and convenient care clinics. Our drugstores sell prescription and non-prescription drugs and our pharmacists also provide drug consultations and administer flu vaccines and other immunizations.  Our integrated network of pharmacies allows easy access for customers to fill their prescriptions at any of our drugstores.  In addition, our stores sell branded and owned brand general merchandise.  Take Care Health Systems, a wholly-owned subsidiary, manages the Healthcare Clinics at select Walgreens throughout the country.  Patient care at each of the Healthcare Clinics is provided by independently owned state professional corporations doing business as Take Care Health Services.  Nurse practitioners and physician assistants treat patients and are licensed to write prescriptions that can be filled at the patient's pharmacy of choice and to administer immunizations and other vaccines.

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

Seasonal variations in business

Our business is seasonal in nature, with the second fiscal quarter generating a higher proportion of front-end sales and earnings than other periods.  Both prescription and non-prescription drug sales are affected by the timing and severity of the cough, cold and flu season.  See the section captioned "Summary of Quarterly Results (Unaudited)" in Part II, Item 8 of this Form 10-K.

Working capital practices

The Company generally finances its inventory and expansion needs with internally generated funds.  See "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of this Form 10-K.

Customers

The Company sells to numerous customers including various managed care organizations within both the private and public sectors.  No customer accounted for ten percent or more of the Company's consolidated net sales in fiscal 2014.

Government contracts

The Company fills prescriptions for many state Medicaid public assistance plans.  Revenues from all such plans were approximately 4.9% of total sales in fiscal 2014.

Regulation

Our business is subject to federal, state and local laws, regulations, and administrative practices concerning the provision of and payment for health care services, including, without limitation:  federal, state and local licensure and registration requirements concerning the operation of pharmacies and the practice of pharmacy; Medicare, Medicaid and other publicly financed health benefit plan regulations prohibiting kickbacks, beneficiary inducement and the submission of false claims; the Health Insurance Portability and Accountability Act (HIPAA); the Patient Protection and Affordable Care Act (ACA); and regulations of the U.S. Food and Drug Administration, the U.S. Federal Trade Commission, the U.S. Drug Enforcement Administration and the U.S. Consumer Product Safety Commission, as well as regulations promulgated by comparable state agencies concerning the sale, advertisement and promotion of the products we sell.

We are also governed by federal and state laws of general applicability, including laws regulating matters of working conditions, health and safety and equal employment opportunity.  In connection with the operation of our stores, distribution centers and other sites, we are subject to laws and regulations relating to the protection of the environment and health and safety matters, including those governing exposure to, and the management and disposal of, hazardous substances.  Federal, state and local environmental protection requirements did not have a material effect on capital expenditures, earnings or the competitive position of the Company in fiscal 2014.  In addition, as we increase our activities in markets outside the United States, we are, and expect to be, subject to an increasing number of foreign laws and regulations, including retail and wholesale pharmacy, licensing, tax, foreign trade, intellectual property, privacy and data protection, currency, political and other business restrictions and requirements and local laws and regulations.

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

Employees

At August 31, 2014, the Company employed approximately 251,000 persons, approximately 76,000 of whom were part-time employees working less than 30 hours per week.  The foregoing does not include employees of unconsolidated partially owned entities, such as Alliance Boots, of which we owned 45% as of the date of this report.

Research and development

The Company does not engage in any material research and development activities.

Overview of Alliance Boots
Walgreens acquired a 45% equity interest in Alliance Boots GmbH on August 2, 2012 along with a call option to acquire the remaining 55% equity interest during the six-month period beginning February 2, 2015 (the first step transaction).  On August 5, 2014, the Purchase and Option Agreement was amended to permit the exercise of the call option beginning on that date, and we, through an indirectly wholly-owned subsidiary to which we previously assigned our rights to the call option, exercised the call option on August 5, 2014, as described above.  Completion of the second step transaction is subject to shareholder and various regulatory approvals and is expected to occur in the first quarter of calendar 2015.  We account for our 45% investment in Alliance Boots using the equity method of accounting on a three-month lag basis. Accordingly, because of the three-month lag and the timing of the closing of the first step transaction on August 2, 2012, our financial statements for the fiscal year ended August 31, 2013 reflect 12 months of the dilutive effect of the incremental shares and interest expense associated with our Alliance Boots investment, but only 10 months (August 2012 through May 2013) of Alliance Boots results, reported as Equity earnings in Alliance Boots.  Our financial statements for the fiscal year ended August 31, 2014 reflect Alliance Boots results for the 12 months ending May 31, 2014, reported as Equity earnings in Alliance Boots.

Alliance Boots is a leading international, pharmacy-led health and beauty retailing and pharmaceutical wholesaling and distribution business.  As of August 31, 2014, Alliance Boots had, together with its associates and joint ventures, pharmacy-led health and beauty retail businesses in 11 countries and operated more than 4,600 health and beauty retail stores, of which more than 4,450 had a pharmacy, with a growing online presence.  In addition, as of March 31, 2014, its fiscal year end, Alliance Boots had approximately 600 optical practices in the United Kingdom, approximately 180 of which operated on a franchise basis.  Approximately 30% of its optical practices are located in Boots stores with the balance being standalone practices.  In addition, Alliance Boots is a leader in the United Kingdom hearingcare market through its associate, Boots Hearingcare, which operated in approximately 430 locations across the United Kingdom, almost all of which are within Boots stores or standalone Boots Opticians practices.  Its pharmaceutical wholesale businesses, together with its associates and joint ventures, supplied medicines, other healthcare products and related services to more than 180,000 pharmacies, doctors, health centers and hospitals from more than 370 distribution centers in 20 countries.  Except as otherwise indicated, figures regarding Alliance Boots business activities are as of March 31, 2014, with the addition of Farmacias Ahumada S.A. data at the date of its acquisition by Alliance Boots on August 11, 2014, and include its associates and joint ventures.

Pharmacy-led Health and Beauty Retailing.  Alliance Boots is a market leader in the pharmacy industry with stores located in the United Kingdom, Norway, the Republic of Ireland, The Netherlands, Mexico, Chile, Thailand and Lithuania and through its associates and joint ventures in China, Italy and Croatia.  In addition, as of March 31, 2014, there were approximately 80 Boots branded stores operated in the Middle East on a franchised basis.  Alliance Boots seeks to locate its stores in convenient locations and to put pharmacists at the heart of healthcare.  Alliance Boots pharmacists are well placed to provide a significant role in the provision of healthcare services, working closely with other primary healthcare providers in the communities they serve.  Alliance Boots principal retail brand in its Health & Beauty Division is Boots, which Alliance Boots trades under in the United Kingdom, Norway, the Republic of Ireland, The Netherlands and Thailand.  The Boots offering is differentiated from that of competitors due to a number of factors including the product brands that Alliance Boots owns and "only at Boots" exclusive products.

Pharmaceutical Wholesaling and Distribution.  Alliance Boots pharmaceutical wholesaling and distribution businesses seek to provide high core service levels to pharmacists in terms of frequency of delivery, product availability, delivery accuracy, timeliness and reliability at competitive prices.  Alliance Boots also offers its customers added-value services that help pharmacists develop their own businesses.  This includes membership in Alphega Pharmacy, Alliance Boots pan-European network for independent pharmacies.  Alphega Pharmacy had a membership of more than 4,800 pharmacies in seven countries as of March 31, 2014.  This is expected to increase following the March 2014 vote by the vivesco pharmacy network in Germany, which has approximately 950 members, to rebrand as Alphega.  In addition to the wholesale of medicines and other healthcare products, Alliance Boots provides services to pharmaceutical manufacturers who are increasingly seeking to gain greater control over their product distribution, while at the same time outsourcing non-core activities.  These services include pre-wholesale and contract logistics, direct deliveries to pharmacies, and specialized medicine delivery including related home healthcare.

Product Brands.   In its Health & Beauty Division, Alliance Boots has product brands such as No7, Soltan and Botanics, together with newer brands such as Boots Pharmaceuticals and Boots Laboratories.  Alliance Boots is seeking to continue to internationalize its key product brands, selling them through select retail partners, its own and third party internet shopping sites, and independent pharmacies.  In the United States, where Boots product brands have been sold through Target for many years, Alliance Boots is, in addition, introducing No7 and other key Boots product brands into the drugstore channel through certain Walgreens stores on a phased basis.  In Europe, its Boots Laboratories line of products was sold by independent pharmacies in five countries as of March 31, 2014.  In addition, Alliance Boots has partnerships with a select number of third party brand owners to sell their products in Boots stores on an exclusive basis, sharing in the future brand equity.  Alliance Boots also continues to manufacture a significant proportion of its most popular own brand and exclusive products.  Through its Pharmaceutical Wholesale Division and associates, Alliance Boots currently sells Almus, its line of generic medicines, in five countries and Alvita, its line of patient care products, in six countries.

Financial Information about Foreign and Domestic Operations and Export Sales

All Company sales during the last three fiscal years occurred within the United States, Puerto Rico, Guam and the U.S. Virgin Islands.  There were no export sales.  We account for our 45% investment in Alliance Boots, described under "Overview of Alliance Boots" above, using the equity method of accounting on a three-month lag basis, as described in Note 5 to the Company's Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.  As a result, no Alliance Boots sales are included in the net sales reported by the Company in its consolidated financial statements.

Investments accounted for under the equity method are recorded initially at cost and subsequently adjusted for the Company's share of the net income or loss and cash contributions and distributions to or from these entities.  The Company's investment in Alliance Boots was recorded as an asset with a $7.2 billion aggregate value on the Company's August 31, 2014 balance sheet, which represented 29.1% of the Company's long-lived assets as of that date.  Because the Company's investment in Alliance Boots is denominated in a foreign currency (British pounds Sterling), translation gains or losses impact the value of the investment.  See Note 5 to the Company's Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for additional information.

Available Information

We file with the Securities and Exchange Commission our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports, proxy statements and registration statements.  You may read and copy any material we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, D.C. 20549.  You may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  In addition, the SEC maintains a website at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers, including us, that file electronically.  We make available free of charge on or through our website at investor.walgreens.com our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we file or furnish them to the SEC.  The contents of the Company's website are not, however, a part of this Form 10-K or the Company's other SEC filings.

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

Risks Relating to Existing Business

Reductions in third party reimbursement levels, from private or government plans, for prescription drugs could reduce our margin on pharmacy sales and could have a significant adverse effect on our profitability.   In addition, a shift in pharmacy mix toward lower margin plans and programs could adversely affect our profitability.

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

In addition, a shift in the mix of pharmacy prescription volume toward programs offering lower reimbursement rates could adversely affect our profitability.  We experienced a shift in pharmacy mix toward 90-day at retail in fiscal 2014 and expect that trend to continue in fiscal 2015.  Our 90-day at retail offering for patients with chronic prescription needs typically is at a lower margin than comparable 30-day prescriptions.  Additionally, we decided to accept lower reimbursement rates in order to secure preferred relationships with Medicare Part D plans serving senior patients with significant pharmacy needs.  Because our Medicare Part D reimbursement rates will decrease in calendar year 2015, if we are not able to generate additional prescription volume and other business from patients participating in these programs sufficient to offset the impact of lower reimbursement, our gross profit will be adversely affected.

Our profitability can be significantly adversely affected by a decrease in the introduction of new brand name and generic prescription drugs.

Our sales and profit margins can be adversely affected by the introduction of new brand name and generic drugs.  New brand name drugs can result in increased drug utilization and associated sales revenues, while the introduction of lower priced generic alternatives typically results in relatively lower sales revenues, but higher gross profit margins.  Accordingly, a decrease in the number of significant new brand name drugs or generics successfully introduced could adversely affect our results of operations.

Generic drug inflation could have a significant adverse effect on our profitability.

Overall increases in the amounts we pay to procure generic drugs, commonly referred to as generic drug inflation, could have a significant adverse effect on our profitability.  In addition, our gross profit margins would be adversely affected by continued generic inflation to the extent we are not able to offset such cost increases.  We experienced a shift from historical patterns of deflation in generic drug costs to inflation in fiscal 2014.  During fiscal 2014, we experienced cost increases on a subset of generic drugs and in some cases these increases have been significant.  We expect this generic inflation to continue in fiscal 2015.  Our existing reimbursement arrangements with payers generally provide us with only limited protection against cost increases in our generic drug procurement costs.  We are seeking to address this through changes in our contracting strategies and negotiations with our vendors and payers.  We cannot assure you that we will be able to mitigate the impact of increased inventory acquisition costs, in whole or in part.  Failure to fully offset any such increased prices and costs or to modify our activities to mitigate the impact could have a significant adverse effect on our gross profit margins.

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

Consolidation and strategic alliances in the healthcare industry could adversely affect our business, competitive positioning, financial condition and results of operations.

Many organizations in the healthcare industry, including pharmacy benefit managers, have consolidated in recent years to create larger healthcare enterprises with greater bargaining power, which has resulted in greater pricing pressures.  For example, in April 2012, two of the three largest pharmacy benefit managers, Medco Health Solutions, Inc. and Express Scripts, Inc., merged.  The resulting entity is the largest pharmacy benefit manager in the United States.  If this consolidation trend continues, it could give the resulting enterprises even greater bargaining power, which may lead to further pressure on the prices for our products and services.  If these pressures result in reductions in our prices, our business will become less profitable unless we are able to achieve corresponding reductions in costs or develop profitable new revenue streams.  Strategic alliances in the healthcare industry also impact our business and competitive positioning.  For example, following the announcement of our agreement with AmerisourceBergen providing for, among other things, generic drug purchasing by Walgreens, Alliance Boots and AmerisourceBergen through the Walgreens Boots Alliance Development GmbH global sourcing joint venture, two of our retail pharmacy competitors subsequently established relationships with other pharmaceutical drug wholesalers relating to generic drug procurement.  In addition, further consolidation among generic drug manufacturers could lead to increased generic drug inflation in the future.  We expect that market demand, government regulation, third-party reimbursement policies, government contracting requirements, and societal pressures will continue to cause the healthcare industry to evolve, potentially resulting in further business consolidations and alliances among the industry participants we engage with, which may adversely impact our business, financial condition and results of operations.

From time to time, we make investments in companies over which we do not have sole control, including our investment in Alliance Boots and our investment in AmerisourceBergen.  Some of these companies may operate in sectors that differ from our current operations and have different risks.

From time to time, we make debt or equity investments in other companies that we may not control or over which we may not have sole control.  For example, we own only 45% of the outstanding Alliance Boots equity interests as of the date of this report.  While we have the right to appoint four designees to serve on the Alliance Boots Board of Directors and veto rights over certain significant Alliance Boots actions under the terms of our shareholders agreement with them, we do not have the ability to control day-to-day operations of that company.  Similarly, while we and Alliance Boots have the right, but not the obligation, to invest in AmerisourceBergen common stock and to designate up to two members of the AmerisourceBergen board of directors in certain circumstances if we achieve specified ownership milestones, we do not and will not have the ability to control day-to-day operations of that company.  Although the businesses in which we have made non-controlling investments generally have a significant health and daily living or prescription drug component, some of them operate in businesses that are different from our primary lines of business.  Investments in these businesses, among other risks, subject us to the operating and financial risks of the businesses we invest in and to the risk that we do not have sole control over the operations of these businesses.  From time to time, we may make additional investments in or acquire other entities that may subject us to similar risks.  Investments in entities over which we do not have sole control, including joint ventures and strategic alliances, present additional risks such as having differing objectives from our partners or the entities in which we invest, or becoming involved in disputes, or competing with those persons.  In addition, we rely on the internal controls and financial reporting controls of these entities and their failure to maintain effectiveness or comply with applicable standards may adversely affect us.

We use a single wholesaler of branded and generic pharmaceutical drugs as our primary source of such products. A disruption in this relationship could adversely affect our business and financial results.

On March 19, 2013, the Company, Alliance Boots and AmerisourceBergen announced various agreements and arrangements, including a ten-year pharmaceutical distribution agreement between Walgreens and AmerisourceBergen pursuant to which we will source branded and generic pharmaceutical products from AmerisourceBergen; an agreement which provides AmerisourceBergen the ability to access generics and related pharmaceutical products through Walgreens Boots Alliance Development GmbH, a global sourcing joint venture between Walgreens and Alliance Boots; and agreements and arrangements pursuant to which we and Alliance Boots together have the right, but not the obligation, to purchase a minority equity position in AmerisourceBergen and gain associated representation on AmerisourceBergen's board of directors in certain circumstances.  AmerisourceBergen began to distribute all branded pharmaceutical products that we historically sourced from distributors and suppliers, effective September 1, 2013.  In the second quarter of fiscal 2014, AmerisourceBergen began distributing generic pharmaceutical products that we previously self-distributed.  The levels of generic pharmaceuticals distributed have increased throughout the fiscal year and AmerisourceBergen distributed substantially all of these pharmaceuticals for the Company as of August 31, 2014.

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

Walgreens entered into the arrangement with AmerisourceBergen and Alliance Boots with the expectation that the transactions contemplated thereby would result in various benefits including, among other things, procurement cost savings and operating efficiencies, innovation and sharing of best practices.  The processes and initiatives needed to achieve these potential benefits are complex, costly and time-consuming.   Many of the anticipated synergies and expenses that will be incurred, by their nature, are difficult to estimate accurately at the present time.  Achieving the anticipated benefits from the arrangement is subject to a number of significant challenges and uncertainties, including, whether unique corporate cultures of separate organizations will work collaboratively in an efficient and effective manner, the possibility of faulty assumptions underlying expectations regarding potential synergies, unforeseen expenses or delays, and competitive factors in the marketplace.  In addition, we and Alliance Boots have the right, but not the obligation, under the transactions contemplated by the Framework Agreement dated as of March 18, 2013 by and among the Company, Alliance Boots and AmerisourceBergen (the Framework Agreement) to invest in the equity of AmerisourceBergen.  There can be no assurance that we or Alliance Boots will complete any specific level of such potential equity investments in AmerisourceBergen, or that if completed, that such investments will ultimately be profitable.  If such investments are completed and the price of AmerisourceBergen common stock subsequently declines substantially, we could experience a loss on or impairment of such investment, which could adversely affect our financial condition and results of operations.  We could also encounter unforeseen costs, circumstances or issues existing or arising with respect to the transactions and collaboration we anticipate resulting from the Framework Agreement.  Many of these potential circumstances are outside of our control and any of them could result in increased costs, decreased revenue, decreased synergies and the diversion of management time and attention.  If we are unable to achieve our objectives within the anticipated time frame, or at all, the expected benefits may not be realized fully or at all, or may take longer to realize than expected, which could have a material adverse impact on our business, financial condition and results of operations and the price of our common stock.

Changes in economic conditions could adversely affect consumer buying practices and reduce our revenues and profitability.

Our performance has been, and may continue to be, adversely impacted by negative changes in national, regional or local economic conditions and consumer confidence.  The current economic environment has had a material impact on consumer behavior that could persist even as the economy recovers.  External factors that affect consumer confidence and over which we exercise no influence include unemployment rates, levels of personal disposable income, national, regional or local economic conditions and acts of war or terrorism.  Changes in economic conditions and consumer confidence could adversely affect consumer preferences, purchasing power and spending patterns.  A decrease in overall consumer spending as a result of changes in economic conditions could adversely affect our front-end and pharmacy sales and negatively impact our profitability.  All these factors could impact our revenues, operating results and financial condition.

The industries in which we operate are highly competitive and further increases in competition could adversely affect us.

In our retail drugstore business, we face intense competition from local, regional and national companies, including other drugstore chains, independent drugstores, mail-order prescription providers and various other retailers such as grocery stores, convenience stores, mass merchants and dollar stores, many of which are aggressively expanding in markets we serve.  In the other markets in which we compete, including health and wellness services, we also operate in a highly competitive environment.  As competition increases in the markets in which we operate, a significant increase in general pricing pressures could occur, and this could require us to reevaluate our pricing structures to remain competitive.  Our failure to reduce prices could result in decreased revenue and negatively affect our profitability.

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

In addition to brand name products, we offer our customers private brand products that are not available from other retailers.  We seek to continue to grow our exclusive private brand offerings as part of our growth strategy, including through expanded offering of Boots No7 and other brands owned or licensed on an exclusive basis by Alliance Boots.  Maintaining consistent product quality, competitive pricing, and availability of our private brand offerings for our customers is important in developing and maintaining customer loyalty.  We have invested in our development and procurement resources and marketing efforts relating to these private brand offerings.  Although we believe that our private brand products offer value to our customers at each price point and typically provide us with higher gross margins than comparable national brand products we sell, the expansion of our private brand offerings also subjects us to certain risks in addition to those discussed elsewhere in this section, such as: potential product liability risks and mandatory or voluntary product recalls; our ability to successfully protect our proprietary rights and successfully navigate and avoid claims related to the proprietary rights of third parties; our ability to successfully administer and comply with applicable contractual obligations and regulatory requirements; and other risks generally encountered by entities that source, sell and market exclusive branded offerings for retail.  An increase in sales of our private brands may also adversely affect sales of our vendors' products, which, in turn, could adversely affect our relationship with certain of our vendors.  Any failure to adequately address some or all of these risks could have a significant adverse effect on our business, results of operations and financial condition.

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
While our overall business strategy consists of many components and underlying initiatives, our long-term financial performance will be impacted by our ability to execute certain key initiatives.  In fiscal 2015, we plan to pursue strategies designed to create a "Well Experience" and further transform our traditional drugstore to a "retail health and daily living" store while delivering an outstanding customer experience through enhanced employee engagement; transform the role of community pharmacy to play a greater role in healthcare through integration and expanded services; and establish an efficient global platform enabling us to expand across new channels and markets.  If we are unable to effectively execute one or more of these key initiatives, our business, financial condition and results of operations may be materially adversely affected.
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

We rely extensively on our computer systems to manage our ordering, pricing, point-of-sale, pharmacy fulfillment, inventory replenishment, customer loyalty program, finance and other processes.  Our systems are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, security breaches, vandalism, natural disasters, catastrophic events and human error, and our disaster recovery planning cannot account for all eventualities.  If any of our systems are damaged, fail to function properly or otherwise become unavailable, we may incur substantial costs to repair or replace them, and may experience loss or corruption of critical data and interruptions or delays in our ability to perform critical functions, which could adversely affect our business and results of operations.   In addition, we are currently making, and expect to continue to make, substantial investments in our information technology systems and infrastructure, some of which are significant.  Upgrades involve replacing existing systems with successor systems, making changes to existing systems, or cost-effectively acquiring new systems with new functionality.  Implementing new systems carries significant potential risks, including failure to operate as designed, potential loss or corruption of data or information, cost overruns, implementation delays, disruption of operations, and the potential inability to meet business and reporting requirements.  While we are aware of inherent risks associated with replacing these systems and believe we are taking reasonable action to mitigate known risks, there can be no assurance that these technology initiatives will be deployed as planned or that they will be timely implemented without disruption to our operations.

If we do not maintain the privacy and security of sensitive customer and business information, we could damage our reputation, incur substantial additional costs and become subject to litigation.

The protection of customer, employee, and company data is critical to our business.  A significant breach of customer, employee, or company data could attract a substantial amount of media attention, damage our customer relationships and reputation and result in lost sales, fines or lawsuits.  Throughout our operations, we receive, retain and transmit certain personal information that our customers provide to purchase products or services, enroll in promotional programs, participate in our customer loyalty program, register on our websites, or otherwise communicate and interact with us.  In addition, aspects of our operations depend upon the secure transmission of confidential information over public networks.  Although we deploy a layered approach to address information security threats and vulnerabilities designed to protect confidential information against data security breaches, a compromise of our data security systems or of those of businesses with whom we interact, which results in confidential information being accessed, obtained, damaged or used by unauthorized or improper persons, could harm our reputation and expose us to regulatory actions and claims from customers, financial institutions, payment card associations and other persons, any of which could materially and adversely affect our business, financial position and results of operations.  In addition, a security breach could require that we expend substantial additional resources related to the security of information systems and disrupt our business.

The regulatory environment surrounding information security and privacy is increasingly demanding, with the frequent imposition of new and changing requirements across business units. Compliance with changes in privacy and information security laws and standards may result in significant expense due to increased investment in technology and the development of new operational processes.  If we or those with whom we share information fail to comply with these laws and regulations or experience a data security breach, our reputation could be damaged and we could be subject to additional litigation and regulatory risks.  Our security measures may be undermined due to the actions of outside parties, employee error, malfeasance, or otherwise, and, as a result, an unauthorized party may obtain access to our data systems and misappropriate business and personal information.  Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and may not immediately produce signs of intrusion, we may be unable to anticipate these techniques or to implement adequate preventative measures.  Any such breach or unauthorized access could result in significant legal and financial exposure, damage to our reputation, and potentially have an adverse effect on our business.

Our growth strategy is partially dependent upon acquisitions, joint ventures and other strategic investments, some of which may not prove to be successful.

We have grown our business, in part, through acquisitions in recent years and expect to continue to acquire or invest in drugstore chains, independent drugstores, health and well-being businesses and other businesses in the future.  Acquisitions involve numerous risks, including difficulties in integrating the operations and personnel of the acquired companies, distraction of management from overseeing our existing operations, difficulties in entering markets or lines of business in which we have no or limited direct prior experience, the possible loss of key employees and customers and difficulties in achieving the synergies we anticipated.  These transactions may also cause us to significantly increase our interest expense, leverage and debt service requirements if we incur additional debt to pay for an acquisition or investment, issue common stock that would dilute our current shareholders' percentage ownership, or incur asset write-offs and restructuring costs and other related expenses.  Acquisitions, joint ventures and strategic investments involve numerous other risks, including potential exposure to unknown liabilities of acquired or investee companies.  In connection with acquisitions, joint ventures or strategic investments outside the United States, we may from time to time, in some instances enter into foreign currency contracts or other derivative instruments to hedge some or all of the foreign currency fluctuation risks, which subjects us to the risks associated with such derivative contracts and instruments.  No assurance can be given that our acquisitions, joint ventures and other strategic investments will be successful and will not materially adversely affect our business, financial condition or results of operations.

Changes in the health care regulatory environment may adversely affect our business.

Political, economic and regulatory influences are subjecting the healthcare industry to significant changes that could adversely affect our results of operations.In recent years, the healthcare industry has undergone significant changes in an effort to reduce costs and government spending.  These changes include an increased reliance on managed care; cuts in certain Medicare and Medicaid funding; consolidation of competitors, suppliers and other market participants; and the development of large, sophisticated purchasing groups.  We expect the healthcare industry to continue to change significantly in the future.  Some of these potential changes, such as a reduction in governmental funding at the state or federal level for certain healthcare services or adverse changes in legislation or regulations governing prescription drug pricing, healthcare services or mandated benefits, may cause customers to reduce the amount of our products and services they purchase or the price they are willing to pay for our products and services.  We expect continued government and private payer pressure to reduce pharmaceutical pricing.  Changes in pharmaceutical manufacturers' pricing or distribution policies could also significantly reduce our profitability.

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

Our retail drugstore and health and wellness services businesses are subject to numerous federal, state and local regulations.  Changes in these regulations may require extensive system and operating changes that may be difficult to implement.  Untimely compliance or noncompliance with applicable regulations could result in the imposition of civil and criminal penalties that could adversely affect the continued operation of our business, including:  suspension of payments from government programs; loss of required government certifications; loss of authorizations to participate in or exclusion from government reimbursement programs, such as the Medicare and Medicaid programs; loss of licenses; and significant fines or monetary penalties.  The regulations to which we are subject include, but are not limited to: federal, state and local registration and regulation of pharmacies; dispensing and sale of controlled substances and products containing pseudoephedrine; applicable Medicare and Medicaid regulations; the Health Insurance Portability and Accountability Act (HIPAA); the ACA; laws and regulations relating to the protection of the environment and health and safety matters, including those governing exposure to, and the management and disposal of, hazardous substances; regulations of the U.S. Food and Drug Administration (FDA), the U.S. Federal Trade Commission, the Drug Enforcement Administration (DEA), and the Consumer Product Safety Commission, as well as state regulatory authorities, governing the availability, sale, advertisement and promotion of products we sell; anti-kickback laws; data privacy and security laws; false claims laws; laws against the corporate practice of medicine; and federal and state laws governing the practice of the profession of pharmacy.  For example, the DEA, FDA and various state regulatory authorities regulate the distribution of pharmaceuticals and controlled substances.  We are required to hold valid DEA and state-level licenses, meet various security and operating standards and comply with the Controlled Substance Act and its accompanying regulations governing the sale, marketing, packaging, holding and distribution of controlled substances.  The DEA, FDA and state regulatory authorities have broad enforcement powers, including the ability to suspend our distribution centers' licenses to distribute pharmaceutical products (including controlled substances), seize or recall products and impose significant criminal, civil and administrative sanctions for violations of these laws and regulations.  For example, in June 2013, the Company entered into a settlement agreement with the DEA and the United States Department of Justice relating to controlled substance matters that required the Company to pay $80 million and implement certain remedial actions.  We are also governed by federal and state laws of general applicability, including laws regulating matters of working conditions, health and safety and equal employment opportunity.  In addition, we could have exposure if we are found to have infringed another party's intellectual property rights.

Should a product liability issue, recall or personal injury issue arise it may damage our reputation, which may result in a material adverse effect on our business and financial condition and adversely affect our ability to maintain adequate product or other liability insurance coverage.  If we fail or are unable to maintain adequate product or other liability insurance coverage for any reason, it may also result in a material adverse effect on our business and financial condition.

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

We have significant outstanding debt; our debt will increase if we incur additional debt in the future and do not retire existing debt.

We have outstanding debt and other financial obligations and significant unused borrowing capacity.  As of August 31, 2014, we had approximately $4.5 billion of outstanding indebtedness, including short-term borrowings.  Our debt level and related debt service obligations could have negative consequences, including:

·
requiring us to dedicate significant cash flow from operations to the payment of principal, interest and other amounts payable on our debt, which would reduce the funds we have available for other purposes, such as working capital, capital expenditures, acquisitions, share repurchases and dividends;

·
making it more difficult or expensive for us to obtain any necessary future financing for working capital, capital expenditures, debt service requirements, debt refinancing, acquisitions or other purposes;

·	reducing our flexibility in planning for or reacting to changes in our industry and market conditions;
·	making us more vulnerable in the event of a downturn in our business; and
·	exposing us to interest rate risk given that a portion of our debt obligations is at variable interest rates.

We may incur or assume significantly more debt in the future.  See "Risk Factors - Additional Risks Related to our Alliance Boots Investment and the Second Step Transaction - We expect to incur significant additional debt in connection with second step transaction" below.  If we add new debt and do not retire existing debt, the risks described above could increase.

Our long-term debt obligations include covenants that may adversely affect our ability to incur certain secured indebtedness or engage in certain types of sale and leaseback transactions.  In addition, our existing credit agreements require the Company to maintain as of the last day of each fiscal quarter a ratio of consolidated debt to total capitalization not to exceed a certain level.  Our ability to comply with these restrictions and covenants may be affected by events beyond our control.  If we breach any of these restrictions or covenants and do not obtain a waiver from the lenders, then, subject to applicable cure periods, our outstanding indebtedness could be declared immediately due and payable.

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

Our operating results have historically varied on a quarterly basis and may continue to fluctuate significantly in the future.  Factors that may affect our quarterly operating results include, but are not limited to, seasonality, the timing of the introduction of new generic and brand name prescription drugs, inflation including with respect to generic drug procurement costs, the timing and severity of the cough, cold and flu season, changes in payer reimbursement rates and terms, significant acquisitions, dispositions, joint ventures and other strategic initiatives, asset impairments, the relative magnitude of our LIFO provision in any particular quarter, variations in the earnings contribution from equity method investments such as Alliance Boots, fluctuations in the value of our warrants to acquire AmerisourceBergen common stock, prolonged severe weather in key markets, and the other risk factors discussed under this Item 1A.  Accordingly, we believe that quarter-to-quarter comparisons of our operating results are not necessarily meaningful and investors should not rely on the results of any particular quarter as an indication of our future performance.

In addition, Alliance Boots operating results have historically varied on a quarterly basis and may continue to fluctuate significantly in the future.  Alliance Boots faces risks similar to those we face and additional risks particular to its businesses, operations and markets, including: macro-economic and political risks; regulatory risks including, with respect to its Health & Beauty Division, the potential adverse effects of changes to licensing regimes for pharmacies, prescription processing regimes or reimbursement arrangements and, with respect to its Pharmaceutical Wholesale Division, the potential adverse effects of regulations relating to such things as product margins, product traceability and the conditions under which products must be stored; changes and trends in consumer behavior and spending; competitive risks resulting from intense competition from a wide variety of competitors including, with respect to its Health & Beauty Division, other pharmacies, supermarkets and department stores and, with respect to its Pharmaceutical Wholesale Division, from direct competitors and alternative supply sources such as importers and manufacturers who supply directly to pharmacies; health, safety and environmental risks; product/services risks, including risks associated with defective products, the provision of inadequate services,  the potential infiltration of counterfeit products into the supply chain, errors in re-labeling of products and contamination or product mishandling issues; risk of major operational business failures such as a major failure of its distribution centers and logistics infrastructure, information technology systems or the operational systems of key third party suppliers; and risks relating to increased costs, not achieving, or delays in achieving, expected synergies, changes in management, acquisitions, currency exchange, funding and interest rates, pension contributions including the potential need to increase the funding of its defined benefit pension plans due to lower than expected pension fund investment returns and/or increased life expectancy of plan members, and protection of confidential personal and business data.

The equity income we report from Alliance Boots is subject to conversion from IFRS to U.S. GAAP and currency translation and is reported on a three-month lag basis, which impacts the quarterly and fiscal year timing of when Alliance Boots results and synergies are reflected in our financial statements.

Net income reported by Alliance Boots must be converted from the applicable IFRS standards to generally accepted accounting principles in the United States (U.S. GAAP) and translated from British pounds Sterling at the average rate for the period, which subjects us to exchange rate fluctuations and other currency risks.  We account for our 45% interest in Alliance Boots using the equity method of accounting on a three-month lag basis, which impacts the quarterly and fiscal year timing of when Alliance Boots results and synergies are reflected in the equity income from Alliance Boots included in our financial statements.  Alliance Boots quarterly results are not reflected in the equity income reported in our consolidated financial statements until our quarterly period ending three months after the end of the related Alliance Boots three-month period.

Our business is seasonal in nature, and adverse events during the holiday and cough, cold and flu seasons could impact our operating results negatively.

Our business is seasonal in nature, with the second fiscal quarter (December, January and February) typically generating a higher proportion of front-end sales and earnings than other fiscal quarters.  We purchase significant amounts of seasonal inventory in anticipation of the holiday season.  Adverse events, such as deteriorating economic conditions, higher unemployment, higher gas prices, public transportation disruptions, or unanticipated adverse weather could result in lower-than-planned sales during key selling seasons.  For example, frequent or unusually heavy snowfall, ice storms, rainstorms, windstorms or other extreme weather conditions over a prolonged period could make it difficult for our customers to travel to our stores and increase our snow removal and other costs.  This could lead to lower sales or to unanticipated markdowns, negatively impacting our financial condition and results of operations.  In addition, both prescription and non-prescription drug sales are affected by the timing and severity of the cough, cold and flu season which can vary considerably from year to year.  In addition, the Alliance Boots business is seasonal in nature, typically generating a higher proportion of revenue and earnings in the winter holiday and cold and flu season.  Because of the three-month lag in reporting equity income from our investment in Alliance Boots, the results of Alliance Boots for December, January and February are reflected in the equity income included in our financial statements for our third fiscal quarter ending May 31.

Changes in accounting standards and subjective assumptions, estimates and judgments by management related to complex accounting matters could significantly affect our financial condition and results of operations.

Generally accepted accounting principles and related accounting pronouncements, implementation guidelines and interpretations with regard to a wide range of matters that are relevant to our business, including, but not limited to, revenue recognition, sales returns reserves, asset impairment, impairment of goodwill and other intangible assets, inventories, vendor rebates and other vendor consideration, lease obligations, self-insurance liabilities, tax matters, unclaimed property laws and litigation and other contingent liabilities are highly complex and involve many subjective assumptions, estimates and judgments.  Changes in these rules or their interpretation or changes in underlying assumptions, estimates or judgments could significantly change our reported or expected financial performance or financial condition.  For example, changes in accounting standards and the application of existing accounting standards particularly related to the measurement of fair value as compared to carrying value for the Company's reporting units, including goodwill, intangible assets and investments in equity interests, including investments held by our equity method investees, may have an adverse effect on the Company's financial condition and results of operations.  Factors that could lead to impairment of goodwill and intangible assets include significant adverse changes in the business climate and declines in the financial condition of a reporting unit.  Factors that could lead to impairment of investments in equity interests of the companies in which we invested or the investments held by those companies include a prolonged period of decline in their operating performance or adverse changes in the economic, regulatory and legal environments of the countries they operate in.  New accounting guidance also may require systems and other changes that could increase our operating costs and/or change our financial statements.  For example, implementing future accounting guidance related to leases, revenue and other areas impacted by the current convergence project between the Financial Accounting Standards Board (FASB) and the International Accounting Standards Board (IASB) could require us to make significant changes to our lease management system or other accounting systems, and could result in changes to our financial statements.

We are involved in a number of legal proceedings and audits and, while we cannot predict the outcomes of such proceedings and other contingencies with certainty, some of these outcomes could adversely affect our business, financial condition and results of operations.

We are involved in legal proceedings and subject to investigations, inspections, audits, inquiries and similar actions by governmental authorities, arising in the course of our business (see the discussion of Legal Proceedings in Note 12 to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K).  Legal proceedings, in general, and securities and class action litigation, in particular, can be expensive and disruptive.  Some of these suits may purport or may be determined to be class actions and/or involve parties seeking large and/or indeterminate amounts, including punitive or exemplary damages, and may remain unresolved for several years.  From time to time, the Company is also involved in legal proceedings as a plaintiff involving antitrust, tax, contract, intellectual property and other matters.  We cannot predict with certainty the outcomes of these legal proceedings and other contingencies, and the costs incurred in litigation can be substantial, regardless of the outcome.  Substantial unanticipated verdicts, fines and rulings do sometimes occur.  As a result, we could from time to time incur judgments, enter into settlements or revise our expectations regarding the outcome of certain matters, and such developments could have a material adverse effect on our results of operations in the period in which the amounts are accrued and/or our cash flows in the period in which the amounts are paid.  The outcome of some of these legal proceedings and other contingencies could require us to take, or refrain from taking, actions which could negatively affect our operations.  Additionally, defending against these lawsuits and proceedings may involve significant expense and diversion of management's attention and resources.

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

There are a number of additional business risks that could adversely affect our financial results.

Many other factors could adversely affect our financial results, including:
·	If we are unsuccessful in establishing effective advertising, marketing and promotional programs, our sales or sales margins could be negatively affected.
·
Our success depends on our continued ability to attract and retain store and management and professional personnel, and the loss of key personnel could have an adverse effect on the results of our operations, financial condition or cash flow.

·
Natural disasters, severe weather conditions, terrorist activities, global political and economic developments, war, health epidemics or pandemics or the prospect of these events can impact our store operations or damage our facilities in affected areas or have an adverse impact on consumer confidence levels and spending in our stores.

·
The long-term effects of climate change on general economic conditions and the pharmacy industry in particular are unclear, and changes in the supply, demand or available sources of energy and the regulatory and other costs associated with energy production and delivery may affect the availability or cost of goods and services, including natural resources, necessary to run our business.

·
The products we sell are sourced from a wide variety of domestic and international vendors, and any future inability to find qualified vendors and access products in a timely and efficient manner could adversely impact our business.

Additional Risks Related to our Alliance Boots Investment and the Second Step Transaction

The following risks relate to our existing investment in Alliance Boots and/or the pending second step transaction, regardless of whether or not the Reorganization is completed.

The anticipated strategic and financial benefits of our transaction with Alliance Boots may not be realized.

Walgreens and Alliance Boots entered into the Purchase and Option Agreement, and Walgreens exercised the call option pursuant to the Purchase and Option Agreement, with the expectation that the transactions contemplated thereby would result in various benefits, including, among other things, procurement cost savings and operating efficiencies, revenue synergies, innovation, sharing of best practices and a strengthened market position that may serve as a platform for future growth.  The processes and initiatives needed to achieve these potential benefits are complex, costly and time consuming, and we have not previously completed a transaction comparable in size or scope.  Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately at the present time.  Achieving the expected benefits of the Alliance Boots transaction, including the second step transaction, is subject to a number of significant challenges and uncertainties, including, without limitation, whether unique corporate cultures will work collaboratively in an efficient and effective manner, the coordination of geographically separate organizations, the possibility of faulty assumptions underlying expectations regarding potential synergies and the integration process, unforeseen expenses or delays, and competitive factors in the marketplace.  We could also encounter unforeseen transaction and integration-related costs or other circumstances such as unforeseen liabilities or other issues existing or arising with respect to the business of Alliance Boots or otherwise resulting from the transaction.  Many of these potential circumstances are outside of our control and any of them could result in increased costs, decreased revenue, decreased synergies and the diversion of management time and attention.  If we are unable to achieve our objectives within the anticipated time frame, or at all, the expected benefits may not be realized fully or at all, or may take longer to realize than expected, which could have a material adverse impact on our business, financial condition and results of operations and the price of our common stock.

Our August 2012 investment in Alliance Boots significantly increased, and the proposed second step transaction would significantly further increase, our exposure to the risks of operating internationally.

Prior to the first step transaction, substantially all of our operations were conducted within the United States and its territories.  The first step transaction significantly increased the importance of international business to our future operations, growth and prospects.  The completion of the second step transaction will be a material further step in this direction.  A substantial portion of Alliance Boots revenues are generated in the European Union and neighboring countries and substantially all of Alliance Boots revenues are generated outside the United States.  Our investment in international business operations is subject to a number of risks, including:

·
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

·	additional U.S. and other regulation of non-domestic operations, including regulation under the Foreign Corrupt Practices Act, the U.K. Bribery Act and other anti-corruption laws;
·	potential difficulties in managing foreign operations, enforcing agreements and collecting receivables through foreign legal systems;
·	price controls imposed by foreign countries;
·	tariffs, duties or other restrictions on foreign currencies or trade barriers imposed by foreign countries;
·	potential adverse tax consequences, including tax withholding laws and policies and restrictions on repatriation of funds to the United States;
·	fluctuations in currency exchange rates, including uncertainty regarding the Euro;
·
impact of recessions and economic slowdowns in economies outside the United States, including foreign currency devaluation, higher interest rates, inflation, and increased government regulation or ownership of traditional private businesses;

·	the instability of foreign economies, governments and currencies and unexpected regulatory, economic or political changes in foreign markets; and
·
developing and emerging markets may be especially vulnerable to periods of instability and unexpected changes, and consumers in those markets may have relatively limited resources to spend on products and services.

We cannot assure you that one or more of these factors will not have a material adverse effect on our business, results of operation or financial condition.

Our Company will be more exposed to currency exchange rate fluctuations as, following completion of the second step transaction, there will be an increased proportion of assets, liabilities and earnings denominated in foreign currencies.

Prior to the first step transaction, substantially all of our operations were conducted within the United States and its territories.  The first step transaction significantly increased the potential impact of currency exchange rate fluctuations on our business.  If the second step transaction is completed, the financial results of the combined company will be more exposed to currency exchange rate fluctuations and an increased proportion of assets, liabilities and earnings will be denominated in non-U.S. dollar currencies.

We will continue to present our financial statements in U.S. dollars and will have a significant proportion of net assets and income in non-U.S. dollar currencies, primarily pounds sterling and the euro, as well as a range of emerging market currencies.  Our financial results and capital ratios will therefore be sensitive to movements in foreign exchange rates.  A depreciation of non-U.S. dollar currencies relative to the U.S. dollar could have an adverse impact on our financial results.

The second step transaction is subject to conditions, including certain conditions that may not be satisfied, and may not be completed on a timely basis, or at all. Failure to complete the second step transaction could have material and adverse effects on the Company.

The completion of the second step transaction is subject to a number of conditions, including approval by the shareholders of Walgreens of the issuance of shares to the Sellers as consideration for the second step transaction, which makes the completion and timing of the completion of the second step transaction uncertain.

If the second step transaction is not completed on a timely basis, or at all, our ongoing businesses may be adversely affected and, without realizing any of the benefits of having completed the second step transaction, we will be subject to a number of risks, including the following:

·	Subject to limited exceptions, if the closing of the second step transaction does not occur:
o
the Company will be required to return to the Sellers 1/15th of the Alliance Boots shares acquired by the Company in the first step transaction, which equals 3% of the issued and outstanding share capital of Alliance Boots, in exchange for nominal consideration of one British pound sterling;

o	the Company will continue to own a significant minority interest in Alliance Boots, but certain of the Company's governance rights as a shareholder of Alliance Boots will be modified;
o	in general, the Company will not be permitted to sell or otherwise transfer any of its Alliance Boots shares for a period of 24 months;
o
in the event that one of the Sellers, AB Acquisitions Holdings Limited (AB Acquisitions), decides to sell or otherwise transfer its Alliance Boots shares to a third party, AB Acquisitions will have the right to require the Company to transfer all its Alliance Boots shares in the same transaction on the same terms; and in the event that AB Acquisitions decides to sell some or all of its Alliance Boots shares in an initial public offering, AB Acquisitions will have the right to require the Company to participate proportionally by selling some or all of its Alliance Boots shares;

o
Alliance Boots will have the right to either (a) acquire 50% of the AmerisourceBergen shares then jointly owned by the Company and Alliance Boots through a joint venture entity, in exchange for 50% of the funding previously provided by the Company to the joint venture entity to acquire AmerisourceBergen shares (plus interest) (a 50/50 dissolution) or (b) settle with the Company in cash to replicate the same economic impact as a 50/50 dissolution, but with the Company retaining 100% of the AmerisourceBergen shares; and

o
if the Company subsequently becomes entitled to designate a second director nominee on the AmerisourceBergen board of directors pursuant to the AmerisourceBergen shareholders agreement to which both the Company and Alliance Boots are parties, the second director nominee would be an Alliance Boots executive, designated by the Company in consultation with and at the direction of Alliance Boots.

·
The Company and Alliance Boots currently engage in various commercial transactions and arrangements in connection with initiatives intended to help realize potential synergies across both companies, including through Walgreens Boots Alliance Development GmbH, a global sourcing joint venture. If the second step transaction does not occur, the status and prospects of, and future willingness of either the Company and/or Alliance Boots to continue to engage in, these transactions and arrangements, including Walgreens Boots Alliance Development GmbH, would be uncertain.

·	The market price of Walgreens common stock could decline to the extent that the current market price reflects a market assumption that the second step transaction will be completed.
·
Uncertainty regarding the completion of the second step transaction may foster uncertainty among employees about their future roles, which could adversely affect the ability of the Company to attract and retain key personnel.

·	The Company may be unable to capture the anticipated synergies associated with the second step transaction and the Reorganization, including expected increases in earnings and cost savings.
The Company may waive one or more of the conditions to the second step transaction.

Each of the conditions to the Company's obligations to complete the second step transaction may be waived, in whole or in part, by the Company, to the extent permitted by applicable law.  Our Board of Directors will evaluate the materiality of any waiver to determine whether amendment of the proxy statement/prospectus filed in connection with the Transactions and resolicitation of proxies is necessary.  If our Board of Directors determines that a waiver is not significant enough to require resolicitation of its shareholders' proxies, it will have the discretion to complete the second step transaction without seeking further shareholder approval.  Because certain conditions will not be satisfied prior to the date of the Walgreen's Special Meeting of Shareholders at which the shareholders will vote to approve the Transactions (the Special Meeting), there is a risk that our Board of Directors may waive a condition without shareholder approval.

Certain of the Company's directors and executive officers may have interests in the Transactions that are different from, or in addition to, the interests of the Company's shareholders generally.

Certain of the Company's directors and executive officers may have material financial interests in the Transactions that are different from, or in addition to, the interests of the Company's shareholders generally.

Moreover, by virtue of their share ownership in the Company (which share ownership will increase upon the completion of the second step transaction), the Sellers, which include KKR & Co. L.P. (KKR) and certain of its affiliates (the KKR Investors) and Stefano Pessina and certain of his affiliates (the SP Investors), may have the power to influence our affairs and the outcome of matters required to be submitted to shareholders for approval.  The SP Investors and/or the KKR Investors may have interests that differ from those of holders of our common stock generally, which could give rise to conflicts of interest, including:

·	conflicts between the SP Investors and/or the KKR Investors and other shareholders, whose interests may differ with respect to our strategic direction or significant corporate transactions; and
·
conflicts related to corporate opportunities that could be pursued by us, on the one hand, or by the SP Investors and/or the KKR Investors, on the other hand, notwithstanding that the SP Investors are subject to certain non-compete restrictions under the shareholders agreement we entered into with the SP Investors and the KKR Investors on August 2, 2012 (as amended, the Company Shareholders Agreement).

Whether or not the second step transaction is completed, the announcement and prospect of the successful completion of the second step transaction could cause disruptions in the businesses of the Company and/or Alliance Boots, which could have material adverse effects on our business and financial results.

Whether or not the second step transaction is completed, the announcement and prospect of the successful completion of the second step transaction could cause disruptions in the businesses of the Company and/or Alliance Boots.  For example, some current and prospective employees may experience uncertainty about their future roles within the combined company, which may adversely affect the Company's and Alliance Boots' abilities to retain or recruit key managers and other employees.  If the Company and Alliance Boots fail to manage these risks effectively, our business and financial results could be materially adversely affected.

If there are significant, unforeseen difficulties in integrating the business operations of Alliance Boots, they could adversely affect our business, financial condition and results of operations, and the price of our common stock.

If the second step transaction is completed, we intend, to the extent possible, to further integrate the operations of Alliance Boots.  Our goal in integrating these operations is to increase revenues through enhanced growth opportunities and achieve cost savings by taking advantage of the anticipated synergies of consolidation.

However, we may encounter difficulties further integrating Alliance Boots' operations with ours, resulting in a delay or the failure to achieve the anticipated synergies, including expected increases in earnings and cost savings.  If such difficulties are significant, they could have a material adverse impact on our business, financial condition and results of operations and the price of our common stock.

We may incur higher than expected integration, transaction and acquisition-related costs.

We expect to incur a significant amount of non-recurring costs associated with the Transactions, including legal, accounting, financial and tax advisory and other transaction fees and costs.  Some of these costs are payable regardless of whether the second step transaction and/or the Reorganization are completed and such costs may be material and/or higher than expected.

The second step transaction will increase our exposure to certain joint ventures and investments of Alliance Boots over which we would not have sole control. Some of these companies may operate in sectors that differ from our or Alliance Boots' current operations and have different risks.

The completion of the second step transaction will increase our and our shareholders' effective interest in certain joint ventures and other investments of Alliance Boots over which Alliance Boots does not exercise control.  Investments in these businesses, among other risks, subject us to the operating and financial risks of these businesses and to the risk that we do not have sole control over the operations of these businesses.  Investments in entities over which we (including through Alliance Boots) do not have sole control, including joint ventures and strategic alliances, present additional risks such as having differing objectives from our partners or the entities in which we or Alliance Boots are invested, or becoming involved in disputes, or competing with those persons.  In addition, we rely on the internal controls and financial reporting controls of these entities and their failure to maintain effectiveness or comply with applicable standards may adversely affect us.  In addition, Alliance Boots owns a 49% interest in Alliance Healthcare Italia S.p.a., a pharmaceutical wholesaling, distribution and retail pharmacy business operating primarily in Italy, over which AB Acquisitions is, and, following the completion of the second step transaction, will remain, the controlling 51% shareholder.

The second step transaction, if consummated, would reduce the percentage ownership interests of our current shareholders and the principal shareholders of AB Acquisitions may have significant voting influence over matters requiring shareholder approval.

Upon completion of the second step transaction, existing Walgreens shareholders will own a smaller percentage of Walgreens Boots Alliance (or Walgreens) common stock than they currently own.  In addition, while, as of the date of this report, we have no present intention or plans to do so, it is also possible that we will decide to issue common stock, or securities convertible into common stock, in a public or private offering to finance the second step transaction.

In connection with the closing of the first step transaction on August 2, 2012, we issued approximately 83.4 million shares of our common stock to Alliance Boots shareholders and entered into the Company Shareholders Agreement.  These shares represented approximately 8.8% of our outstanding shares as of August 31, 2014 (approximately 7.6% of the pro forma total outstanding shares of Walgreens Boots Alliance, assuming completion of the Transactions as of that date and giving effect to the share issuance in the second step transaction), the substantial majority of which are held by the SP Investors (approximately 7.7% of our outstanding shares as of August 31, 2014 or approximately 6.7% of the pro forma total outstanding shares of Walgreens Boots Alliance, assuming completion  of the Transactions as of that date and giving effect to the share issuance in the second step transaction).  If the second step transaction is completed, we will acquire the remaining 55% interest in Alliance Boots for £3.133 billion (equivalent to approximately $5.2 billion based on exchange rates as of August 31, 2014) in cash, payable in British pounds sterling, and 144.3 million shares of Walgreens common stock, subject to certain potential adjustments, representing approximately 13.2% of the estimated pro forma total outstanding shares of Walgreens Boots Alliance as of August 31, 2014, assuming completion of the Transactions as of that date and giving effect to the share issuance in the second step transaction.  It is expected that, following the closing of the second step transaction, AB Acquisitions would distribute the cash and shares received by it in connection with the transaction to the SP Investors, the KKR Investors and the other investors in AB Acquisitions (Other Investors), subject to the timing considerations noted below.  Accordingly, while the final allocation between cash and shares to be received by each of the SP Investors, the KKR Investors and the Other Investors has not yet been determined, the beneficial ownership of each of the SP Investors, KKR Investors and the Other Investors is expected to significantly increase following completion of the second step transaction.  AB Acquisitions may not distribute any of the shares of Walgreens Boots Alliance (or Walgreens, as applicable) common stock it will receive on completion of the second step transaction to its investors until the date that is nine months after the completion of the second step transaction and, unless the SP Investors and the KKR Investors have elected to put certain guarantees in place, may not distribute more than 10% of such shares until the date that is twelve months after the completion of the second step transaction.

For so long as the SP Investors and the KKR Investors continue to meet certain beneficial ownership thresholds and subject to certain other conditions, the SP Investors and the KKR Investors, respectively, will each be entitled to designate one nominee to our Board of Directors for inclusion in the Company's slate of directors (the SP Investor Designee and the KKR Investor Designee, respectively). Mr. Pessina currently serves as the SP Investor Designee and Mr. Dominic Murphy currently serves as the KKR Investor Designee.  Under the Company Shareholders Agreement, the SP Investors and the KKR Investors have agreed to, for so long as the SP Investors have the right to designate the SP Investor Designee (or Mr. Pessina continues to serve as Executive Chairperson or Chief Executive Officer of Alliance Boots) and for so long as the KKR Investors have the right to designate the KKR Investor Designee, respectively, vote all of their shares of common stock in accordance with our Board of Directors' recommendation on matters submitted to a vote of the Company's shareholders (including with respect to the election of directors).  Whether or not subject to these voting provisions, the SP Investors' and/or the KKR Investors' significant interest in our common stock could be determinative in matters submitted to a vote by our shareholders.

The influence of the SP Investors and/or the KKR Investors could result in Walgreens Boots Alliance (or Walgreens, as applicable) taking actions that some other shareholders do not support or failing to take actions that some other shareholders support.

Shares issued to significant Alliance Boots shareholders will become available for future sale after the lapse of contractual transfer restrictions.

We issued approximately 83.4 million shares of our common stock to Alliance Boots shareholders in connection with the first step transaction and, if the second step transaction is completed, we will issue an additional 144.3 million shares of common stock, subject to certain potential adjustments, as partial consideration in that transaction.  It is expected that, following the closing of the second step transaction, AB Acquisitions would distribute the cash and shares received by it in connection with the transaction to the SP Investors, the KKR Investors and the Other Investors, subject to the timing considerations described in the preceding risk factor.  Pursuant to the Company Shareholders Agreement, certain significant Alliance Boots shareholders, including the SP Investors and the KKR Investors, are subject to various contractual restrictions that generally prohibit them from transferring their shares for specified time periods.  With respect to the shares issued in the first step transaction in August 2012, and subject to certain permitted exceptions, (i) the SP Investors cannot transfer their shares until the first to occur of the closing of the second step transaction or Mr. Pessina's earlier death or permanent disability, and (ii) the KKR Investors cannot transfer their shares until the closing of the second step transaction.  If the second step transaction is completed, with respect to the Walgreens Boots Alliance (or Walgreens, as applicable) shares issued in the second step transaction, all Alliance Boots holders receiving such shares (including the SP Investors and the KKR Investors) will be subject to certain restrictions on transfer under the Company Shareholders Agreement until the date nine months after the closing of the second step transaction.  We also granted, pursuant to the Company Shareholders Agreement, certain Alliance Boots shareholders, including the SP Investors and the KKR Investors, the right to cause us, in certain instances, at our expense, to file registration statements under the Securities Act of 1933, as amended (the Securities Act), covering resales of our common stock held by them or to "piggyback" on a registration statement in certain circumstances.  These shares also may be sold pursuant to Rule 144 under the Securities Act, depending on their holding period and subject to restrictions in the case of shares held by persons deemed to be our affiliates.  The sale, or possibility of the sale, of a substantial number of shares of our common stock into the market could cause the market price of our common stock to decline.

The amount and mix of consideration required to be paid by us to the Sellers in connection with the second step transaction is subject to adjustment in certain circumstances.

If the second step transaction is completed, we will acquire the remaining 55% interest in Alliance Boots for £3.133 billion (equivalent to approximately $5.2 billion based on exchange rates as of August 31, 2014) in cash, payable in British pounds sterling, and 144.3 million shares of Walgreens common stock, subject to the volume weighted average price of Walgreens common stock not being below $31.18 per share during a period shortly before the closing of the second step transaction.  However, if the volume weighted average price per share is below that level, the difference in value would be made up by a cash payment or the issuance of additional shares of common stock at the Company's election.  In addition, in certain circumstances following a change of control of the Company (as defined in the Purchase and Option Agreement) prior to the closing of the second step transaction, AB Acquisitions has the right to cause us to pay 100% of the second step transaction consideration in cash.  These provisions could potentially make the second step transaction significantly more costly or inadvisable by increasing the amount of cash and/or stock consideration we are required to pay.  If the amount of cash we pay increases, the amount of indebtedness we incur also may increase, and if the amount of stock we are required to deliver increases, the percentage ownership interests of our existing shareholders would further decrease.

We expect to incur significant additional debt in connection with the second step transaction.

As of March 31, 2014, Alliance Boots had approximately £5.7 billion (equivalent to approximately $9.5 billion based on exchange rates as of March 31, 2014) of outstanding indebtedness, including short-term borrowings.  In connection with the consummation of the second step transaction, we are likely to incur significant additional debt in connection with the financing thereof and the assumption and/or refinancing of all or substantially all of the Alliance Boots debt then outstanding.  As described above under the heading "We have significant outstanding debt; our debt will increase if we incur additional debt in the future and do not retire existing debt," we have outstanding debt and other financial obligations and significant unused borrowing capacity that subjects us to certain risks and the incurrence of additional debt in connection with the consummation of the second step transaction would cause these risks to increase.  We currently expect to finance the cash consideration and/or the refinancing of all or substantially all of the indebtedness of Alliance Boots and its subsidiaries in connection with the second step transaction with a combination of the issuance of new debt and available cash.  Our obligation to complete the second step transaction is not subject to the receipt of financing.  If we are unable to find financing sources on acceptable terms, or at all, we may experience a material adverse effect on our business, results of operation and financial condition.

The amount of goodwill and other intangible assets we have recorded as a result of acquisitions is expected to substantially increase upon completion of the Transactions.   In the future, our goodwill or other intangible assets may become impaired, which could result in material non-cash charges to our results of operations.

As of August 31, 2014, we had $3.5 billion of goodwill and other intangible assets.  The underlying net assets of the Company's equity method investment in Alliance Boots include goodwill and indefinite-lived intangible assets.  The Company utilizes a three-month lag in reporting its share of equity income in Alliance Boots.  As of March 31, 2014, its most recent fiscal year end, Alliance Boots had £9.9 billion (equivalent to approximately $16.5 billion based on exchange rates as of March 31, 2014) of goodwill and other intangible assets on its Group statement of financial position (prepared in accordance with IFRS), which represented approximately 57% of its total assets.  Walgreens Boots Alliance will account for the Transactions, if completed, using the purchase method of accounting in accordance with U.S. GAAP, with the purchase price paid allocated to recognize the acquired assets and liabilities at their fair value and Walgreens being treated as the accounting acquiror.  While the fair values and associated purchase price allocation will be determined following completion of the Transactions, we anticipate that our goodwill and other intangible assets will increase substantially following completion of the Transactions.

At least annually, or whenever events or changes in circumstances indicate a potential impairment in the carrying value as defined by generally accepted accounting principles in the United States, we will evaluate this goodwill and other intangible assets for impairment by first assessing qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of the reporting unit is less than the carrying amount.  Estimated fair values could change if, for example, there are changes in the business climate, unanticipated changes in the competitive environment, adverse legal or regulatory actions or developments, changes in capital structure, cost of debt, interest rates, capital expenditure levels, operating cash flows, or market capitalization.  Because of the significance of our goodwill and intangible assets, any future impairment of these assets could require material non-cash charges to our results of operations and have a material adverse effect on our financial results.

We share certain directors with Alliance Boots and certain of our officers serve on the Alliance Boots Board of Directors, which may give rise to conflicts of interest.

In connection with our initial 45% investment in Alliance Boots on August 2, 2012, we obtained the right to appoint four designees to serve on the Alliance Boots Board of Directors.  As of the date of this report, Gregory D. Wasson, President and Chief Executive Officer and a director of Walgreens, Thomas J. Sabatino, Jr., Executive Vice President, General Counsel, Chief Administrative Officer and Corporate Secretary, and Robert Zimmerman, retired Senior Vice President, International and International Chief Administration Officer and currently a consultant to Walgreens, serve as Walgreens' representatives on the Alliance Boots Board of Directors. In addition, Mr. Pessina, Executive Chairman of Alliance Boots, and Mr. Dominic Murphy, an Alliance Boots director and an executive of KKR and certain of its affiliates, joined our Board of Directors. Mr. Pessina and his affiliates and KKR and its affiliates jointly control AB Acquisitions, which holds the remaining 55% of Alliance Boots.  These persons may have actual or apparent conflicts of interest with respect to matters involving or affecting each company.  For example, while our contractual arrangements with Alliance Boots place restrictions on the parties' conduct in various potential conflict situations and related party transactions are subject to review and approval by independent directors in accordance with our related party transaction approval procedures, the potential for a conflict of interest exists when we on one hand, and Alliance Boots on the other hand, consider acquisitions and other corporate opportunities that may be suitable to Alliance Boots and us.  Conflicts may also arise if there are issues or disputes under the commercial arrangements that exist between Alliance Boots and us.  Similar issues may arise in connection with other investments we make.  For example, we and Alliance Boots have the right, but not the obligation, to invest in AmerisourceBergen common stock and to designate up to two members of the AmerisourceBergen board of directors in certain circumstances if we achieve specified ownership thresholds.  In May 2014, Walgreens achieved a five percent beneficial ownership threshold and Gregory D. Wasson was designated as a board member of AmerisourceBergen.

Risks Related to the Reorganization

The following risks relate to the Reorganization.  The Reorganization is conditioned upon, and will not be completed unless, the second step transaction and related share issuance are completed immediately following the completion of the Reorganization.

The value of the shares of Walgreens Boots Alliance common stock that existing Walgreens shareholders will receive upon the completion of the Reorganization may be less than the value of their shares of Walgreens common stock as of the date of the Special Meeting or the closing of the Reorganization.

The exchange ratio of Walgreens common stock for Walgreens Boots Alliance common stock in the Reorganization is fixed at one-to-one and will not be adjusted in the event of any change in the stock price of Walgreens or the value of Alliance Boots before the closing of the Reorganization.  The relative price of shares of Walgreens common stock and the value of Alliance Boots may vary significantly between the date of the Special Meeting and the date of the completion of the Transactions.  These variations may be caused by, among other things, changes in the businesses, operations and results of Walgreens and Alliance Boots, market expectations of the likelihood that the Transactions will be completed and the timing of completion, the prospects of post-Transactions operations and synergies, the effect of any conditions or restrictions imposed on or proposed with respect to Walgreens Boots Alliance by regulatory agencies and authorities, general market and economic conditions and other factors.  In addition, it is impossible to predict accurately the market price of Walgreens Boots Alliance common stock to be received by Walgreens shareholders after the completion of the Reorganization.  Accordingly, the price of Walgreens common stock on the date of the Special Meeting may not be indicative of its price immediately before the completion of the Reorganization and the price of Walgreens Boots Alliance common stock after the Reorganization is completed.

The rights of a shareholder of Walgreens Boots Alliance, a Delaware corporation, will vary in some respects from the current rights of a shareholder of Walgreens, an Illinois corporation.

After the completion of the Reorganization, existing Walgreens shareholders will become shareholders of Walgreens Boots Alliance, a public company incorporated in Delaware, instead of Walgreens, a public company incorporated in Illinois.  As a result, rights as a shareholder of Walgreens Boots Alliance will be governed by Delaware corporate law and the Walgreens Boots Alliance certificate of incorporation and bylaws as opposed to Illinois corporate law and the Walgreens articles of incorporation and bylaws.  Although many of the differences arising from this change will not have a significant impact on the rights of shareholders, the rights may vary in some respects.

The certificate of incorporation and bylaws of Walgreens Boots Alliance, Delaware law and/or the Company Shareholders Agreement may impede the ability of Walgreens Boots Alliance shareholders to make changes to the Walgreens Boots Alliance Board of Directors or impede a takeover, which could deprive the shareholders of the opportunity to receive a premium for their shares.

Although these provisions generally currently also exist with respect to the Company under its governing documents and the Illinois Business Corporation Act, several provisions of the certificate of incorporation and bylaws of Walgreens Boots Alliance and the Delaware General Corporation Law could make it difficult for shareholders to change the composition of the Walgreens Boots Alliance Board of Directors.  In addition, the same and other provisions may discourage, delay or prevent a merger, consolidation or acquisition that shareholders may consider favorable.  See also the risk factor above "The second step transaction, if consummated, would reduce the percentage ownership interests of our current shareholders and the principal shareholders of AB Acquisitions may have significant voting influence over matters requiring shareholder approval."  Under the Company Shareholders Agreement, the SP Investors and the KKR Investors have agreed to, for so long as the SP Investors have the right to designate the SP Investor Designee (or Mr. Pessina continues to serve as Executive Chairperson or Chief Executive Officer of Alliance Boots) and for so long as the KKR Investors have the right to designate the KKR Investor Designee, respectively, vote all of their shares of common stock in accordance with the Walgreens Boots Alliance Board of Directors' recommendation on matters submitted to a vote of its shareholders (including with respect to the election of directors).  These provisions are not intended, however, to make Walgreens Boots Alliance immune from takeovers and instead are intended to protect Walgreens Boots Alliance shareholders from coercive or otherwise unfair takeover tactics by requiring potential acquirors to negotiate with them and by providing the Walgreens Boots Alliance Board of Directors with more time to assess any potential acquisition proposal.

As a holding company, Walgreens Boots Alliance will be totally dependent on dividends from its operating subsidiaries to pay dividends and other obligations.

After the completion of the Reorganization, Walgreens Boots Alliance will be a holding company with no business operations of its own.  Its only significant asset will be the outstanding capital stock of its subsidiaries.  As a result, it will rely on payments from its subsidiaries, including Walgreens and Alliance Boots, to meet its obligations.  Additionally, Walgreens Boots Alliance's subsidiaries may be restricted in their ability to pay cash dividends or to make other distributions to Walgreens Boots Alliance, which may limit the payment of cash dividends or other distributions to the holders of Walgreens Boots Alliance common stock. Credit facilities and other debt obligations of Walgreens Boots Alliance, as well as statutory provisions, may further limit the ability of Walgreens Boots Alliance and its subsidiaries to pay dividends.

We may not obtain the expected benefits of our reorganization into a holding company structure.

We believe our reorganization into a holding company structure will provide us with benefits in the future.  These expected benefits may not be obtained if market conditions or other circumstances prevent us from taking advantage of the strategic, business and other potential flexibility that we expect it will afford us. As a result, we may incur the costs of the holding company structure without realizing the possible benefits.  In addition, the holding company structure may not be successful in insulating the liabilities of our subsidiaries from each other or from Walgreens Boots Alliance.  We or our future subsidiaries may be liable for the liabilities of one another, particularly if we do not observe corporate formalities or adequately capitalize ourselves or our future subsidiaries.

Walgreens Boots Alliance has no operating or financial history, and results of operations may differ significantly from the unaudited pro forma financial information included in Walgreens' other filings with the Securities and Exchange Commission.

Walgreens Boots Alliance has only recently been incorporated and has no operating history and no revenues.  The unaudited pro forma financial information contained in the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 16, 2014 is presented for illustrative purposes only, is based on certain assumptions and judgments, contains preliminary estimates, addresses a hypothetical situation and covers only the periods presented.  The assumptions used in preparing the unaudited pro forma financial information may not prove to be fully accurate, and other factors may affect Walgreens Boots Alliance's financial condition or results of operations following the Transactions.  Therefore, the pro forma financial information does not necessarily indicate with accuracy the results of operations or the combined financial position that would have resulted had the Transactions been completed on the dates indicated, and it is not necessarily indicative with accuracy of the results of operations in future periods or the future financial position of Walgreens Boots Alliance.  Accordingly, Walgreens Boots Alliance's results of operations and financial condition may differ significantly from those indicated by the unaudited pro forma financial information.

There has been no prior public market for shares of Walgreens Boots Alliance common stock, and the market price of the shares may be volatile.

The market price of shares of Walgreens Boots Alliance common stock may be volatile. Broad general economic, political, market and industry factors may adversely affect the market price of the shares, regardless of Walgreens Boots Alliance's actual operating performance. In addition to the other risk factors identified in this Item 1A, factors that could cause fluctuations in the price of the shares include:

·	actual or anticipated variations in quarterly operating results and the results of competitors;
·	changes in financial estimates by Walgreens Boots Alliance or by any securities analysts that might cover Walgreens Boots Alliance;
·	conditions or trends in the industry, including regulatory changes or changes in the securities marketplace;
·	announcements by Walgreens Boots Alliance or its competitors of significant acquisitions, strategic partnerships or divestitures;
·	announcements of investigations or regulatory scrutiny of Walgreens Boots Alliance's operations or lawsuits filed against it;
·	additions or departures of key personnel; and
·	issuances or sales of Walgreens Boots Alliance common stock, including sales of shares by its directors and officers or its key investors, including the SP Investors and/or the KKR Investors.

Item 1B.  Unresolved Staff Comments

There are no unresolved written comments that were received from the SEC Staff 180 days or more before the end of our fiscal year relating to our periodic or current reports under the Securities Exchange Act of 1934.

Item 2.  Properties

The Company's locations, including drugstores, infusion and respiratory service facilities, specialty pharmacies and mail service facilities at August 31, 2014 and 2013 are listed below.

	2014	2013		2014	2013		2014	2013
Alabama	115	113	Louisiana	154	152	Oklahoma	117	121
Alaska	8	7	Maine	15	15	Oregon	77	80
Arizona	250	258	Maryland	89	80	Pennsylvania	131	138
Arkansas	83	78	Massachusetts	168	185	Rhode Island	26	29
California	646	663	Michigan	232	232	South Carolina	110	119
Colorado	160	172	Minnesota	154	164	South Dakota	14	14
Connecticut	95	125	Mississippi	78	79	Tennessee	254	271
Delaware	65	66	Missouri	219	221	Texas	712	729
District of Columbia	6	5	Montana	14	14	Utah	48	45
Florida	861	881	Nebraska	60	62	Vermont	3	4
Georgia	204	208	Nevada	84	92	Virginia	141	149
Hawaii	19	17	New Hampshire	32	36	Washington	139	140
Idaho	40	42	New Jersey	191	215	West Virginia	17	23
Illinois	610	620	New Mexico	69	68	Wisconsin	228	234
Indiana	201	218	New York	486	527	Wyoming	11	11
Iowa	70	72	North Carolina	263	221	Guam	0	1
Kansas	70	72	North Dakota	1	1	Puerto Rico	120	118
Kentucky	98	103	Ohio	250	272	U.S. Virgin Islands	1	0
						TOTAL	8,309	8,582

The Company owned approximately 20% of its retail drugstore locations and leased the remaining locations at August 31, 2014.  The leases are for various terms and periods.  See Note 3 to the Company's Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.  Net retail selling space remained consistent at 89 million square feet at August 31, 2014 and 2013.  Approximately 20% of Company stores have been opened or remodeled during the past five years, including our "Well Experience" store format in over 700 locations, including a market-wide transformation in the Indianapolis area and new flagship stores in select markets including Boston, Chicago, Los Angeles, New York City, San Francisco, Washington, D.C., Las Vegas and Puerto Rico.

As of August 31, 2014:
·
The Company's retail store operations were supported by 19 major distribution centers with a total of approximately 11 million square feet of space, of which 13 locations are owned.  The remaining space is leased.  All distribution centers are served by modern systems for order processing control and rapid merchandise delivery to stores.  In addition, the Company uses public warehouses and third party wholesalers to handle certain distribution needs.  As of August 31, 2014, AmerisourceBergen distributed substantially all of the Company's branded and generic pharmaceutical products.

·
The Company operated 34 principal office facilities containing approximately three million square feet, of which 13 locations were owned.  The Company operated two mail service facilities containing approximately 237 thousand square feet, one of which was owned.

·	The Company owned 16 strip shopping malls containing approximately 500 thousand square feet.
The foregoing does not include properties of unconsolidated partially owned entities, such as Alliance Boots, of which we own 45% of the outstanding share capital as of the date of this report (see "Overview of Alliance Boots" in Item 1 above). As a result, the foregoing location information at August 31, 2014 also does not include properties of the Take Care Employer business in which we sold a majority interest in June 2014.

Item 3.  Legal Proceedings

The information in response to this item is included in Note 12 to our Consolidated Financial Statements included below in Part II, Item 8 of this Form 10-K.

Item 4.   Mine Safety Disclosures

Not applicable.

Executive Officers of the Registrant

The following table sets forth, for each person currently serving as an executive officer of Walgreens, the name, age (as of October 15, 2014) and office(s) held by such person.

Name	Age	Office(s) Held
Gregory D. Wasson	55	President and Chief Executive Officer
Timothy R. McLevish	59	Executive Vice President and Chief Financial Officer
Kermit R. Crawford	55	Executive Vice President, Pharmacy, Health and Wellness(1)
Mark A. Wagner	53	President, Business Operations
Alexander W. Gourlay	54	Executive Vice President, President of Customer Experience and Daily Living and President Elect of Walgreen Co.
Thomas J. Sabatino, Jr.	55	Executive Vice President, General Counsel and Corporate Secretary and Chief Administrative Officer
Richard Ashworth	39	President, Retail and Pharmacy Operations
Jeffrey Berkowitz	48	Co-President, Walgreens Boots Alliance Development GmbH
Sona Chawla	47	President of Digital and Chief Marketing Officer
Bradley M. Fluegel	53	Senior Vice President and Chief Strategy and Business Development Officer
Mia M. Scholz	48	Senior Vice President, Corporate Financial Operations
Timothy J. Theriault	54	Senior Vice President and Chief Information, Innovation and Improvement Officer
Kathleen Wilson-Thompson	57	Senior Vice President and Chief Human Resources Officer
Theodore J. Heidloff	38	Divisional Vice President, Accounting and Controller

(1)	Effective December 31, 2014, Mr. Crawford will be retiring from the Company.

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

Mr. Wasson has served as President and Chief Executive Officer and a director of Walgreens since February 2009.   From May 2007 to February 2009, he served as President and Chief Operating Officer.  Mr. Wasson has served as a director of Verizon Communications Inc., a provider of communications, information and entertainment products and services, since March 2013, of Alliance Boots GmbH since August 2012, and of AmerisourceBergen Corporation, a pharmaceutical sourcing and distribution services company, since May 2014.

Mr. McLevish has served as Executive Vice President and Chief Financial Officer since August 2014. Previously, he served as Executive Vice President and Chief Financial Officer of Kraft Foods Group, Inc. from October 2012 to December 2013, and continued as Executive Vice President until April 2014. Prior to that, he served as Executive Vice President of Kraft Foods, Inc. from March 2011 until October 2012 and from October 2007 to March 2011 he served as Executive Vice President and Chief Financial Officer of Kraft Foods, Inc.  Prior to that, he served as Senior Vice President and Chief Financial Officer of Ingersoll-Rand Company Limited from 2002 to 2007. He has served as a director of Kennametal, Inc. since 2004 and of URS Corporation since 2012.

Mr. Crawford has served as Executive Vice President, Pharmacy, Health and Wellness since September 2014 and served as President, Pharmacy, Health and Wellness from September 2010 to September 2014.  He previously served as Executive Vice President of Pharmacy Services from January 2010 to September 2010 and as Senior Vice President of Pharmacy Services from October 2007 to January 2010.  He has served as a director of The Allstate Corporation, an insurance holding company, since January 2013.  Mr. Crawford is retiring from the Company effective December 31, 2014.

Mr. Wagner has served as President, Business Operations since September 2014 and served as President, Operations and Community Management from September 2010 to September 2014.  He served as an Executive Vice President of Store Operations from March 2006 to September 2010.

Mr. Gourlay has served as Executive Vice President, President of Customer Experience and Daily Living since October 2013 and President Elect of Walgreen Co. since September 2014.  Mr. Gourlay is an employee of Alliance Boots and is seconded to Walgreens pursuant to an agreement between Alliance Boots and Walgreens.  He served as Chief Executive of the Health & Beauty Division, Alliance Boots, from January 2009 to September 2013, and previously was Managing Director of Boots U.K. and a member of the Alliance Boots Group operating committee following the acquisition of Alliance Boots plc by AB Acquisitions Ltd in 2007.  He served as a director of Alliance Boots GmbH from January 2009 to September 2013.

Mr. Sabatino has served as Executive Vice President, General Counsel and Corporate Secretary since September 2011 and as Chief Administrative Officer since April 2014.   Previously, he served as Executive Vice President and General Counsel of UAL Corporation and United Air Lines, Inc. from March 2010 to December 2010 and as Executive Vice President and General Counsel of Schering-Plough Corporation from April 2004 to November 2009.  He has served as a director of Alliance Boots GmbH since August 2012.

Mr. Ashworth has served as President of Retail and Pharmacy Operations since September 2014.  He previously served as Director of Healthcare, Health & Beauty UK and Republic of Ireland of Alliance Boots GmbH from January 2014 to September 2014. Prior to that, he served as Corporate Operations Vice President of Walgreens from July 2011 to December 2013 and Vice President of Pharmacy Operations from September 2010 to September 2011. From March 2009 to November 2010, he served as Market Vice President of Walgreens and from March 2007 to March 2009, he served as Executive Vice President, PBM Services of Walgreens Health Initiatives, a former subsidiary of Walgreens.

Mr. Berkowitz has served as Co-President, Walgreens Boots Alliance Development GmbH based in Bern, Switzerland since January 2013.  Previously, he served as Senior Vice President, Pharmaceutical Development and Market Access of Walgreens from September 2010 to January 2013.  Prior to joining Walgreens, Mr. Berkowitz served as senior vice president of global market access for Merck & Company, Inc. from November 2009 to September 2010.  From 2002 to 2009, Mr. Berkowitz held a variety of positions with increasing responsibility in market access, sales and marketing with Schering-Plough Corporation prior to its acquisition by Merck in 2009.  He has served as a director of Infinity Pharmaceuticals, Inc., a biopharmaceutical company, since March 2014.

Ms. Chawla has served as President of Digital and Chief Marketing Officer since January 2014.  She served as President, E-Commerce from January 2011 to January 2014, and as Senior Vice President, E-Commerce from July 2008 to January 2011.  She has served as a director of Express, Inc., a specialty apparel and accessory retailer, since August 2012.

Mr. Fluegel has served as Senior Vice President, Chief Strategy and Business Development Officer since September 2014 and served as Senior Vice President and Chief Strategy Officer from October 2012 to September 2014.  He served as Executive in Residence at Health Evolution Partners from April 2011 to September 2012 and as Executive Vice President and Chief Strategy and External Affairs Officer of Wellpoint, Inc. from September 2007 to December 2010.  He has served as a director of Performant Financial Corporation, a provider of technology-enabled recovery and related analytics services, since February 2014.

Ms. Scholz has served as Senior Vice President - Corporate Financial Operations since October 2012.   She has served as Senior Vice President of Accounting since January 2011 and served as Vice President Accounting from October 2007 to January 2011.  She served as Controller and Chief Accounting Officer from January 2004 to January 2013.

Mr. Theriault has served as Senior Vice President and Chief Information, Innovation and Improvement Officer since October 2012.  He served as Senior Vice President and Chief Information Officer from October 2009 to October 2012.  Previously, he served as President, Corporate and Institutional Services of Northern Trust Corporation from January 2006 to October 2009.

Ms. Wilson-Thompson has served as Senior Vice President and Chief Human Resources Officer since January 2010.  Previously, she served as Senior Vice President, Global Human Resources of Kellogg Company from July 2005 to December 2009.  She has served as a director of Vulcan Materials Company, a producer of construction aggregates, since 2009.

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

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company's common stock is listed on the New York Stock Exchange, Chicago Stock Exchange and The Nasdaq Stock Market LLC under the symbol WAG.  As of August 31, 2014, there were approximately 73,730 holders of record of Company common stock.

The following table sets forth the sales price ranges of the Company's common stock by quarter during the fiscal years ended August 31, 2014 and August 31, 2013 as reported by the Consolidated Transaction Reporting System.

		Quarter Ended
		November	February	May	August	Fiscal Year
Fiscal 2014	High	$60.93	$69.84	$71.97	$76.39	$76.39
	Low	48.18	54.86	62.80	57.75	48.18
Fiscal 2013	High	$36.95	$41.95	$50.77	$51.26	$51.26
	Low	32.16	34.27	39.96	44.12	32.16

The Company's cash dividends per common share declared during the two fiscal years ended August 31 are as follows:

Quarter Ended	2014	2013
November	$.3150	$.275
February	.3150	.275
May	.3150	.275
August	.3375	.315
Fiscal Year	$1.2825	$1.14

The Company has paid cash dividends every quarter since 1933.  Future dividends will be determined based on the Company's earnings, capital requirements, financial condition and other factors considered relevant by the Board of Directors.

The following table provides information about purchases by the Company during the quarter ended August 31, 2014 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act.  Subject to applicable law, share purchases may be made in open market transactions, privately negotiated transactions, or pursuant to instruments and plans complying with Rule 10b5-1, among other types of transactions and arrangements.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Programs (2)
6/01/2014 - 6/30/2014	-	$-	-
7/01/2014 - 7/31/2014	-	-	-
8/01/2014 - 8/31/2014	8,106,551	61.73	-
Total	8,106,551	$61.73	-

(1)	The Company purchased 8,106,551 shares of its common stock in open-market transactions to satisfy the requirements of the Company's Omnibus Incentive Plan and employee stock purchase plan.
(2)
On August 5, 2014, the Board of Directors approved a share repurchase program (2014 repurchase program) that authorized the purchase of up to $3.0 billion of the Company's common stock prior to its expiration on August 31, 2016.  On July 13, 2011, the Board of Directors approved a share repurchase program (2012 repurchase program) that authorized the repurchase of up to $2.0 billion of the Company's common stock prior to its expiration on December 31, 2015.  The 2012 repurchase program, which had remaining authorized purchases of $425 million, was replaced in its entirety by the 2014 repurchase program.  The total remaining authorization under the 2014 repurchase program was $3.0 billion as of August 31, 2014.

Item 6.  Selected Financial Data

Five-Year Summary of Selected Consolidated Financial Data
Walgreen Co. and Subsidiaries
(Dollars in Millions, except per share and location amounts)

Fiscal Year	2014	2013(1)	2012(1)	2011	2010(4)
Net sales	$76,392	$72,217	$71,633	$72,184	$67,420
Cost of sales	54,823	51,098	51,291	51,692	48,444
Gross Profit	21,569	21,119	20,342	20,492	18,976
Selling, general and administrative expenses	17,992	17,543	16,878	16,561	15,518
Gain on sale of business (2)	-	20	-	434	-
Equity earnings in Alliance Boots (1)	617	344	-	-	-
Operating Income	4,194	3,940	3,464	4,365	3,458
Interest expense, net	(156)	(165)	(88)	(71)	(85)
Other (expense)/income (3)	(481)	120	-	-	-
Earnings Before Income Tax Provision	3,557	3,895	3,376	4,294	3,373
Income tax provision	1,526	1,445	1,249	1,580	1,282
Net earnings attributable to noncontrolling interests	99	-	-	-	-
Net Earnings attributable to Walgreen Co.	$1,932	$2,450	$2,127	$2,714	$2,091
Per Common Share
Net earnings
Basic	$2.03	$2.59	$2.43	$2.97	$2.13
Diluted	2.00	2.56	2.42	2.94	2.12
Dividends declared	1.28	1.14	.95	.75	.59
Book value	21.52	20.55	19.32	16.69	15.34
Non-Current Liabilities
Long-term debt	$3,736	$4,477	$4,073	$2,396	$2,389
Deferred income taxes	1,048	600	545	343	318
Other non-current liabilities	2,942	2,067	1,886	1,785	1,735
Assets and Equity
Total Assets	$37,182	$35,481	$33,462	$27,454	$26,275
Walgreen Co. Shareholders' Equity	20,457	19,454	18,236	14,847	14,400
Noncontrolling interests	104	-	-	-	-
Shareholders' Equity	20,561	19,454	18,236	14,847	14,400
Return on average shareholders' equity	9.7%	13.0%	12.9%	18.6%	14.5%
Locations
Year-end (5)	8,309	8,582	8,385	8,210	8,046

(1)
On August 2, 2012, the Company completed the acquisition of 45% of the issued and outstanding share capital of Alliance Boots GmbH (Alliance Boots) in exchange for cash and Company shares.  The Company accounts for this investment using the equity method of accounting on a three-month lag basis.  Because the closing of this investment occurred in August 2012, our financial statements for fiscal 2013 reflect 12 months of the dilutive effect of the incremental shares and interest expense associated with our Alliance Boots investment, but only 10 months (August 2012 through May 2013) of Alliance Boots results, reported as Equity earnings in Alliance Boots.

(2)
In fiscal 2011, the Company sold its pharmacy benefit management business, Walgreens Health Initiatives, Inc., to Catalyst Health Solutions, Inc. and recorded a pre-tax gain of $434 million.  In fiscal 2013, the Company recorded an additional pre-tax gain of $20 million relating to a client retention escrow.

(3)
In fiscal 2014, the Company recognized a non-cash loss of $866 million related to the amendment and exercise of the Alliance Boots call option to acquire the remaining 55% share capital of Alliance Boots.  In addition, the Company, Alliance Boots and AmerisourceBergen entered into a Framework Agreement, dated as of March 18, 2013, pursuant to which, among other things, the Company was issued warrants to purchase AmerisourceBergen common stock.  In fiscal 2014 and 2013, the Company recorded pre-tax income of $385 million and $120 million, respectively, from fair value adjustments of the warrants and the amortization of the deferred credit associated with the initial value of the warrants.

(4)	Includes results of Duane Reade operations since the April 9, 2010 acquisition date.
(5)
Locations include drugstores, infusion and respiratory services facilities, specialty pharmacies and mail service facilities.  Locations in 2010 through 2013 also included worksite health and wellness centers, which were part of the Take Care Employer business in which we sold a majority interest in fiscal 2014.  The foregoing does not include locations of unconsolidated partially owned entities, such as Alliance Boots, of which the Company owns 45% of the outstanding share capital as of the date of this report.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with the financial statements and the related notes included elsewhere herein.  This discussion contains forward-looking statements that involve risks and uncertainties.  Our actual results may differ materially from those discussed in forward-looking statements.  Factors that might cause a difference include, but are not limited to, those discussed under "Cautionary Note Regarding Forward-Looking Statements" below and in Item 1A (Risk Factors) of this Form 10-K.   References herein to "Walgreens," the "Company," "we," "us" or "our" refer to Walgreen Co. and its subsidiaries included in the consolidated financial statements and do not include unconsolidated partially owned entities, such as Alliance Boots GmbH, of which we own 45% of the outstanding share capital as of the date of this report, except as otherwise indicated or the context otherwise requires.

INTRODUCTION

Walgreens is principally a retail drugstore chain that sells prescription and non-prescription drugs and general merchandise.   General merchandise includes, among other things, convenience and fresh foods, household items, personal care, photofinishing and beauty care.  Prescription drugs represent the Company's largest product class, followed by general merchandise and non-prescription drugs.  In fiscal 2014, fiscal 2013 and fiscal 2012, prescription drugs represented 64%, 63% and 63% of total sales, respectively, general merchandise represented 26%, 27% and 25% of total sales, respectively, and non-prescription drugs represented 10%, 10% and 12% of total sales, respectively.  The Company offers customers the choice to have prescriptions filled at its retail pharmacies, as well as through the mail, and customers may also place orders by phone or online including through the Company's mobile application.

All Company sales during the last three fiscal years occurred within the United States, Puerto Rico, U.S. Virgin Islands and Guam.  There were no export sales.

At August 31, 2014, we operated 8,309 locations in 50 states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands.  Total locations do not include 437 Healthcare Clinics and 48 worksite pharmacies, which operate primarily within other Walgreens drugstores.  Total locations also do not include locations of unconsolidated partially owned entities such as Alliance Boots.

	Number of Locations
Location Type	2014	2013	2012
Drugstores	8,207	8,116	7,930
Worksite Health and Wellness Centers	-	371	366
Infusion and Respiratory Services Facilities	91	82	76
Specialty Pharmacies	9	11	11
Mail Service Facilities	2	2	2
Total	8,309	8,582	8,385

The drugstore industry remains highly competitive where we compete with other drugstore chains, independent drugstores and mail order prescription providers.  We also compete with various other retailers including grocery stores, convenience stores, mass merchants, online pharmacies, warehouse clubs and dollar stores.

Our sales, gross profit margin and gross profit dollars are impacted by, among other things, both the percentage of prescriptions that we fill that are generic and the rate at which new generic drugs are introduced to the market.  In general, generic versions of drugs generate lower total sales dollars per prescription, but higher gross profit margins and gross profit dollars, as compared with patent-protected brand name drugs.  The positive impact on gross profit margins and gross profit dollars typically has been significant in the first several months after a generic version of a drug is first allowed to compete with the branded version, which is generally referred to as a "generic conversion."  In any given year, the number of major brand name drugs that undergo a conversion from branded to generic status can increase or decrease, which can have a significant impact on our sales, gross profit margins and gross profit dollars.  Because any number of factors outside of our control or ability to foresee can affect timing for a generic conversion, we face substantial uncertainty in predicting when such conversions will occur and what effect they will have on particular future periods.  We also experienced a shift from historical patterns of deflation in generic drug costs to inflation in fiscal 2014.  During fiscal 2014, we experienced cost increases on a subset of generic drugs and in some cases these increases have been significant.  We expect this generic inflation to continue in fiscal 2015.

The long-term outlook for prescription utilization is strong due in part to the aging population, the increasing utilization of generic drugs, the continued development of innovative drugs that improve quality of life and control healthcare costs, and the expansion of healthcare insurance coverage under the Patient Protection and Affordable Care Act (the ACA).  The ACA seeks to reduce federal spending by altering the Medicaid reimbursement formula (AMP) for multi-source drugs, and when implemented, is expected to reduce Medicaid reimbursements.  State Medicaid programs are also expected to continue to seek reductions in reimbursements independent of AMP.  We continuously face reimbursement pressure from pharmacy benefit management (PBM) companies, health maintenance organizations, managed care organizations and other commercial third party payers; our agreements with these payers are regularly subject to expiration, termination or renegotiation.  In addition, plan changes with rate adjustments often occur in January and our reimbursement arrangements may provide for rate adjustments at prescribed intervals during their term.  In fiscal 2013, the high rate of introduction of new generic drugs moderated the impact of any associated rate adjustments.  We experienced lower reimbursements and a significantly lower rate of new generic introductions in fiscal 2014 as compared to the preceding fiscal year.

We anticipate new generic introductions to increase on a year over year basis in fiscal 2015.  The current environment of our pharmacy business also includes ongoing generic inflation, reimbursement pressure, and a shift in pharmacy mix toward 90-day at retail.  Our 90-day at retail offering is typically at a lower margin than comparable 30-day prescriptions, but provides us the opportunity to increase business with patients with chronic prescription needs while offering increased convenience, helping facilitate improved prescription adherence and resulting in a lower cost to fill the 90-day prescription.  In addition, because we decided to accept lower reimbursement rates in order to secure preferred relationships with Medicare Part D plans serving senior patients with significant pharmacy needs, our Medicare Part D reimbursement rates will decrease in calendar year 2015.  We expect that these factors will have an adverse impact on gross profit dollar growth in our pharmacy business in fiscal 2015.

On July 19, 2012, Walgreens and Express Scripts announced their entry into a new multi-year agreement pursuant to which Walgreens began participating in the broadest Express Scripts retail pharmacy provider network available to Express Scripts clients as of September 15, 2012.  From January 1, 2012, until September 14, 2012, however, Express Scripts' network did not include Walgreens pharmacies.  The positive impact of this agreement generally has been incremental over time since September 15, 2012.  Rejoining the Express Scripts retail pharmacy provider network has positively affected our net sales, net earnings and cash flows over time relative to the levels we otherwise would have achieved if we were not in the Express Scripts network and partially mitigated the adverse effects related to our non-participation in the Express Scripts retail pharmacy provider network during the period from January 1, 2012, through September 14, 2012.

Periodically, we make strategic acquisitions and investments that fit our long-term growth objectives.  Consideration is given to retail, health and well-being enterprises and other potential acquisitions and investments that provide unique opportunities and fit our business objectives.  In fiscal 2014, we acquired certain assets of Kerr Drug and its affiliates, which include 76 retail drugstore locations, as well as a specialty pharmacy business and a distribution center, all based in North Carolina.  In fiscal 2013, we acquired Stephen L. LaFrance Holdings, Inc. (USA Drug), which includes 141 drugstore locations operating under the USA Drug, Super D Drug, May's Drug, Med-X and Drug Warehouse names.  Additionally, we acquired an 80% interest in Cystic Fibrosis Foundation Pharmacy LLC.  This investment provides joint ownership in a specialty pharmacy for cystic fibrosis patients and their families in addition to providing new product launch support and call center services for drug manufacturers.

On August 2, 2012, we acquired a 45% equity interest in Alliance Boots GmbH, a leading international pharmacy-led health and beauty group, which we account for using the equity method of accounting.  As part of the initial 45% investment in Alliance Boots, we also acquired the right, but not the obligation, to elect to acquire the remaining 55% interest in Alliance Boots (the second step transaction), at any time during the period beginning February 2, 2015 and ending on August 2, 2015, in exchange for £3.133 billion in cash, payable in British pounds sterling, and 144,333,468 shares of Walgreens common stock, subject to certain specified potential adjustments (the call option).  On August 5, 2014, the Purchase and Option Agreement was amended to permit the exercise of the call option beginning on that date, and we, through an indirectly wholly-owned subsidiary to which we previously assigned our rights to the call option, exercised the call option on August 5, 2014.  Additional information regarding our investment in Alliance Boots and the pending second step transaction is available in our and Walgreens Boots Alliance's filings with the SEC, including our Form 8-K filed on May 15, 2014 that includes Alliance Boots' audited consolidated financial statements (prepared in accordance with International Financial Reporting Standards as issued by the International Accounting Standards Board (IFRS) and audited in accordance with U.S. GAAS), comprised of the statements of financial position at March 31, 2014 and 2013 of Alliance Boots and its subsidiaries (the Group) and the related Group income statements, Group statements of comprehensive income, Group statements of changes in equity and Group statements of cash flows for each of the years in the three-year period ended March 31, 2014, and our Form 8-K filed on September 16, 2014 that includes certain unaudited pro forma consolidated financial information related to the pending Transactions.

In addition, we plan to complete, immediately prior to the completion of the second step transaction, a reorganization of Walgreens into a holding company structure, under which Walgreens would become a wholly-owned subsidiary of a new Delaware corporation named "Walgreens Boots Alliance, Inc." and Walgreen Co. shareholders immediately prior to the Reorganization would become shareholders of Walgreens Boots Alliance, with shares of Walgreen Co. common stock being converted automatically into shares of Walgreens Boots Alliance common stock on a one-for-one basis.  The Reorganization is conditioned upon the second step transaction being completed immediately following the completion of the Reorganization.  The second step transaction is not conditioned on the completion of the Reorganization.  Closing of the Transactions is subject to shareholder and various regulatory approvals and is expected to occur in the first quarter of calendar 2015.

Walgreens equity earnings, initial investment and the call option exclude the Alliance Boots minority interest in Galenica Ltd. (Galenica).  The Alliance Boots investment in Galenica was distributed to the Alliance Boots shareholders other than Walgreens during May 2013, which had no impact on the Company.  We account for our 45% investment in Alliance Boots using the equity method of accounting. Investments accounted for under the equity method are recorded initially at cost and subsequently adjusted for our share of the net income or loss and cash contributions and distributions to or from these entities.  Net income reported by Alliance Boots is translated from British pounds Sterling at the average rate for the period.  See Note 5 to our Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for additional information regarding our equity method investments.  We utilize a three-month lag in reporting equity income from our investment in Alliance Boots, reported as equity earnings in Alliance Boots on the Consolidated Statements of Earnings.  The investment is recorded as Equity investment in Alliance Boots in the Consolidated Balance Sheets.  Upon closing of the second step transaction, Alliance Boots will be included in our consolidated financial statements.  The timing of the closing of the second step transaction and the length of the reporting lag, if any, we use to report the results of Alliance Boots after the closing of the second step transaction is expected to impact our reported financial results in fiscal 2015.  An earlier closing and/or shorter reporting lag would increase, and a later closing would decrease, the extent to which fully consolidated Alliance Boots results would be reflected in our consolidated fiscal 2015 financial statements.

Upon the amendment and immediate exercise of the call option to acquire the remaining 55% ownership of Alliance Boots, the Company was required to compare the fair value of the amended option with the book value of the original option with a non-cash gain or loss recognized for the difference.  The fair value of the amended option was estimated to be zero based on its valuation as a financial instrument without regard for its strategic value.  The reduction in value was primarily due to the shorter duration of the amended option and the appreciation since the original valuation in the price of the Company's stock used as partial consideration for the purchase of the remaining 55% ownership interest in Alliance Boots.  This resulted in the recognition of a non-cash loss on the exercise of the call option of $866 million.

Combined synergies across both companies were approximately $491 million in fiscal 2014.  Fiscal 2015 combined synergies are currently estimated to be approximately $650 million.  The three-month lag impacts the quarterly and fiscal year timing of when Alliance Boots results and synergies will be reflected in the equity earnings in Alliance Boots included in our financial statements.  See "Cautionary Note Regarding Forward-Looking Statements" below.  Because of the three-month lag and the timing of the closing of this investment, our financial statements for the year ended August 31, 2013, reflect twelve months of the dilutive effect of the incremental shares and interest expense associated with our Alliance Boots investment, but only ten months (August 2012 through May 2013) of results of Alliance Boots are reflected in the equity earnings in Alliance Boots included in our Consolidated Statements of Earnings for the twelve-month period.

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

Investments accounted for under the equity method are recorded initially at cost and subsequently adjusted for the Company's share of the net income or loss and cash contributions and distributions to or from these entities.  The Company's investment in Alliance Boots was recorded as an asset with a $7.2 billion aggregate value on the Company's August 31, 2014 balance sheet, which represented 29.1% of the Company's long-lived assets as of that date.  Because the Company's investment in Alliance Boots is denominated in a foreign currency (British pounds Sterling), translation gains or losses impact the value of the investment.  See Note 5 to our Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for additional information.

On March 19, 2013, we, in conjunction with Alliance Boots and AmerisourceBergen Corporation (AmerisourceBergen) announced various agreements and arrangements, including a ten-year pharmaceutical distribution agreement between ourselves and AmerisourceBergen pursuant to which we will source branded and generic pharmaceutical products from AmerisourceBergen; an agreement which provides AmerisourceBergen the ability to access generics and related pharmaceutical products through Walgreens Boots Alliance Development GmbH, a global sourcing joint venture between ourselves and Alliance Boots; and agreements and arrangements pursuant to which we and Alliance Boots together have the right, but not the obligation, to purchase a minority equity position in AmerisourceBergen and gain associated representation on AmerisourceBergen's board of directors in certain circumstances.  At August 31, 2014, we owned approximately 5.1% of the outstanding common shares in AmerisourceBergen and held one position on AmerisourceBergen's Board of Directors.

AmerisourceBergen began to distribute all branded pharmaceutical products that we historically sourced from distributors and suppliers, effective September 1, 2013.  In calendar year 2014, AmerisourceBergen began to distribute increasingly significant levels of generic pharmaceutical products that in the past we self-distributed.  At August 31, 2014, the transition to AmerisourceBergen distribution was substantially complete.  In addition to the information in this report, please refer to our Current Report on Form 8-K filed on March 20, 2013, for more detailed information regarding these agreements and arrangements.

STORE CLOSURES AND COST REDUCTION INITIATIVES

On March 24, 2014, our Board of Directors approved a plan to close underperforming stores in efforts to optimize and focus resources in a manner intended to increase shareholder value.  As of August 31, 2014, we have closed 67 locations and incurred pre-tax charges associated with the plan of $209 million of which $137 million related to lease termination costs, $71 million related to asset impairment charges and $1 million in severance and other costs.  This store optimization plan is expected to result in an annual operating income benefit of $40 million to $50 million beginning in fiscal 2015.  The amounts and timing of all estimates are subject to change.  The actual amounts and timing may vary materially based on various factors, including the timing and number of store closings; the timing and amount of sublease income and other lease expense; factors relating to real estate including sale proceeds; asset write-downs and other factors affecting inventory value; changes in management's assumptions; and other factors.  See "Cautionary Note Regarding Forward-Looking Statements" below.

In addition, as part of our goal to establish an efficient global platform, we are pursuing a multi-faceted cost-reduction initiative across the enterprise with the goal of realizing $1 billion in cost savings by fiscal year 2017.  This effort is focused on several areas including corporate costs, distribution costs, field costs and store costs.  The Company anticipates that aspects of this multi-faceted plan will result in restructuring and other special charges as it is implemented over the next three fiscal years.  See "Cautionary Note Regarding Forward-Looking Statements" below.

OPERATING STATISTICS

	Percentage Increases/ (Decreases)
Fiscal Year	2014	2013	2012
Net Sales	5.8	0.8	(0.8)
Net Earnings Attributable to Walgreen Co.	(21.1)	15.2	(21.6)
Comparable Drugstore Sales	4.9	(1.3)	(3.6)
Prescription Sales	7.9	0.4	(3.1)
Comparable Drugstore Prescription Sales	6.8	(1.7)	(6.1)
Front-End Sales	2.1	1.5	3.6
Comparable Drugstore Front-End Sales	2.0	(0.7)	0.6
Gross Profit	2.1	3.8	(0.7)
Selling, General and Administrative Expenses	2.6	3.9	1.9

	Percent to Net Sales
Fiscal Year	2014	2013	2012
Gross Margin	28.2	29.3	28.4
Selling, General and Administrative Expenses	23.6	24.3	23.6

	Other Statistics
Fiscal Year	2014	2013	2012
Prescription Sales as a % of Net Sales	64.2	62.9	63.2
Third Party Sales as a % of Total Prescription Sales	96.5	95.8	95.6
Number of Prescriptions (in millions)	699	683	664
Comparable Prescription % Increase/(Decrease)	1.8	2.9	(8.4)
30-Day Equivalent Prescriptions (in millions) *	856	821	784
Comparable 30-Day Equivalent Prescription % Increase/(Decrease) *	4.3	4.8	(5.1)
Total Number of Locations	8,309	8,582	8,385

* Includes the adjustment to convert prescriptions greater than 84 days to the equivalent of three 30-day prescriptions.  This adjustment reflects the fact that these prescriptions include approximately three times the amount of product days supplied compared to a normal prescription.

RESULTS OF OPERATIONS

Fiscal 2014 net earnings attributable to Walgreen Co. decreased 21.1% to $1.9 billion, or $2.00 per diluted share, versus net earnings of $2.5 billion, or $2.56 per diluted share, in fiscal 2013.  The decrease was primarily attributable to lower gross margins, a loss related to the Alliance Boots call option and a higher effective tax rate, partially offset by higher sales, lower selling, general and administrative expenses as a percentage of sales, increased equity earnings in Alliance Boots and increased gains on fair market value adjustments related to the AmerisourceBergen warrants.  Included in net earnings and net earnings per diluted share, respectively, were the negative impacts of an $866 million, or $0.90 per diluted share, loss on the Alliance Boots call option; $238 million, or $0.25 per diluted share, in acquisition-related amortization; $179 million, or $0.18 per diluted share, of store closure and other optimization costs; $167 million, or $0.17 per diluted share, in Alliance Boots related tax; $86 million, or $0.09 per diluted share, of LIFO provision; and $54 million, or $0.06 per diluted share, of acquisition-related costs.  Net earnings in fiscal 2014 were positively impacted by $351 million, or $0.36 per diluted share, from the combined fair value adjustments and amortization related to both our and Alliance Boots warrants to purchase AmerisourceBergen common stock and $6 million, or $0.01 per diluted share, from the gain on sale of the Take Care Employer Solutions, LLC business.  Included in fiscal 2013 net earnings and net earnings per diluted share, respectively, were the negative impacts of $241 million, or $0.25 per diluted share, in acquisition-related amortization; $151 million, or $0.16 per diluted share, of LIFO provision; $124 million, or $0.13 per diluted share, in Alliance Boots related tax; $60 million, or $0.06 per diluted share, of acquisition-related costs; $47 million, or $0.05 per diluted share, relating to a legal settlement with the Drug Enforcement Administration (DEA); $24 million, or $0.03 per diluted share, in costs related to Hurricane Sandy; and $8 million, or $0.01 per diluted share, in costs related to the completion of a pharmaceutical distribution contract.  Net earnings in fiscal 2013 were positively impacted by $110 million, or $0.12 per diluted share, from the combined fair value adjustments and amortization related to both our and Alliance Boots warrants to purchase AmerisourceBergen common stock and $13 million, or $0.01 per diluted share, from an additional gain on the 2011 sale of the Walgreens Health Initiatives, Inc. business relating to a client retention escrow.

Net sales increased by 5.8% to $76.4 billion in fiscal 2014 compared to an increase of 0.8% in 2013 and a decrease of 0.8% in 2012.  Net sales growth in fiscal 2014 was attributed to new store sales and an increase in comparable drugstore sales over the prior year.  In fiscal 2013, sales were positively impacted by our decision to rejoin the Express Scripts pharmacy provider network and the acquisition of USA Drug and BioScrip assets, both of which were partially offset by lower comparable store sales.  Sales in comparable drugstores increased 4.9% in 2014 compared to decreases of 1.3% and 3.6% in 2013 and 2012, respectively.  Comparable drugstores are defined as those that have been open for at least twelve consecutive months without closure for seven or more consecutive days and without a major remodel or a natural disaster in the past twelve months.  Relocated and acquired stores are not included as comparable stores for the first twelve months after the relocation or acquisition.  We operated 8,309 locations (8,207 drugstores) at August 31, 2014, compared to 8,582 locations (8,116 drugstores) at August 31, 2013 and 8,385 locations (7,930 drugstores) at August 31, 2012.

Prescription sales increased 7.9% in 2014 compared to an increase of 0.4% in 2013 and a decrease of 3.1% in 2012.  Comparable drugstore prescription sales increased 6.8% in 2014 compared to decreases of 1.7% and 6.1% in 2013 and 2012, respectively.  The effect of generic drugs, which have a lower retail price, replacing brand name drugs reduced prescription sales by 1.3% for 2014, 5.3% for 2013, and 3.5% for 2012, while the effect on total sales was 0.7% for 2014, 3.0% for 2013 and 1.9% for 2012.  New generic drug introductions have led to an increased proportion of generics on total net sales.   Third party sales, where reimbursement is received from managed care organizations, the government, employers or private insurers, were 96.5% of prescription sales in 2014, 95.8% of prescription sales in 2013, and 95.6% of prescription sales in 2012.  We receive market-driven reimbursements from third party payers, a number of which typically reset in January.  The total number of prescriptions filled (including immunizations) was approximately 699 million in 2014, 683 million in 2013 and 664 million in 2012.  Prescriptions adjusted to 30-day equivalents were 856 million in 2014, 821 million in 2013 and 784 million in 2012.

Front-end sales increased 2.1% in 2014, 1.5% in 2013 and 3.6% in 2012.  The increase over the prior year was due, in part, to new store openings and improved sales related to non-prescription drugs, convenience and fresh foods, photofinishing products and personal care.  Front-end sales were 35.8% of total sales in fiscal 2014, 37.1% of total sales in fiscal 2013 and 36.8% of total sales in fiscal 2012.  Comparable drugstore front-end sales increased 2.0% in 2014 compared to a decrease of 0.7% in 2013 and an increase of 0.6% in 2012.  The increase in fiscal 2014 comparable front-end sales was primarily attributable to an increase in basket size partially offset by lower customer traffic.

Gross margin as a percent of sales was 28.2% in 2014, compared to 29.3% in fiscal 2013.  Gross margin in fiscal 2014 was negatively impacted by lower retail pharmacy margins primarily from lower third-party reimbursement; the increase in Medicare Part D mix and the strategy to continue driving 90-day prescriptions at retail; fewer brand-to-generic drug conversions compared with the prior year period; generic drug inflation on a subset of generic drugs; and the mix of specialty drugs, which carry a lower margin percentage.  Front-end margins were negatively impacted in the photofinishing, non-prescription drug and convenience and fresh foods categories.  Pharmacy and front-end margin decreases were partially offset by purchasing synergies realized from the joint venture formed by Walgreens and Alliance Boots and a lower provision for LIFO in fiscal 2014.  Gross margin as a percent of sales was 29.3% in fiscal 2013 and 28.4% in fiscal 2012.  Gross margin in fiscal 2013 was positively impacted by higher retail pharmacy margins, where the impact of new generics more than offset lower market driven reimbursements, improved front-end margins primarily from the non-prescription drug, personal care and beauty care categories and a lower LIFO provision compared to fiscal 2012.

Gross profit dollars in fiscal 2014 increased 2.1% over the prior year.  The increase is primarily attributed to increased sales and a lower LIFO provision which was partially offset by lower retail pharmacy margins.  Gross profit dollars in fiscal 2013 increased 3.8% over fiscal 2012, primarily attributed to higher retail pharmacy margins.

We use the last-in, first-out (LIFO) method of inventory valuation.  The LIFO provision is dependent upon inventory levels, inflation rates and merchandise mix.  The effective LIFO inflation rates were 1.5% in 2014, 2.7% in 2013 and 3.3% in 2012, which resulted in charges to cost of sales of $132 million in 2014, $239 million in 2013 and $309 million in 2012.  Inflation on prescription inventory was 14.0% in 2014, 10.7% in 2013 and 10.0% in 2012.  As a result of declining inventory levels, the fiscal 2014, 2013 and 2012 LIFO provisions were reduced by LIFO liquidations of $187 million and $194 million and $268 million, respectively.

Selling, general and administrative expenses were 23.6% of sales in fiscal 2014, compared to 24.3% of sales in fiscal 2013.  As a percentage of sales, expenses were lower primarily due to lower store compensation costs, store occupancy costs and headquarters costs, partially offset by costs related to our store optimization plan.  Selling, general and administrative expenses as a percentage of sales increased to 24.3% in 2013 as compared to 23.6% in 2012.  The increase was primarily due to higher occupancy expense, investments in strategic initiatives and capabilities and store salaries attributable to new store growth, which were partially offset by lower expenses associated with our investment in Alliance Boots as compared to 2012.

Selling, general and administrative expense dollars increased $449 million, or 2.6% over fiscal 2013.  The growth is attributable to 1.5% of store closure and other optimization costs, 1.3% of new store expenses, and 0.5% of comparable store and headquarter expenses.  These increases were partially offset by a reduction in acquisition related costs and acquisition-related amortization, each of which were lower by 0.1%.  In addition, certain nonrecurring costs were incurred in the prior year, each of which contributed to a lower growth rate in the current year including Hurricane Sandy of 0.2%, legal costs related to the DEA settlement last year of 0.2% and costs related to the completion of a pharmaceutical distribution contract of 0.1%.  Selling, general and administrative expense dollars in fiscal 2013 increased 3.9% over fiscal 2012.  The increase was attributable to new store expenses of 2.4%, 0.5% from USA Drug operations, 0.2% of comparable store and headquarter expenses, 0.2% from Hurricane Sandy, 0.2% in acquisition-related amortization, 0.2% in costs related to the DEA settlement, 0.1% from acquisition-related costs and 0.1% in costs related to the completion of a pharmaceutical distribution contract.

Earnings in the 45% Alliance Boots equity method investment for fiscal 2014 were $617 million compared to $344 million last year.  Alliance Boots earnings are reported on a three-month lag.  The twelve month period ended August 31, 2013 only included 10 months (August 2012 through May 2013) results of operations of Alliance Boots reflected in the equity earnings in Alliance Boots due to the timing of this investment.  Earnings included amortization expense resulting from the fair value of certain Alliance Boots assets of $42 million and $57 million in fiscal 2014 and 2013, respectively.  Fiscal 2013 amortization included $23 million related to inventory fair value adjustments.

Interest was a net expense of $156 million in fiscal 2014, $165 million in fiscal 2013 and $88 million in fiscal 2012.  Interest expense for fiscal 2014, 2013 and 2012 was net of $6 million, $7 million, and $9 million, respectively, which was capitalized to construction projects.  The decrease in 2014 interest expense was due to the repayment of the $550 million notes that matured in March 2014 and the $1.3 billion notes that matured in August 2013, partially offset by higher interest charges related to incremental capital and finance lease obligations.  The increase in interest expense from fiscal 2012 to 2013 was due to the $4.0 billion note issuance in September 2012, partially offset by the fixed to variable interest rate swaps on our $1.0 billion 5.250% notes and the repayment of our $1.3 billion 4.875% notes in August 2013.

Other non-operating expense was $481 million in fiscal 2014 versus income of $120 million last year.  In fiscal 2014, we recorded a loss of $866 million related to the Alliance Boots call option.  Partially offsetting the loss was an increase of $366 million in the fair value of the AmerisourceBergen warrants and $19 million for the amortization of the deferred credit associated with the initial value of the warrants.  The increase in the fair value of the warrants was primarily attributable to the increase in the price of AmerisourceBergen's common stock.  Other income in fiscal 2013 included an increase in the fair value of the AmerisourceBergen warrants and amortization of the deferred credit of $111 million and $9 million, respectively.

The effective income tax rate was 42.9% for fiscal 2014, 37.1% for fiscal 2013 and 37.0% for 2012.  The increase in the effective tax rate from fiscal 2013 was primarily attributed to the loss associated with the Company's option to purchase the remaining equity interest in Alliance Boots, which did not generate a tax benefit in fiscal 2014, partially offset by the favorable impact of additional foreign source income taxed at lower rates.  The loss will be, in part, a capital loss for tax purposes for which the Company did not have any capital gains to offset against and has recorded a full valuation allowance.  The capital loss on the Alliance Boots call option is available to be carried forward and offset against future capital gains through fiscal 2020.  The increase in the effective tax rate from fiscal 2012 compared to fiscal 2013 was primarily attributed to higher non-tax deductible permanent differences.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $2.6 billion at August 31, 2014, compared to $2.1 billion at August 31, 2013.  Short-term investment objectives are to minimize risk, maintain liquidity and maximize after-tax yields.  To attain these objectives, investment limits are placed on the amount, type and issuer of securities.  Investments are principally in U.S. Treasury market funds.

Our long-term capital policy is to maintain a strong balance sheet and financial flexibility; reinvest in our core strategies; invest in strategic opportunities that reinforce our core strategies and meet return requirements; and return surplus cash flow to shareholders in the form of dividends and share repurchases over the long term.

Net cash provided by operating activities was $3.9 billion at August 31, 2014, compared to $4.3 billion at August 31, 2013.  The decrease was primarily a result of changes in working capital balances compared to the prior year.  Cash provided by operations is the principal source of funds for expansion, investments, acquisitions, remodeling programs, dividends to shareholders and stock repurchases.

Net cash used for investing activities was $1.7 billion for fiscal 2014 versus $2.0 billion for fiscal 2013.  Additions to property and equipment were $1.1 billion compared to $1.2 billion last year.  In 2014, the Company opened or acquired 268 locations.  Acquisitions included Kerr Drug, which contributed 76 drugstore locations as well as a specialty pharmacy and a distribution center.  In 2014, the Company had a net reduction of 273 locations primarily due to the sale of the Take Care Employer Solutions, LLC business, which consisted primarily of worksite locations, and the Company's efforts to close underperforming drugstores.  Total locations do not include 437 Healthcare Clinics and 48 worksite pharmacies that are operated primarily within our Walgreens drugstores.  Total locations also exclude locations of unconsolidated partially owned entities such as Alliance Boots.  There were 25 owned locations added during the year and 16 under construction at August 31, 2014, versus 39 owned locations added and 41 under construction as of August 31, 2013.

			Infusion and
	Drugstores	Worksites	Respiratory Services	Specialty Pharmacy	Mail Service	Total
August 31, 2012	7,930	366	76	11	2	8,385
New/Relocated	172	14	10	2	-	198
Acquired	147	-	1	4	-	152
Closed/Replaced	(133)	(9)	(5)	(6)	-	(153)
August 31, 2013	8,116	371	82	11	2	8,582
New/Relocated	153	26	4	1	-	184
Acquired	70	-	14	-	-	84
Disposed	-	(365)	-	-	-	(365)
Closed/Replaced	(132)	(32)	(9)	(3)	-	(176)
August 31, 2014	8,207	-	91	9	2	8,309

Business acquisitions in fiscal 2014 were $344 million versus $630 million during fiscal 2013.  Business acquisitions in the current year include the purchase of the regional drugstore chain Kerr Drug and affiliates for $173 million, subject to adjustment in certain circumstances.  In fiscal 2014, we purchased shares of common stock of AmerisourceBergen for $493 million.  Fiscal 2013 business acquisitions included the purchase of the regional drugstore chain USA Drug from Stephen L. LaFrance Holdings, Inc. and members of the LaFrance family for $436 million net of assumed cash, an 80% interest in Cystic Fibrosis Foundation Pharmacy, LLC for $29 million net of assumed cash, and selected other assets (primarily prescription files).  Last year, we also purchased shares of common stock of AmerisourceBergen for $224 million.

Capital expenditures for fiscal 2015 are expected to be approximately $1.7 billion, excluding business acquisitions, joint ventures and prescription file purchases, although the actual amount may vary depending upon a variety of factors, including, among other things, the timing of closing of the second step transaction and the timing of implementation of certain capital projects.  In addition, we continue to optimize and focus our resources in a manner to increase shareholder value.  In fiscal 2014, we incurred charges of $209 million related to the closure of 67 retail locations previously announced to be closed, most of which relates to lease termination and related asset impairment charges.  We expect to add approximately 60 to 120 new drugstores in fiscal 2015.

Net cash used by financing activities in fiscal 2014 was $1.6 billion compared to $1.5 billion in the prior year.  In fiscal 2014, we repaid our $550 million floating rate notes upon maturity in March 2014.  In September 2012, we received proceeds from a public offering of $4.0 billion of notes with varying interest rates (see Note 9 to our Consolidated Financial Statements in Part II, Item 8 of this Form 10-K).  The notes were used, in part, to repay the $3.0 billion 364-day bridge term loan obtained in August 2012 in connection with the investment in Alliance Boots.  In addition, we repaid our $1.3 billion 4.875% notes upon maturity on August 1, 2013.  We repurchased shares totaling $705 million in fiscal 2014, all of which was to support the needs of the employee stock plans.  In the prior year, we repurchased shares totaling $615 million to support the needs of the employee stock plans.  We had proceeds related to employee stock plans of $612 million in fiscal 2014, compared to $486 million in fiscal 2013.  Cash dividends paid were $1.2 billion in fiscal 2014, versus $1.0 billion a year ago.  On August 5, 2014, we announced an increase in the quarterly dividend to 33.75 cents per share from the previous rate of 31.5 cents per share.  The increase raised the annual dividend rate from $1.26 per share to $1.35 per share.

In connection with our long-term capital policy, our Board of Directors has authorized several share repurchase programs and set a long-term dividend payout ratio target between 30 and 35 percent of net earnings.  On July 13, 2011, our Board of Directors authorized the 2012 stock repurchase program, which allowed for the repurchase of up to $2.0 billion of the Company's common stock prior to its planned expiration on December 15, 2015.  In August 2014, the Board of Directors approved the 2014 share repurchase program, which replaces the 2012 repurchase program and allows for the purchase of up to $3.0 billion of the Company's common stock prior to its expiration on August 31, 2016.  Activity related to these programs was as follows (in millions):

	Fiscal Year Ended
	2014	2013	2012
2012 stock repurchase program	$-	$-	$1,151
2014 stock repurchase program	-	-	-
	$-	$-	$1,151

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

We have periodically borrowed under our commercial paper program during the current fiscal year, and may increase our commercial paper borrowings in future periods.  We had average daily short-term borrowings of $4 million of commercial paper outstanding at a weighted average interest rate of 0.23% for fiscal 2014.  We had no commercial paper outstanding at August 31, 2014.  In connection with our commercial paper program, we maintain two unsecured backup syndicated lines of credit that total $1.35 billion.  The first $500 million facility expires on July 20, 2015, and allows for the issuance of up to $250 million in letters of credit.  The second $850 million facility expires on July 23, 2017, and allows for the issuance of up to $200 million in letters of credit.  The issuance of letters of credit under either of these facilities reduces available borrowings.  Our ability to access these facilities is subject to our compliance with the terms and conditions of the credit facility, including financial covenants.  The covenants require us to maintain certain financial ratios related to minimum net worth and priority debt, along with limitations on the sale of assets and purchases of investments.  At August 31, 2014, we were in compliance with all such covenants.  The Company pays a facility fee to the financing banks to keep these lines of credit active.  At August 31, 2014, there were no letters of credit issued against these facilities and we currently do not anticipate any future letters of credit to be issued against these facilities.  We currently expect to amend or replace these facilities in connection with the pending Alliance Boots second step transaction and related financing.

As of October 20, 2014, our credit ratings were:

Rating Agency	Long-Term Debt Rating	Commercial Paper Rating	Outlook
Moody's	Baa2	P-2	Stable
Standard & Poor's	BBB	A-2	Stable

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

On August 5, 2014, we entered into an amendment to the purchase and option agreement, which among other things, accelerated the option period to the period beginning August 5, 2014 and ending February 5, 2015.  Pursuant to the amendment, we exercised the call option on August 5, 2014 and are obligated to make a cash payment of £3.133 billion (equivalent to approximately $5.2 billion based on exchange rates as of August 31, 2014) and issue approximately 144.3 million shares of common stock, with the amount and form of such consideration being subject to adjustment in certain circumstances including if the volume weighted-average price of our common stock is below $31.18 per share during a period shortly before the closing of the second step transaction.  We (or Walgreens Boots Alliance, as applicable) also would assume the then-outstanding debt of Alliance Boots upon the closing of the second step transaction.  As of its March 31, 2014 fiscal year end, Alliance Boots had total borrowings of approximately £5.7 billion (equivalent to approximately $9.5 billion based on exchange rates as of March 31, 2014).   We also expect to incur other fees and expenses associated with the closing of the transaction.

Our obligation to complete the second step transaction is not subject to the receipt of financing.  Based on exchange rates as of August 31, 2014, we currently estimate that the total amount of funds required to pay the cash portion of the second step transaction consideration, refinance all or substantially all of the Alliance Boots' existing long-term debt, and pay related fees and expenses, will be approximately $15 billion.  We currently expect to finance the second step transaction cash consideration and/or the refinancing of all or substantially all of the indebtedness of Alliance Boots with a combination of the issuance of new debt (which may include a range of instruments including commercial paper, borrowings under existing or new bank credit facilities, and issuance of debt securities) and available cash on our balance sheet.  We will determine the specific timing, sources and related matters based on our assessment of various factors including prevailing market conditions, the economic environment and other factors.

Pursuant to our arrangements with AmerisourceBergen and Alliance Boots, we and Alliance Boots have the right, but not the obligation, to purchase a minority equity position in AmerisourceBergen over time pursuant to open market purchases and warrants to acquire AmerisourceBergen common stock.  WAB Holdings, LLC, a newly formed entity jointly owned by Walgreens and Alliance Boots, which is consolidated by Walgreens, can acquire up to 19,859,795 shares, which represents approximately 7% of the outstanding AmerisourceBergen common stock on a fully diluted basis, assuming exercise in full of the warrants.  The amount of permitted open market purchases is subject to increase in certain circumstances.  We have purchased a total of approximately 11.5 million AmerisourceBergen shares in the open market, including 7.5 million with a cost basis of $493 million in fiscal 2014.  We have funded and plan to continue funding these purchases over time through cash contributions to WAB Holdings.  Share purchases may be made from time to time in open market transactions or pursuant to instruments and plans complying with Rule 10b5-1.

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

See Item 7A (Qualitative and Quantitative Disclosures about Market Risk) below for a discussion of certain financing and market risks.

COMMITMENTS AND CONTINGENCIES

The information set forth in Note 12 to our Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K is incorporated herein by reference.

CRITICAL ACCOUNTING POLICIES

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and include amounts based on management's prudent judgments and estimates.  Actual results may differ from these estimates.  Management believes that any reasonable deviation from those judgments and estimates would not have a material impact on our consolidated financial position or results of operations.  To the extent that the estimates used differ from actual results, however, adjustments to the statement of earnings and corresponding balance sheet accounts would be necessary.  These adjustments would be made in future statements.  Some of the more significant estimates include goodwill and other intangible asset impairment, allowance for doubtful accounts, vendor allowances, asset impairments, liability for closed locations, liability for insurance claims, cost of sales, equity method investments and income taxes.  We use the following methods to determine our estimates:

Goodwill and other intangible asset impairment – Goodwill and other indefinite-lived intangible assets are not amortized, but are evaluated for impairment annually during the fourth quarter, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.  As part of our impairment analysis for each reporting unit, we engage a third party appraisal firm to assist in the determination of estimated fair value for each reporting unit.  This determination includes estimating the fair value using both the income and market approaches.  The income approach requires management to estimate a number of factors for each reporting unit, including projected future operating results, economic projections, anticipated future cash flows and discount rates.  The market approach estimates fair value using comparable marketplace fair value data from within a comparable industry grouping.

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

One measure of the sensitivity of the amount of goodwill impairment charges to key assumptions is the amount by which each reporting unit "passed" (fair value exceeds the carrying amount) or "failed" (the carrying amount exceeds fair value) the first step of the goodwill impairment test.  Our reporting units' fair values exceeded their carrying amounts ranging from approximately 12% to more than 117%.

Generally, changes in estimates of expected future cash flows would have a similar effect on the estimated fair value of the reporting unit.  That is, a 1% change in estimated future cash flows would change the estimated fair value of the reporting unit by approximately 1%.  The estimated long-term rate of net sales growth can have a significant impact on the estimated future cash flows, and therefore, the fair value of each reporting unit.  Of the other key assumptions that impact the estimated fair values, most reporting units have the greatest sensitivity to changes in the estimated discount rate.  The Company believes that its estimates of future cash flows and discount rates are reasonable, but future changes in the underlying assumptions could differ due to the inherent uncertainty in making such estimates.

We have not made any material changes to the method of evaluating goodwill and intangible asset impairments during the last three years.  Based on current knowledge, we do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions used to determine impairment.

Allowance for doubtful accounts – The provision for bad debt is based on both historical write-off percentages and specifically identified receivables.  We have not made any material changes to the method of estimating our allowance for doubtful accounts during the last three years.  Based on current knowledge, we do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions used to determine the allowance.

Vendor allowances – Vendor allowances are principally received as a result of purchases, sales or promotion of vendors' products.  Allowances are generally recorded as a reduction of inventory and are recognized as a reduction of cost of sales when the related merchandise is sold.  Those allowances received for promoting vendors' products are offset against advertising expense and result in a reduction of selling, general and administrative expenses to the extent of advertising incurred, with the excess treated as a reduction of inventory costs.  We have not made any material changes to the method of estimating our vendor allowances during the last three years.  Based on current knowledge, we do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions used to determine vendor allowances.

Asset impairments – The impairment of long-lived assets is assessed based upon both qualitative and quantitative factors, including years of operation and expected future cash flows, and tested for impairment annually or whenever events or circumstances indicate that a certain asset may be impaired.  If the future cash flows reveal that the carrying value of the asset group may not be recoverable, an impairment charge is immediately recorded.  We have not made any material changes to the method of estimating our asset impairments during the last three years.  Based on current knowledge, we do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions used to determine asset impairments.

Liability for closed locations – The liability is based on the present value of future rent obligations and other related costs (net of estimated sublease rent) to the first lease option date.  We have not made any material changes to the method of estimating our liability for closed locations during the last three years.  Based on current knowledge, we do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions used to determine the liability.

Liability for insurance claims – The liability for insurance claims is recorded based on estimates for claims incurred and is not discounted.  The provisions are estimated in part by considering historical claims experience, demographic factors and other actuarial assumptions.  We have not made any material changes to the method of estimating our liability for insurance claims during the last three years.  Based on current knowledge, we do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions used to determine the liability.

Cost of sales – Drugstore cost of sales is derived based on point-of-sale scanning information with an estimate for shrinkage and adjusted based on periodic inventory counts.  Inventories are valued at the lower of cost or market determined by the last-in, first-out (LIFO) method.  We have not made any material changes to the method of estimating cost of sales during the last three years.  Based on current knowledge, we do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions used to determine cost of sales.

Equity method investments - We use the equity method to account for investments in companies if the investment provides the ability to exercise significant influence, but not control, over operating and financial policies of the investee.  Our proportionate share of the net income or loss of these companies is included in consolidated net earnings.  Judgment regarding the level of influence over each equity method investment includes considering key factors such as our ownership interest, representation on the board of directors, participation in policy-making decisions and material intercompany transactions.

The underlying net assets of the Company's equity method investment in Alliance Boots include goodwill and indefinite-lived intangible assets.  These assets are evaluated for impairment annually or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.  Based on the Company's evaluation as of August 31, 2014, the fair value of one of the Alliance Boots pharmaceutical wholesale reporting units did not exceed its carrying value by a significant amount.  The Company utilizes a three-month lag in reporting its share of equity income in Alliance Boots, including for this reporting unit.  Goodwill allocated to this reporting unit by Alliance Boots as of May 31, 2014 was £255 million, £115 million based on the Company's 45% ownership percentage (approximately $193 million using May 31, 2014 exchange rates).  The Company will continue to monitor this reporting unit in accordance with Accounting Standards Codification 350, Intangibles - Goodwill and Other.

Income taxes – We are subject to routine income tax audits that occur periodically in the normal course of business.  U.S. federal, state, local and foreign tax authorities raise questions regarding our tax filing positions, including the timing and amount of deductions and the allocation of income among various tax jurisdictions.  In evaluating the tax benefits associated with our various tax filing positions, we record a tax benefit for uncertain tax positions using the highest cumulative tax benefit that is more likely than not to be realized.  Adjustments are made to our liability for unrecognized tax benefits in the period in which we determine the issue is effectively settled with the tax authorities, the statute of limitations expires for the return containing the tax position or when more information becomes available.  Our liability for unrecognized tax benefits, including accrued penalties and interest, is primarily included in other long-term liabilities and current income taxes on our consolidated balance sheets and in income tax expense in our consolidated statements of earnings.

In determining our provision for income taxes, we use an annual effective income tax rate based on full-year income, permanent differences between book and tax income, and statutory income tax rates.  The effective income tax rate also reflects our assessment of the ultimate outcome of tax audits in addition to any foreign-based income deemed to be taxable in the United States.  Discrete events such as audit settlements or changes in tax laws are recognized in the period in which they occur.  Based on current knowledge, we do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions used to determine the amounts recorded for income taxes.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The following table lists our contractual obligations and commitments at August 31, 2014 (in millions):

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	Over 5 Years
Operating leases (1)	$33,721	$2,499	$4,925	$4,616	$21,681
Purchase obligations (2):
Open inventory purchase orders	1,537	1,537	-	-	-
Real estate development	177	135	38	4	-
Other corporate obligations	648	203	283	145	17
Alliance Boots purchase option exercise (3)	5,201	5,201	-	-	-
Long-term debt*	4,494	758	7	2,011	1,718
Interest payment on long-term debt	1,256	138	259	209	650
Insurance*	575	148	202	80	145
Retiree health*	427	12	27	33	355
Closed location obligations*	262	51	60	38	113
Capital lease obligations*(1)	492	16	28	28	420
Finance lease obligations	268	-	1	-	267
Other long-term liabilities reflected on the balance sheet* (4)	1,210	107	239	179	685
Total	$50,268	$10,805	$6,069	$7,343	$26,051
*Recorded on balance sheet.

(1)
Amounts for operating leases and capital leases do not include certain operating expenses under these leases such as common area maintenance, insurance and real estate taxes.  These expenses were $429 million for the fiscal year ended August 31, 2014.

(2)	Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including open purchase orders.
(3)
Pursuant to the Alliance Boots Purchase and Option Agreement, as amended, the Company is required to make a cash payment of £3.133 billion (approximately $5.2 billion at August 31, 2014) if the second step transaction is completed.  The Company is also required to issue approximately 144.3 million common shares if the second step transaction is completed and would assume the then-outstanding debt of Alliance Boots upon closing of the transaction, neither of which is reflected in the above table.

(4)
Includes $127 million ($73 million in 1-3 years, $48 million in 3-5 years and $6 million over 5 years) of unrecognized tax benefits recorded under Accounting Standards Codification Topic 740, Income Taxes.

The obligations and commitments included in the table above do not include the obligations and commitments of unconsolidated partially owned entities, such as Alliance Boots, of which we own 45% of the outstanding share capital as of the date of this report.  The expected timing of payments of the obligations above is estimated based on current information.  Timing of payments and actual amounts paid may be different, depending on the time of receipt of goods or services, or changes to agreed-upon amounts for some obligations.

On August 5, 2014, we entered into an amendment to the Purchase and Option Agreement, which among other things, accelerated the option period to the period beginning August 5, 2014 and ending February 5, 2015.  Pursuant to the amendment, we exercised the call option on August 5, 2014 and are obligated to make a cash payment of £3.133 billion (equivalent to approximately $5.2 billion based on exchange rates as of August 31, 2014) and issue approximately 144.3 million shares of our common stock, with the amount and form of such consideration being subject to adjustment in certain circumstances including if the volume weighted-average price of our common stock is below $31.18 per share during a period shortly before the closing of the second step transaction.  We also would assume the then-outstanding debt of Alliance Boots upon the closing of the second step transaction.

In addition, pursuant to our arrangements with AmerisourceBergen and Alliance Boots, we and Alliance Boots have the right, but not the obligation, to purchase a minority equity position in AmerisourceBergen over time, including open market purchases and warrants to acquire AmerisourceBergen common stock.   If we elect to exercise the two warrants issued by AmerisourceBergen in full, Walgreens would, subject to the terms and conditions of such warrants, be required to make a cash payment of approximately $584.4 million in connection with the exercise of the first warrant during a six-month period beginning in March 2016 and $595.8 million in connection with the exercise of the second warrant during a six-month period beginning in March 2017.  Similarly, if Alliance Boots elects to exercise the two warrants issued by AmerisourceBergen in full, Alliance Boots would, subject to the terms and conditions of such warrants, be required to pay AmerisourceBergen similar amounts upon the exercise of their warrants in 2016 and 2017.  If the second step transaction is completed, Walgreens would acquire the warrants held by Alliance Boots and be required to make cash payments of approximately $1.2 billion in order to exercise each tranche of warrants.  Our and Alliance Boots ability to invest in equity in AmerisourceBergen above certain thresholds is subject to the receipt of regulatory approvals.  See "Liquidity and Capital Resources" above.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any unconsolidated special purpose entities and, except as described herein, we do not have significant exposure to any off-balance sheet arrangements.  The term "off-balance sheet arrangement" generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have: (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

Letters of credit are issued to support purchase obligations and commitments (as reflected on the Contractual Obligations and Commitments table) as follows (in millions):

August 31, 2014
Inventory purchase commitments	$151
Insurance	259
Real estate development	9
Total	$419

We have no off-balance sheet arrangements other than those disclosed on the Contractual Obligations and Commitments table.  Both on-balance sheet and off-balance sheet financing alternatives are considered when pursuing our capital structure and capital allocation objectives.

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (FASB) issued ASU 2014-09, Revenue from Contracts with Customers, as a new Topic, ASC Topic 606.  The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized.  The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  This ASU is effective for annual periods beginning after December 15, 2016 (fiscal 2018) and shall be applied retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption.  The Company is evaluating the effect of adopting this new accounting guidance, but does not expect adoption will have a material impact on the Company's results of operations, cash flows or financial position.

In April 2014, the FASB issued ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.  This ASU raises the threshold for a disposal to qualify as discontinued operations and requires new disclosures for individually material disposal transactions that do not meet the definition of a discontinued operation.  Under the new standard, companies report discontinued operations when they have a disposal that represents a strategic shift that has or will have a major impact on operations or financial results.  This update will be applied prospectively and is effective for annual periods, and interim periods within those years, beginning after December 15, 2014 (fiscal 2016).  Early adoption is permitted provided the disposal was not previously disclosed.  This update will not have a material impact on the Company's reported results of operations and financial position.  This ASU is non-cash in nature and will not affect the Company's cash position.

In May 2013, the FASB reissued an exposure draft on lease accounting that would require entities to recognize assets and liabilities arising from lease contracts on the balance sheet.  The proposed exposure draft states that lessees and lessors should apply a "right-of-use model" in accounting for all leases.  Under the proposed model, lessees would recognize an asset for the right to use the leased asset, and a liability for the obligation to make rental payments over the lease term.  When measuring the asset and liability, variable lease payments are excluded, whereas renewal options that provide a significant economic incentive upon renewal would be included.  The accounting by a lessor would reflect its retained exposure to the risks or benefits of the underlying leased asset.  A lessor would recognize an asset representing its right to receive lease payments based on the expected term of the lease.  The lease expense from real estate based leases would continue to be recorded under a straight-line approach, but other leases not related to real estate would be expensed using an effective interest method that would accelerate lease expense.  A final standard is currently expected to be issued in calendar 2014 and would be effective no earlier than annual reporting periods beginning on January 1, 2017 (fiscal 2018 for the Company).  The proposed standard, as currently drafted, would have a material impact on the Company's financial position and the impact on the Company's reported results of operations is being evaluated.  The impact of this exposure draft is non-cash in nature and would not affect the Company's cash position.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report and other documents that we file or furnish with the Securities and Exchange Commission contain forward-looking statements that are based on current expectations, estimates, forecasts and projections about our future performance, our business, our beliefs and our management's assumptions.  In addition, we, or others on our behalf, may make forward-looking statements in press releases or written statements, on the Company's website or in our communications and discussions with investors and analysts in the normal course of business through meetings, webcasts, phone calls, conference calls and other communications.  Some of such forward-looking statements may be based on certain data and forecasts relating to our business and industry that we have obtained from internal surveys, market research, publicly available information and industry publications.  Industry publications, surveys and market research generally state that the information they provide has been obtained from sources believed to be reliable, but that the accuracy and completeness of such information is not guaranteed.  Statements that are not historical facts are forward-looking statements, including, without limitation, statements regarding our future financial and operating performance, as well as forward-looking information concerning our investment in Alliance Boots and the arrangements and transactions contemplated by the Purchase and Option Agreement with Alliance Boots and their possible effects, the proposed holding company reorganization, our commercial agreement with AmerisourceBergen, the arrangements and transactions contemplated by our framework agreement with AmerisourceBergen and Alliance Boots and their possible effects, generic inflation or deflation, payer reimbursement, estimates of the impact of developments on our earnings, earnings per share and other financial metrics, network participation, cough/cold and flu season, prescription volume, pharmacy sales trends, prescription margins, number and location of new store openings, vendor, payer and customer relationships and terms, possible new contracts or contract extensions, competition, economic and business conditions, outcomes of litigation and regulatory matters, the level of capital expenditures, industry trends, demographic trends, growth strategies, financial results, cost reduction initiatives, acquisition and joint venture synergies, competitive strengths and changes in legislation or regulations. Words such as "expect," "likely," "outlook," "forecast," "would," "could," "should," "can," "will," "project," "intend," "plan," "goal," "target," "continue," "sustain," "synergy," "on track," "headwind," "tailwind," "believe," "seek," "estimate," "anticipate," "may," "possible," "assume," variations of such words and similar expressions are intended to identify such forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that could cause actual results to vary materially from those indicated, including, but not limited to:  those relating to the Purchase and Option Agreement and other agreements relating to our strategic partnership with Alliance Boots, the arrangements and transactions contemplated thereby and their possible effects, the proposed  holding company reorganization, the risks that one or more closing conditions to the transactions may not be satisfied or waived, on a timely basis or otherwise, including that a governmental entity may prohibit, delay or refuse to grant approval for the consummation of the transactions or that the required approvals by the Company's shareholders may not be obtained; the risk of a material adverse change that the Company or Alliance Boots or either of their respective businesses may suffer as a result of disruption or uncertainty relating to the transactions; risks associated with changes in economic and business conditions generally or in the markets in which we or Alliance Boots participate; risks associated with new business areas and activities; risks associated with acquisitions, joint ventures, strategic investments and divestitures, including those associated with cross-border transactions; risks associated with governance and control matters; risks associated with the Company's ability to timely arrange for and consummate financing for the contemplated transactions on acceptable terms; risks relating to the Company and Alliance Boots' ability to successfully integrate our operations, systems and employees, realize anticipated synergies and achieve anticipated financial results, tax and operating results in the amounts and at the times anticipated; the potential impact of announcement of the transactions or consummation of the transactions on relationships and terms, including with employees, vendors, payers, customers and competitors; the amounts and timing of costs and charges associated with our optimization initiatives; our ability to realize expected savings and benefits in the amounts and at the times anticipated; changes in management's assumptions; our commercial agreement with AmerisourceBergen, the arrangements and transactions contemplated by our framework agreement with AmerisourceBergen and Alliance Boots and their possible effects; risks associated with equity investments in AmerisourceBergen including market fluctuations and whether the warrants to invest in AmerisourceBergen will be exercised and the ramifications thereof; the occurrence of any event, change or other circumstance that could give rise to the termination, cross-termination or modification of any of the transaction documents; the risks associated with transitions in supply arrangements; risks that legal proceedings may be initiated related to the transactions; the amount of costs, fees, expenses and charges incurred by Walgreens and Alliance Boots related to the transactions; the ability to retain key personnel; changes in financial markets, interest rates and foreign currency exchange rates; the risks associated with international business operations; the risk of unexpected costs, liabilities or delays; changes in network participation and reimbursement and other terms; risks of inflation in the costs of goods, including generic drugs; risks associated with the operation and growth of our customer loyalty program; risks associated with outcomes of legal and regulatory matters, and changes in legislation, regulations or interpretations thereof; and other factors described in Item 1A (Risk Factors) above and in other documents that we file or furnish with the SEC.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those indicated or anticipated by such forward-looking statements.  Accordingly, you are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date they are made. Except to the extent required by law, we do not undertake, and expressly disclaim, any duty or obligation to update publicly any forward-looking statement after the date the statement is made, whether as a result of new information, future events, changes in assumptions or otherwise.

Item 7A.  Qualitative and Quantitative Disclosures about Market Risk

We are exposed to interest rate volatility with regard to future issuances of fixed-rate debt, and existing and future issuances of floating-rate debt.  Primary exposures include U.S. Treasury rates, LIBOR, and commercial paper rates.  From time to time, we use interest rate swaps and forward-starting interest rate swaps to hedge our exposure to interest rate changes, to reduce the volatility of our financing costs and, based on current and projected market conditions, achieve a desired proportion of fixed versus floating-rate debt. Generally under these swaps, we agree with a counterparty to exchange the difference between fixed-rate and floating-rate interest amounts based on an agreed upon notional principal amount.  In September 2014, we entered into an additional forward-starting interest rate swap for a $250 million notional amount.

Information regarding our interest rate swap transactions is set forth in Note 10 to our Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.  These financial instruments are sensitive to changes in interest rates.  On August 31, 2014, we had $1.0 billion in long-term debt obligations that had floating interest rates.  A one percentage point increase or decrease in interest rates would increase or decrease the annual interest expense we recognize and the cash we pay for interest expense by approximately $10 million.

In connection with our Purchase and Option Agreement with Alliance Boots and the transactions contemplated thereby, our exposure to foreign currency risks, primarily with respect to the British pound Sterling, and to a lesser extent the Euro and certain other foreign currencies, is expected to increase.  We are exposed to the translation of foreign currency earnings to the U.S. dollar as a result of our 45% interest in Alliance Boots, which we account for using the equity method of accounting on a three-month lag.  This exposure will further increase if the second step transaction is completed.  Foreign currency forward contracts and other derivative instruments may be used from time to time in some instances to hedge in full or in part certain risks relating to foreign currency denominated assets and liabilities, intercompany transactions, and in connection with acquisitions, joint ventures or investments outside the United States.  As of August 31, 2014 and August 31, 2013, we did not have any outstanding foreign exchange derivative instruments.

Changes in AmerisourceBergen common stock price and equity volatility may have a significant impact on the value of the warrants to acquire AmerisourceBergen common stock described in Note 10 to our Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.  As of August 31, 2014, a one dollar change in AmerisourceBergen's common stock would, holding other factors constant, increase or decrease the fair value of the Company's warrants by $22 million and a one percent change in AmerisourceBergen's equity volatility would, holding other factors constant, increase or decrease the fair value of the Company's warrants by $2 million.   Additionally, the Company holds an investment in AmerisourceBergen common stock.  As of August 31, 2014, a one dollar change in AmerisourceBergen's common stock would increase or decrease the fair value of the Company's investment by $12 million.

Item 8.  Financial Statements and Supplementary Data

Consolidated Statements of Earnings

Walgreen Co. and Subsidiaries
For the years ended August 31, 2014, 2013 and 2012
(In millions, except per share amounts)

	2014	2013	2012
Net sales	$76,392	$72,217	$71,633
Cost of sales	54,823	51,098	51,291
Gross Profit	21,569	21,119	20,342
Selling, general and administrative expenses	17,992	17,543	16,878
Gain on sale of business	-	20	-
Equity earnings in Alliance Boots	617	344	-
Operating Income	4,194	3,940	3,464
Interest expense, net	(156)	(165)	(88)
Other (expense) income	(481)	120	-
Earnings Before Income Tax Provision	3,557	3,895	3,376
Income tax provision	1,526	1,445	1,249
Net Earnings	2,031	2,450	2,127
Net earnings attributable to noncontrolling interests	(99)	-	-
Net Earnings Attributable to Walgreen Co.	$1,932	$2,450	$2,127

Net earnings per common share attributable to Walgreen Co. – basic	$2.03	$2.59	$2.43
Net earnings per common share attributable to Walgreen Co. – diluted	2.00	2.56	2.42

Average shares outstanding	953.1	946.0	874.7
Dilutive effect of stock options	12.1	9.2	5.4
Average diluted shares	965.2	955.2	880.1

The accompanying Notes to Consolidated Financial Statements are integral parts of these statements.

Consolidated Statements of Comprehensive Income

Walgreen Co. and Subsidiaries
For the years ended August 31, 2014, 2013 and 2012
(In millions)

	2014	2013	2012
Comprehensive Income

Net Earnings	$2,031	$2,450	$2,127

Other comprehensive income (loss), net of tax:
Postretirement liability	(48)	(5)	52
Changes in unrecognized gain on available-for-sale investments	106	1	-
Unrealized loss on cash flow hedges	(27)	-	-
Share of other comprehensive loss of Alliance Boots	(41)	(59)	-
Cumulative translation adjustments	286	(103)	-
Total Other Comprehensive Income (Loss)	276	(166)	52
Total Comprehensive Income	2,307	2,284	2,179

Comprehensive income attributable to noncontrolling interests	(99)	-	-
Comprehensive income attributable to Walgreen Co.	$2,208	$2,284	$2,179

The accompanying Notes to Consolidated Financial Statements are integral parts of these statements.

Consolidated Statements of Shareholders' Equity

Walgreen Co. and Subsidiaries
For the years ended August 31, 2014, 2013 and 2012
(In millions, except shares and per share amounts)

	Equity attributable to Walgreen Co.
	Common Stock Shares	Common Stock Amount	Treasury Stock Amount	Paid-In Capital	Employee Stock Loan Receivable	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interests	Total Equity
Balance, August 31, 2011	889,294,130	$80	$(4,926)	$834	$(34)	$16	$18,877	$-	$14,847
Net earnings	-	-	-	-	-	-	2,127	-	2,127
Dividends declared ($.95 per share)	-	-	-	-	-	-	(848)	-	(848)
Treasury stock purchases	(34,720,215)	-	(1,191)	-	-	-	-	-	(1,191)
Employee stock purchase and option plans	6,088,749	-	229	(75)	-	-	-	-	154
Stock-based compensation	-	-	-	99	-	-	-	-	99
Employee stock loan receivable	-	-	-	-	15	-	-	-	15
Shares issued for investment in Alliance Boots	83,392,670	0	2,903	78	-	-	-	-	2,981
Postretirement liability, net of $32 tax expense	-	-	-	-	-	52	-	-	52
Balance, August 31, 2012	944,055,334	$80	$(2,985)	$936	$(19)	$68	$20,156	$-	$18,236
Net earnings	-	-	-	-	-	-	2,450	-	2,450
Dividends declared ($1.14 per share)	-	-	-	-	-	-	(1,083)	-	(1,083)
Treasury stock purchases	(13,797,490)	-	(615)	-	-	-	-	-	(615)
Employee stock purchase and option plans	16,337,734	-	486	34	-	-	-	-	520
Stock-based compensation	-	-	-	104	-	-	-	-	104
Employee stock loan receivable	-	-	-	-	8	-	-	-	8
Cumulative currency translation, net of $55 tax benefit	-	-	-	-	-	(103)	-	-	(103)
Share of other comprehensive loss of Alliance Boots, net of $32 tax benefit	-	-	-	-	-	(59)	-	-	(59)
Unrecognized gain on available-for-sale investments, net of tax	-	-	-	-	-	1	-	-	1
Postretirement liability, net of $3 tax benefit	-	-	-	-	-	(5)	-	-	(5)
Balance, August 31, 2013	946,595,578	$80	$(3,114)	$1,074	$(11)	$(98)	$21,523	$-	$19,454
Net earnings		-	-	-	-	-	1,932	99	2,031
Dividends declared ($1.28 per share)	-	-	-	-	-	-	(1,226)	-	(1,226)
Treasury stock purchases	(11,810,351)	-	(705)	-	-	-	-	-	(705)
Employee stock purchase and option plans	15,601,662	-	622	(16)	-	-	-	-	606
Stock-based compensation	-	-	-	114	-	-	-	-	114
Employee stock loan receivable	-	-	-	-	6	-	-	-	6
Cumulative currency translation, net of $154 tax expense	-	-	-	-	-	286	-	-	286
Share of other comprehensive loss of Alliance Boots, net of $22 tax benefit	-	-	-	-	-	(41)	-	-	(41)
Unrecognized gain on available-for-sale investments, net of $63 tax expense	-	-	-	-	-	106	-	-	106
Unrealized loss on cash flow hedge, net of $17 tax benefit	-	-	-	-	-	(27)	-	-	(27)
Post retirement liability, net of $29 tax benefit	-	-	-	-	-	(48)	-	-	(48)
Other	-	-	-	-	-	-	-	5	5
Balance, August 31, 2014	950,386,889	$80	$(3,197)	$1,172	$(5)	$178	$22,229	$104	$20,561

The accompanying Notes to Consolidated Financial Statements are integral parts of these statements.

Consolidated Balance Sheets
Walgreen Co. and Subsidiaries
At August 31, 2014 and 2013
(In millions, except shares and per share amounts)

Assets	2014	2013
Current Assets
Cash and cash equivalents	$2,646	$2,106
Accounts receivable, net	3,218	2,632
Inventories	6,076	6,852
Other current assets	302	284
Total Current Assets	12,242	11,874
Non-Current Assets
Property and equipment, at cost, less accumulated depreciation and amortization	12,257	12,138
Equity investment in Alliance Boots	7,248	6,261
Alliance Boots call option	-	839
Goodwill	2,359	2,410
Other non-current assets	3,076	1,959
Total Non-Current Assets	24,940	23,607
Total Assets	$37,182	$35,481

Liabilities and Equity
Current Liabilities
Short-term borrowings	$774	$570
Trade accounts payable	4,315	4,635
Accrued expenses and other liabilities	3,701	3,577
Income taxes	105	101
Total Current Liabilities	8,895	8,883
Non-Current Liabilities
Long-term debt	3,736	4,477
Deferred income taxes	1,048	600
Other non-current liabilities	2,942	2,067
Total Non-Current Liabilities	7,726	7,144
Commitments and Contingencies (see Note 12)
Equity
Preferred stock, $.0625 par value; authorized 32 million shares; none issued	-	-
Common stock, $.078125 par value; authorized 3.2 billion shares; issued and outstanding 1,028,180,150 shares in 2014 and 2013	80	80
Paid-in capital	1,172	1,074
Employee stock loan receivable	(5)	(11)
Retained earnings	22,229	21,523
Accumulated other comprehensive income (loss)	178	(98)
Treasury stock at cost, 77,793,261 shares in 2014 and 81,584,572 shares in 2013	(3,197)	(3,114)
Total Walgreen Co. Equity	20,457	19,454
Noncontrolling interests	104	-
Total Equity	20,561	19,454
Total Liabilities and Equity	$37,182	$35,481

The accompanying Notes to Consolidated Financial Statements are integral parts of these statements.

Consolidated Statements of Cash Flows
Walgreen Co. and Subsidiaries
For the years ended August 31, 2014, 2013 and 2012
(In millions)

	2014	2013	2012
Cash Flows from Operating Activities
Net earnings	$2,031	$2,450	$2,127
Adjustments to reconcile net earnings to net cash provided by operating activities –
Depreciation and amortization	1,316	1,283	1,166
Change in fair value of warrants and related amortization	(385)	(120)	-
Loss on exercise of call option	866	-	-
Deferred income taxes	177	148	265
Stock compensation expense	114	104	99
Equity earnings in Alliance Boots	(617)	(344)	-
Other	181	113	43
Changes in operating assets and liabilities -
Accounts receivable, net	(616)	(449)	394
Inventories	860	321	1,083
Other current assets	(10)	18	(4)
Trade accounts payable	(339)	182	(439)
Accrued expenses and other liabilities	195	424	(184)
Income taxes	17	103	(228)
Other non-current assets and liabilities	103	68	109
Net cash provided by operating activities	3,893	4,301	4,431
Cash Flows from Investing Activities
Additions to property and equipment	(1,106)	(1,212)	(1,550)
Return of restricted cash	-	-	191
Proceeds from sale of assets	206	145	123
Business and intangible asset acquisitions, net of cash received	(344)	(630)	(491)
Purchases of short term investments held to maturity	(59)	(66)	-
Proceeds from short term investments held to maturity	58	16	-
Proceeds (payments) from sale of business	93	20	(45)
Investment in AmerisourceBergen	(493)	(224)	-
Investment in Alliance Boots	-	-	(4,025)
Other	(86)	(45)	(63)
Net cash used for investing activities	(1,731)	(1,996)	(5,860)
Cash Flows from Financing Activities
Proceeds from issuance of long-term debt	-	4,000	3,000
Payments of long-term debt	(550)	(4,300)	-
Proceeds from financing leases	268	-	-
Stock purchases	(705)	(615)	(1,191)
Proceeds related to employee stock plans	612	486	165
Cash dividends paid	(1,199)	(1,040)	(787)
Other	(48)	(27)	(17)
Net cash (used for) provided by financing activities	(1,622)	(1,496)	1,170
Changes in Cash and Cash Equivalents
Net increase (decrease) in cash and cash equivalents	540	809	(259)
Cash and cash equivalents at beginning of year	2,106	1,297	1,556
Cash and cash equivalents at end of year	$2,646	$2,106	$1,297

The accompanying Notes to Consolidated Financial Statements are integral parts of these statements.

Notes to Consolidated Financial Statements

(1)	Summary of Major Accounting Policies

Description of Business
The Company is principally in the retail drugstore business and its operations are within one reportable segment.  At August 31, 2014, there were 8,309 drugstore and other locations in all 50 states, the District of Columbia, Puerto Rico and U.S. Virgin Islands.  Prescription sales were 64.2% of total sales for fiscal 2014 compared to 62.9% in 2013 and 63.2% in 2012.

Basis of Presentation
The consolidated financial statements include the accounts of the Company and its subsidiaries.  All intercompany transactions have been eliminated.  The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and include amounts based on management's prudent judgments and estimates.  Actual results may differ from these estimates.

The Company's 45% proportionate share of earnings in the Alliance Boots GmbH (Alliance Boots) equity method investment is included in consolidated net earnings.  The Company reports its share of equity earnings in Alliance Boots within the operating section in the Consolidated Statements of Earnings because operations of Alliance Boots are integral to Walgreens.  The companies share common board of director members, recognize purchasing synergies through Walgreens Boots Alliance Development GmbH, a 50/50 joint venture, as well as engage in intercompany sales transactions on select front-end merchandise.  Because of the three-month lag and the timing of the closing of this investment, only the ten months of August through May's results of operations are reflected in the equity earnings in Alliance Boots included in the Company's reported net earnings for year ended August 31, 2013 compared to twelve months operating results for June through May in the current fiscal year.

The Company directly owns a 50% interest in Walgreens Boots Alliance Development GmbH and indirectly owns an additional ownership interest through its 45% ownership in Alliance Boots, representing a direct and indirect economic interest of 72.5%.  The financial results of the Walgreens Boots Alliance Development GmbH joint venture are fully consolidated into the Company's consolidated financial statements and reported without a lag.  As the joint venture is included within the Company's operating results, Alliance Boots proportionate share of Walgreens Boots Alliance Development GmbH earnings is removed from equity earnings and presented as a component of noncontrolling interests.

Cash and Cash Equivalents
Cash and cash equivalents include cash on hand and all highly liquid investments with an original maturity of three months or less.  Credit and debit card receivables from banks, which generally settle within two business days, of $229 million and $160 million were included in cash and cash equivalents at August 31, 2014 and 2013, respectively.  At August 31, 2014 and 2013, the Company had $1.9 billion and $1.6 billion, respectively, in money market funds, all of which was included in cash and cash equivalents.

The Company's cash management policy provides for controlled disbursement.  As a result, the Company had outstanding checks in excess of funds on deposit at certain banks.  These amounts, which were $267 million at August 31, 2014, and $274 million at August 31, 2013, are included in trade accounts payable in the accompanying Consolidated Balance Sheets.

Allowance for Doubtful Accounts
The provision for bad debt is based on both historical write-off percentages and specifically identified receivables. Activity in the allowance for doubtful accounts was as follows (in millions):

	2014	2013	2012
Balance at beginning of year	$154	$99	$101
Bad debt provision	86	124	107
Write-offs	(67)	(69)	(109)
Balance at end of year	$173	$154	$99

Inventories
Inventories are valued on a lower of last-in, first-out (LIFO) cost or market basis.  At August 31, 2014 and 2013, inventories would have been greater by $2.3 billion and $2.1 billion, respectively, if they had been valued on a lower of first-in, first-out (FIFO) cost or market basis.  As a result of declining inventory levels, the fiscal 2014, 2013 and 2012 LIFO provisions were reduced by LIFO liquidations of $187 million, $194 million and $268 million, respectively.  Inventory includes product costs, inbound freight, warehousing costs and vendor allowances not classified as a reduction of advertising expense.

Equity Method Investments
The Company uses the equity method to account for investments in companies if the investment provides the ability to exercise significant influence, but not control, over operating and financial policies of the investee.  The Company's proportionate share of the net income or loss of these companies is included in consolidated net earnings.  Judgment regarding the level of influence over each equity method investment includes considering key factors such as the Company's ownership interest, representation on the board of directors, participation in policy-making decisions and material intercompany transactions.

The Company purchases inventory from Alliance Boots in the ordinary course of business.  These related party inventory purchases, which began in fiscal 2013, were not material in fiscal 2014 or 2013.

The underlying net assets of the Company's equity method investment in Alliance Boots include goodwill and indefinite-lived intangible assets.  These assets are evaluated for impairment annually or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.  Based on the Company's evaluation as of August 31, 2014, the fair value of one Alliance Boots pharmaceutical wholesale reporting unit did not exceed its carrying amount by a significant amount.  Goodwill allocated to this reporting unit by Alliance Boots as of May 31, 2014 was £255 million, £115 million based on the Company's 45% ownership percentage (approximately $193 million using May 31, 2014 exchange rates).  The Company utilizes a three-month lag in reporting its share of equity income in Alliance Boots, including this reporting unit.  The Company will continue to monitor this reporting unit in accordance with Accounting Standards Codification 350, Intangibles - Goodwill and Other.

Property and Equipment
Depreciation is provided on a straight-line basis over the estimated useful lives of owned assets.  Leasehold improvements and leased properties under capital leases are amortized over the estimated useful life of the property or over the term of the lease, whichever is shorter.  Estimated useful lives range from 10 to 39 years for land improvements, buildings and building improvements; and 2 to 13 years for equipment.  Major repairs, which extend the useful life of an asset, are capitalized; routine maintenance and repairs are charged against earnings.  The majority of the business uses the composite method of depreciation for equipment.  Therefore, gains and losses on retirement or other disposition of such assets are included in earnings only when an operating location is closed, completely remodeled or impaired.  Fully depreciated property and equipment are removed from the cost and related accumulated depreciation and amortization accounts.  Property and equipment consists of (in millions):

	2014	2013
Land and land improvements
Owned locations	$3,059	$3,203
Distribution centers	93	97
Other locations	266	219
Buildings and building improvements
Owned locations	3,927	3,805
Leased locations (leasehold improvements only)	2,041	1,811
Distribution centers	582	620
Other locations	351	351
Equipment
Locations	5,454	5,334
Distribution centers	1,170	1,190
Other locations	935	755
Capitalized system development costs	688	581
Capital lease properties	530	215
	19,096	18,181
Less: accumulated depreciation and amortization	6,839	6,043
	$12,257	$12,138

Depreciation expense for property and equipment was $923 million in fiscal 2014, $894 million in fiscal 2013 and $841 million in fiscal 2012.

The Company capitalizes application stage development costs for significant internally developed software projects, such as upgrades to the store point-of-sale system.  These costs are amortized over a five-year period.  Amortization expense was $111 million in fiscal 2014, $100 million in fiscal 2013 and $70 million in fiscal 2012.  Unamortized costs at August 31, 2014 and August 31, 2013, were $410 million and $374 million, respectively.

Goodwill and Other Intangible Assets
Goodwill represents the excess of the purchase price over the fair value of assets acquired and liabilities assumed.  The Company accounts for goodwill and intangibles under ASC Topic 350, Intangibles – Goodwill and Other, which does not permit amortization, but requires the Company to test goodwill and other indefinite-lived assets for impairment annually or whenever events or circumstances indicate impairment may exist.

Impaired Assets and Liabilities for Store Closings
The Company tests long-lived assets for impairment whenever events or circumstances indicate that a certain asset may be impaired.  Store locations that have been open at least five years are reviewed for impairment indicators at least annually.  Once identified, the amount of the impairment is computed by comparing the carrying value of the assets to the fair value, which is based on the discounted estimated future cash flows.  Impairment charges included in selling, general and administrative expenses were $167 million in fiscal 2014, primarily resulting from the Company's store optimization plan.  Impairment charges recognized in fiscal 2013 and 2012 were $30 million and $27 million respectively.

The Company also provides for future costs related to closed locations.  The liability is based on the present value of future rent obligations and other related costs (net of estimated sublease rent) to the first lease option date.  The reserve for store closings including $137 million from locations closed under the Company's optimization plan, was $257 million as of August 31, 2014 compared to $123 million as of August 31 2013.  See Note 2 for additional disclosure regarding the Company's reserve for future costs related to closed locations.

Financial Instruments
The Company had $151 million and $197 million of outstanding letters of credit at August 31, 2014 and 2013, respectively, which guarantee the purchase of foreign goods, and additional outstanding letters of credit of $259 million and $263 million at August 31, 2014 and 2013, respectively, which guarantee payments of insurance claims.  The insurance claim letters of credit are annually renewable and will remain in place until the insurance claims are paid in full. Letters of credit of $9 million and $4 million were outstanding at August 31, 2014, and August 31, 2013, respectively, to guarantee performance of construction contracts.  The Company pays a facility fee to the financing bank to keep these letters of credit active.  The Company had real estate development purchase commitments of $169 million and $185 million at August 31, 2014 and 2013, respectively.

The Company uses interest rate swaps to manage its interest rate exposure associated with some of its fixed-rate borrowings.  At August 31, 2014, the Company had $1 billion of fixed-rate debt swapped to floating designated as fair value hedges.  The Company also manages its interest rate exposure associated with its anticipated debt issuance.  In fiscal 2014, the Company entered into a series of forward starting interest rate swap transactions locking in the then current three-month LIBOR interest rate on $1.5 billion of anticipated debt issuance.  These forward starting swap transactions are designated as cash flow hedges.  The Company's fair value and cash flow hedges are accounted for according to ASC Topic 815, Derivatives and Hedging, and measured at fair value in accordance with ASC Topic 820, Fair Value Measurement and Disclosures.  See Notes 10 and 11 for additional disclosure regarding financial instruments.

Revenue Recognition
The Company recognizes revenue at the time the customer takes possession of the merchandise.  Customer returns are immaterial.  Sales taxes are not included in revenue.

Gift Cards
The Company sells Walgreens gift cards to retail store customers and through its website.  The Company does not charge administrative fees on unused gift cards and most gift cards do not have an expiration date.  Income from gift cards is recognized when (1) the gift card is redeemed by the customer; or (2) the likelihood of the gift card being redeemed by the customer is remote (gift card breakage) and there is no legal obligation to remit the value of unredeemed gift cards to the relevant jurisdictions.  The Company's gift card breakage rate is determined based upon historical redemption patterns.  Gift card breakage income, which is included in selling, general and administrative expenses, was not significant in fiscal 2014, 2013 or 2012.

Loyalty Program
The Company's rewards program, Balance® Rewards, is accrued as a charge to cost of sales at the time a point is earned.  Points are funded internally and through vendor participation, and are credited to cost of sales at the time a vendor-sponsored point is earned.  Breakage is recorded as points expire as a result of a member's inactivity or if the points remain unredeemed after three years.  Breakage income, which is reported in cost of sales, was not significant in fiscal 2014 or 2013.

Cost of Sales
Cost of sales is derived based upon point-of-sale scanning information with an estimate for shrinkage and is adjusted based on periodic inventories.  In addition to product costs, cost of sales includes warehousing costs, purchasing costs, freight costs, cash discounts and vendor allowances.

Vendor Allowances
Vendor allowances are principally received as a result of purchases, sales or promotion of vendors' products.  Allowances are generally recorded as a reduction of inventory and are recognized as a reduction of cost of sales when the related merchandise is sold.  Those allowances received for promoting vendors' products are offset against advertising expense and result in a reduction of selling, general and administrative expenses to the extent of advertising costs incurred, with the excess treated as a reduction of inventory costs.

Selling, General and Administrative Expenses
Selling, general and administrative expenses mainly consist of store salaries, occupancy costs, and expenses directly related to stores.  In addition, other costs included are headquarters' expenses, advertising costs (net of advertising revenue) and insurance.

Advertising Costs
Advertising costs, which are reduced by the portion funded by vendors, are expensed as incurred.  Net advertising expenses, which are included in selling, general and administrative expenses, were $265 million in fiscal 2014, $286 million in fiscal 2013 and $291 million in fiscal 2012.  Included in net advertising expenses were vendor advertising allowances of $256 million in fiscal 2014, $240 million in fiscal 2013 and $239 million in fiscal 2012.

Insurance
The Company obtains insurance coverage for catastrophic exposures as well as those risks required by law to be insured.  It is the Company's policy to retain a significant portion of certain losses related to workers' compensation, property, comprehensive general, pharmacist and vehicle liability.  Liabilities for these losses are recorded based upon the Company's estimates for claims incurred and are not discounted.  The provisions are estimated in part by considering historical claims experience, demographic factors and other actuarial assumptions.

Available-for-Sale Investments
The Company, Alliance Boots and AmerisourceBergen Corporation (AmerisourceBergen) entered into a Framework Agreement dated as of March 18, 2013, pursuant to which Walgreens and Alliance Boots together were granted the right to purchase a minority equity position in AmerisourceBergen, beginning with the right, but not the obligation, to purchase up to 19,859,795 shares of AmerisourceBergen common stock (approximately 7 percent of the then fully diluted equity of AmerisourceBergen, assuming the exercise in full of the warrants described below) in open market transactions.  As of August 31, 2014, the Company held 11.5 million shares of AmerisourceBergen common stock which are classified as available-for-sale.  See Note 6 for additional disclosure regarding the Company's available-for-sale investments.

Warrants
The Company and Alliance Boots were each issued (a) a warrant to purchase shares of AmerisourceBergen common stock exercisable during a six-month period beginning in March 2016, and (b) a warrant to purchase shares of AmerisourceBergen common stock exercisable during a six-month period beginning in March 2017.  The Company's warrants are valued at the date of issuance and the end of the period using a Monte Carlo simulation.  Key assumptions used in the valuation include risk-free interest rates using constant maturity treasury rates; the dividend yield for AmerisourceBergen's common stock; AmerisourceBergen's common stock price at the valuation date; AmerisourceBergen's equity volatility; the number of shares of AmerisourceBergen's common stock outstanding; the number of employee stock options and the exercise price; and the details specific to the warrants.  The fair value of the Company's warrants on March 18, 2013, the date of issuance, was $77 million.  The Company recorded the fair value of its warrants as a non-current asset with a corresponding deferred credit in its Consolidated Balance Sheets.  The deferred credit attributable to the warrants will be amortized over the life of the warrants.  The fair value of the Company's warrants at August 31, 2014 and 2013 was $553 million and $188 million, respectively, resulting in the Company recording other income of $366 million and $111 million within its Consolidated Statements of Earnings.  The increase in the fair value of the warrants was primarily attributable to the increase in the price of AmerisourceBergen's common stock.  In addition, the Company recorded $19 million and $9 million in fiscal 2014 and 2013, respectively, of other income relating to the amortization of the deferred credit.  See Note 10 for additional disclosure regarding the Company's warrants.

Pre-Opening Expenses
Non-capital expenditures incurred prior to the opening of a new or remodeled store are expensed as incurred.

Stock-Based Compensation Plans
In accordance with ASC Topic 718, Compensation – Stock Compensation, the Company recognizes compensation expense on a straight-line basis over the employee's vesting period or to the employee's retirement eligible date, if earlier.  Total stock-based compensation expense for fiscal 2014, 2013 and 2012 was $114 million, $104 million and $99 million, respectively.  The recognized tax benefit was $31 million, $30 million and $9 million for fiscal 2014, 2013 and 2012, respectively.  Unrecognized compensation cost related to non-vested awards at August 31, 2014, was $188 million.  This cost is expected to be recognized over a weighted average of three years.  See Note 14 for more information on the Company's stock-based compensation plans.  See Note 14 for more information on the Company's stock-based compensation plans.

Interest Expense
The Company capitalized $6 million, $7 million and $9 million of interest expense as part of significant construction projects during fiscal 2014, 2013 and 2012, respectively.  Interest paid, which is net of capitalized interest, was $161 million in fiscal 2014, $158 million in fiscal 2013 and $108 million in fiscal 2012.

Income Taxes
The Company accounts for income taxes according to the asset and liability method.  Under this method, deferred tax assets and liabilities are recognized based upon the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured pursuant to tax laws using rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rate is recognized in income in the period that includes the enactment date.  Valuation allowances are established when necessary to reduce deferred tax assets to the amounts more likely than not to be realized.

In determining the Company's provision for income taxes, an annual effective income tax rate based on full-year income, permanent differences between book and tax income, and statutory income tax rates are used.  The effective income tax rate also reflects the Company's assessment of the ultimate outcome of tax audits in addition to any foreign-based income deemed to be taxable in the United States.  Discrete events such as audit settlements or changes in tax laws are recognized in the period in which they occur.

The Company is subject to routine income tax audits that occur periodically in the normal course of business.  U.S. federal, state and local and foreign tax authorities raise questions regarding the Company's tax filing positions, including the timing and amount of deductions and the allocation of income among various tax jurisdictions.  In evaluating the tax benefits associated with its various tax filing positions, the Company records a tax benefit for uncertain tax positions using the highest cumulative tax benefit that is more likely than not to be realized.  Adjustments are made to the liability for unrecognized tax benefits in the period in which the Company determines the issue is effectively settled with the tax authorities, the statute of limitations expires for the return containing the tax position or when more information becomes available.  The Company's liability for unrecognized tax benefits, including accrued penalties and interest, is included in other long-term liabilities on the Consolidated Balance Sheets and in income tax expense in the Consolidated Statements of Earnings.

Earnings Per Share
The dilutive effect of outstanding stock options on earnings per share is calculated using the treasury stock method.  Stock options are anti-dilutive and excluded from the earnings per share calculation if the exercise price exceeds the average market price of the common shares.  Outstanding options to purchase common shares that were anti-dilutive and excluded from earnings per share totaled 3,510,395, 12,316,949 and 32,593,870 in fiscal 2014, 2013 and 2012, respectively.

New Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (FASB) issued ASU 2014-09, Revenue from Contracts with Customers, as a new Topic, ASC Topic 606.  The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized.  The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  This ASU is effective for annual periods beginning after December 15, 2016 (fiscal 2018) and shall be applied retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption.  The Company is evaluating the effect of adopting this new accounting guidance, but does not expect adoption will have a material impact on the Company's results of operations, cash flows or financial position.

In April 2014, the FASB issued ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.  This ASU raises the threshold for a disposal to qualify as discontinued operations and requires new disclosures for individually material disposal transactions that do not meet the definition of a discontinued operation. Under the new standard, companies report discontinued operations when they have a disposal that represents a strategic shift that has or will have a major impact on operations or financial results.  This update will be applied prospectively and is effective for annual periods, and interim periods within those years, beginning after December 15, 2014 (fiscal 2016). Early adoption is permitted provided the disposal was not previously disclosed.  This update will not have a material impact on the Company's reported results of operations and financial position.  This ASU is non-cash in nature and will not affect the Company's cash position.

In May 2013, the FASB reissued an exposure draft on lease accounting that would require entities to recognize assets and liabilities arising from lease contracts on the balance sheet.  The proposed exposure draft states that lessees and lessors should apply a "right-of-use model" in accounting for all leases.  Under the proposed model, lessees would recognize an asset for the right to use the leased asset, and a liability for the obligation to make rental payments over the lease term.  When measuring the asset and liability, variable lease payments are excluded, whereas renewal options that provide a significant economic incentive upon renewal would be included.  The accounting by a lessor would reflect its retained exposure to the risks or benefits of the underlying leased asset.  A lessor would recognize an asset representing its right to receive lease payments based on the expected term of the lease.  The lease expense from real estate based leases would continue to be recorded under a straight-line approach, but other leases not related to real estate would be expensed using an effective interest method that would accelerate lease expense. A final standard is currently expected to be issued in calendar 2014 and would be effective no earlier than annual reporting periods beginning on January 1, 2017 (fiscal 2018 for the Company).  The proposed standard, as currently drafted, would have a material impact on the Company's financial position and the impact on the Company's reported results of operations is being evaluated.  The impact of this exposure draft is non-cash in nature and would not affect the Company's cash position.

(2)	Store Closures

In March 2014, the Board of Directors approved a plan to close underperforming stores in efforts to optimize and focus resources in a manner intended to increase shareholder value.  Total pre-tax charges associated with the plan are estimated to be between $240 million and $280 million.  In fiscal 2014, the Company incurred pre-tax charges of $209 million as a result of closing 67 stores; $137 million from lease termination costs, $71 million from asset impairment charges and $1 million of other charges.

(3)	Leases

The Company owns approximately 20% of its operating locations; the remaining locations are leased premises.  Initial terms are typically 20 to 25 years, followed by additional terms containing renewal options at five-year intervals, and may include rent escalation clauses.  The commencement date of all lease terms is the earlier of the date the Company becomes legally obligated to make rent payments or the date the Company has the right to control the property.  The Company recognizes rent expense on a straight-line basis over the term of the lease.  In addition to minimum fixed rentals, some leases provide for contingent rentals based upon a portion of sales.

The Company continuously evaluates its real estate portfolio in conjunction with its capital needs.  In fiscal 2014, the Company entered into several sale-leaseback transactions.  In some of these transactions, the Company negotiated fixed rate renewal options which constitute a form of continuing involvement, resulting in the assets remaining on the balance sheet and a corresponding finance lease obligation.

Minimum rental commitments at August 31, 2014, under all leases having an initial or remaining non-cancelable term of more than one year are shown below (in millions):

	Financing Obligation	Capital Lease	Operating Lease
2015	$18	$43	$2,569
2016	18	41	2,533
2017	18	39	2,493
2018	18	38	2,407
2019	18	38	2,295
Later	1,328	665	22,168
Total minimum lease payments	$1,418	$864	$34,465

The capital and finance lease amounts include $1.5 billion of imputed interest and executory costs.  Total minimum lease payments have not been reduced by minimum sublease rentals of approximately $141 million on leases due in the future under non-cancelable subleases.

The Company provides for future costs related to closed locations.  The liability is based on the present value of future rent obligations and other related costs (net of estimated sublease rent) to the first lease option date.  In fiscal 2014, 2013 and 2012, the Company recorded charges of $177 million, $43 million and $20 million, respectively, for facilities that were closed or relocated under long-term leases, including stores closed through the Company's store optimization plan.  These charges are reported in selling, general and administrative expenses on the Consolidated Statements of Earnings.

The changes in reserve for facility closings and related lease termination charges include the following (in millions):

	Year Ended August 31,
	2014	2013
Balance – beginning of period	$123	$117
Provision for present value of non-cancellable lease payments of closed facilities	171	34
Assumptions about future sublease income, terminations and changes in interest rates	(8)	(6)
Interest accretion	14	15
Cash payments, net of sublease income	(43)	(37)
Balance – end of period	$257	$123

The Company remains secondarily liable on 20 assigned leases.  The maximum potential undiscounted future payments are $33 million at August 31, 2014.  Lease option dates vary, with some extending to 2041.

Rental expense, which includes common area maintenance, insurance and taxes, was as follows (in millions):

	2014	2013	2012
Minimum rentals	$2,687	$2,644	$2,585
Contingent rentals	5	6	6
Less: Sublease rental income	(22)	(22)	(20)
	$2,670	$2,628	$2,571

(4)	Acquisitions and Divestitures

In June 2014, the Company completed the sale of a majority interest in its subsidiary, Take Care Employer Solutions, LLC (Take Care Employer) to Water Street Healthcare Partners (Water Street).  At the same time, Water Street made an investment in CHS Health Services (CHS), an unrelated entity and merged CHS with Take Care Employer to create a leading worksite health company dedicated to improving the cost and quality of employee health care.  Water Street owns a majority interest in the new company while Walgreens owns a significant minority interest and has representatives on the new company's board of directors.  The value of the investment at August 31, 2014 was $67 million.  The Company recognized an immaterial gain on the transaction.

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

The aggregate purchase price of all business and intangible asset acquisitions, excluding Kerr Drug, was $171 million in fiscal 2014.  These acquisitions added $13 million to goodwill and $119 million to intangible assets, primarily prescription files.  The remaining fair value relates to immaterial amounts of tangible assets, less liabilities assumed.  Operating results of businesses acquired have been included in the Consolidated Statements of Earnings from their respective acquisition dates forward and were not material.

In fiscal 2013, the Company acquired Stephen L. LaFrance Holdings, Inc. (USA Drug) for $436 million net of assumed cash.  This acquisition increased the Company's presence in the mid-South region of the country.  The purchase price allocation for this acquisition added $220 million to goodwill and $156 million to intangible assets, primarily prescription files and non-compete agreements, with $60 million allocated to net tangible assets, primarily inventory.  The Company also acquired an 80% interest in Cystic Fibrosis Foundation Pharmacy LLC for $29 million net of assumed cash and a call option to acquire the remaining 20% interest in 2015.  The investment provides joint ownership in a specialty pharmacy for cystic fibrosis patients and their families and a provider of new product launch support and call center services for drug manufacturers.  The investment added $16 million to goodwill and $21 million to intangible assets, primarily payer contracts.

(5)	Equity Method Investments

Equity method investments as of August 31, 2014 and 2013, were as follows (in millions, except percentages):

	2014		2013
	Carrying Value	Ownership Percentage	Carrying Value	Ownership Percentage
Alliance Boots	$7,248	45%	$6,261	45%
Other equity method investments	74	30% - 50%	7	30% - 50%
Total Equity Method Investments	$7,322		$6,268

Alliance Boots

On August 2, 2012, pursuant to a Purchase and Option Agreement dated June 18, 2012, by and among the Company, Alliance Boots GmbH and AB Acquisitions Holdings Limited (the Purchase and Option Agreement), the Company acquired 45% of the issued and outstanding share capital of Alliance Boots in exchange for $4.025 billion in cash and approximately 83.4 million shares of Company common stock.  On August 5, 2014, the Company entered into an amendment to the purchase and option agreement, which among other things, accelerated the option period from August 5, 2014 to February 5, 2015.  The Purchase and Option Agreement, as amended on August 5, 2014, provides, subject to the satisfaction or waiver of specified conditions, a call option that gives the Company the right, but not the obligation, to acquire the remaining 55% of Alliance Boots (second step transaction) in exchange for an additional £3.1 billion in cash (approximately $5.2 billion using August 31, 2014 exchange rates) as well as an additional 144.3 million Company shares, subject to certain adjustments.  Pursuant to the amended Option Agreement, the Company exercised its option on August 5, 2014.  In certain circumstances, if the second step transaction does not close, the Company's ownership of Alliance Boots will reduce from 45% to 42% in exchange for nominal consideration.  The Company's equity earnings, initial investment and the call option exclude the Alliance Boots minority interest in Galenica Ltd. (Galenica).  The Alliance Boots investment in Galenica was distributed to the Alliance Boots shareholders other than the Company in May 2013, which had no impact on the Company's financial results.

The call option, prior to its amendment and subsequent exercise, was valued using a Monte Carlo simulation using assumptions surrounding Walgreens equity value as well as the potential impacts of certain provisions of the Purchase and Option Agreement that are described in the Form 8-K filed by the Company on June 19, 2012.  The call option was accounted for at cost and subsequently adjusted for foreign currency translation gains or losses.  The final purchase price allocation resulted in $6.1 billion of the total consideration being allocated to the investment and $866 million being allocated to the call option based on their relative fair values.  The amendment to the call option was accounted for as a non-monetary exchange with the amended call option valued as an out-of-the-money option using a Monte Carlo simulation.  The $866 million remeasurement loss was recorded in other (expense)/income on the Consolidated Statements of Earnings.

The Company accounts for its 45% investment in Alliance Boots using the equity method of accounting.   Investments accounted for under the equity method are recorded initially at cost and subsequently adjusted for the Company's share of the net income or loss and cash contributions and distributions to or from these entities.  Because the underlying net assets in Alliance Boots are denominated in a foreign currency, translation gains or losses will impact the recorded value of the Company's investment.  The Company utilizes a three-month lag in reporting equity income in Alliance Boots.  Due to the lag and timing of the investment, only 10 months results of Alliance Boots were recorded in fiscal 2013 compared to 12 months of results recorded in fiscal 2014.  The Company's investment is recorded as "Equity investment in Alliance Boots" in the Consolidated Balance Sheets.

The Company's initial investment in Alliance Boots exceeded its proportionate share of the net assets of Alliance Boots by $2.4 billion.  This premium of $2.4 billion is recognized as part of the carrying value in the Company's equity investment in Alliance Boots.  The difference is primarily related to the fair value of Alliance Boots indefinite-lived intangible assets and goodwill.  The Company's equity method income from the investment in Alliance Boots is adjusted to reflect the amortization of fair value adjustments in certain definite-lived assets of Alliance Boots.  The Company's incremental amortization expense associated with the Alliance Boots investment was approximately $42 million in fiscal 2014.  In fiscal 2013, the Company recognized approximately $57 million, including the inventory step-up, which was amortized over the first inventory turn.

During July 2013, the UK Government enacted a law to reduce the UK corporate tax rate effective April 2014 with a further reduction scheduled to take effect in April 2015.  The non-cash impact of $71 million was recorded in fiscal 2014 due to the three-month lag.

Other Equity Method Investments

Other equity method investments relate to joint ventures associated with the Company's infusion and respiratory business and its equity method investment received through the sale of the Take Care Employer business.  These investments are included within other non-current assets on the Consolidated Balance Sheets.  The Company's share of equity income is reported within selling, general and administrative expenses in the Consolidated Statements of Earnings.

Summarized Financial Information

Summarized financial information for the Company's equity method investees is as follows:

Balance Sheet (in millions)

	At August 31,
	2014(1)	2013(1)
Current Assets	$8,768	$8,906
Non-Current Assets	21,525	19,484
Current Liabilities	7,791	7,204
Non-Current Liabilities	11,285	12,228
Shareholders' Equity (2)	11,217	8,958

Income Statement (in millions)

	Year Ended August 31,
	2014(3)	2013	2012
Net sales	$37,305	$30,446	$37
Gross Profit	7,927	6,391	17
Net Earnings	1,446	1,022	2
Share of income from investments accounted for using the equity method(3)	618	345	1

(1) Net assets in Alliance Boots are translated at the May 31, 2014 spot rate of $1.68 to one British pound Sterling, corresponding to the three-month lag.  Fiscal 2013 net assets in Alliance Boots were translated at a spot rate of $1.52 to one British pound Sterling.
(2) Shareholders' equity at August 31, 2014 and 2013, includes $257 million and $374 million related to non-controlling interests, respectively.
(3) The Company utilizes a three-month lag in reporting its share of equity income in Alliance Boots.  The fiscal year ended August 31, 2013 included only ten month's results for Alliance Boots because of the three-month lag and the timing of the investment on August 2, 2012, compared to twelve months results recorded in fiscal 2014.  Earnings in Alliance Boots are translated at the average exchange rate of $1.61 and $1.57 to one British pound Sterling for the years ended August 31, 2014 and 2013 respectively.  Walgreens Boots Alliance Development GmbH operations are excluded from these results as the Company consolidates the joint venture.

(6)	Available-for-Sale Investments

In conjunction with its long-term relationship with AmerisourceBergen, the Company has the right to acquire up to 7% of the common shares of AmerisourceBergen through open market transactions.  The Company's cost basis of common shares acquired in fiscal 2014 and 2013 were $493 million and $224 million, respectively.  The available-for-sale investment is classified as long-term and reported at fair value within other non-current assets in the Consolidated Balance Sheets.  The Company also holds other investments with maturities greater than 90 days that are reported at fair value within other current assets in the Consolidated Balance Sheets.

Fair value adjustments are based on quoted stock prices with the unrealized holding gains and losses reported in other comprehensive income.  Unrealized holding gains at August 31, 2014 and 2013 were $170 million and $1 million, respectively.  See Note 11 for additional fair value disclosures.  Available-for-sale investments reported at fair value at August 31, 2014 and 2013 were $887 million and $225 million, respectively.

(7)	Goodwill and Other Intangible Assets

Goodwill and other indefinite-lived intangible assets are not amortized, but are evaluated for impairment annually during the fourth quarter, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.  As part of the Company's impairment analysis for each reporting unit, the Company engaged a third party appraisal firm to assist in the determination of estimated fair value for each unit.  This determination included estimating the fair value using both the income and market approaches.  The income approach requires management to estimate a number of factors for each reporting unit, including projected future operating results, economic projections, anticipated future cash flows and discount rates.  The market approach estimates fair value using comparable marketplace fair value data from within a comparable industry grouping.

The determination of the fair value of the reporting units and the allocation of that value to individual assets and liabilities within those reporting units requires the Company to make significant estimates and assumptions.  These estimates and assumptions primarily include, but are not limited to: the selection of appropriate peer group companies; control premiums appropriate for acquisitions in the industries in which the Company competes; the discount rate; terminal growth rates; and forecasts of revenue, operating income, depreciation and amortization and capital expenditures.  The allocation requires several analyses to determine the fair value of assets and liabilities including, among other things, purchased prescription files, customer relationships and trade names.  Although the Company believes its estimates of fair value are reasonable, actual financial results could differ from those estimates due to the inherent uncertainty involved in making such estimates.  Changes in assumptions concerning future financial results or other underlying assumptions could have a significant impact on either the fair value of the reporting units, the amount of the goodwill impairment charge, or both.  The Company also compared the sum of the estimated fair values of its reporting units to the Company's total value as implied by the market value of its equity and debt securities.  This comparison indicated that, in total, its assumptions and estimates were reasonable.  However, future declines in the overall market value of the Company's equity and debt securities may indicate that the fair value of one or more reporting units has declined below its carrying value.
One measure of the sensitivity of the amount of goodwill impairment charges to key assumptions is the amount by which each reporting unit "passed" (fair value exceeds the carrying amount) or "failed" (the carrying amount exceeds fair value) the first step of the goodwill impairment test.  The Company's reporting units' fair values exceeded their carrying amounts ranging from approximately 12% to more than 117%.

Generally, changes in estimates of expected future cash flows would have a similar effect on the estimated fair value of the reporting unit.  That is, a 1% change in estimated future cash flows would change the estimated fair value of the reporting unit by approximately 1%.  The estimated long-term rate of net sales growth can have a significant impact on the estimated future cash flows, and therefore, the fair value of each reporting unit.  Of the other key assumptions that impact the estimated fair values, most reporting units have the greatest sensitivity to changes in the estimated discount rate.  The Company believes that its estimates of future cash flows and discount rates are reasonable, but future changes in the underlying assumptions could differ due to the inherent uncertainty in making such estimates.

Changes in the carrying amount of goodwill consist of the following activity (in millions):

	2014	2013
Net book value – September 1	$2,410	$2,161
Acquisitions	58	236
Sale of business	(92)	-
Other (1)	(17)	13
Net book value – August 31	$2,359	$2,410

(1)	"Other" primarily represents immaterial purchase accounting adjustments for the Company's acquisitions.

In June 2014, the Company completed the sale of a majority interest in its subsidiary, Take Care Employer.  As a result, $92 million of goodwill allocated to this business was removed from goodwill on the consolidated balance sheet.

In November 2013, the Company purchased certain assets of Kerr Drug and its affiliates for $173 million, subject to adjustment in certain circumstances.  The Company recorded $45 million of goodwill and $54 million of intangible assets in conjunction with the preliminary purchase accounting for this acquisition.

In September 2012, the Company purchased the regional drugstore chain USA Drug from Stephen L. LaFrance Holdings, Inc. and members of the LaFrance family for $436 million net of assumed cash and selected other assets (primarily prescription files).  In December 2012, the Company purchased an 80% interest in Cystic Fibrosis Foundation Pharmacy LLC for $29 million, net of assumed cash.  The USA Drug and Cystic Fibrosis acquisitions added $220 million and $16 million of goodwill, respectively.

The carrying amount and accumulated amortization of intangible assets consists of the following (in millions):

	2014	2013
Gross Intangible Assets
Purchased prescription files	$1,079	$1,099
Favorable lease interests	382	381
Purchasing and payer contracts	301	347
Non-compete agreements	151	153
Trade names	199	199
Other amortizable intangible assets	4	4
Total gross intangible assets	2,116	2,183

Accumulated amortization
Purchased prescription files	(474)	(467)
Favorable lease interests	(174)	(143)
Purchasing and payer contracts	(145)	(147)
Non-compete agreements	(70)	(67)
Trade names	(69)	(49)
Other amortizable intangible assets	(4)	(3)
Total accumulated amortization	(936)	(876)
Total intangible assets, net	$1,180	$1,307

Amortization expense for intangible assets was $282 million in fiscal 2014, $289 million in fiscal 2013 and $255 million in fiscal 2012.  The weighted-average amortization period for purchased prescription files was six years for fiscal 2014 and seven years for fiscal 2013.  The weighted-average amortization period for favorable lease interests was 11 years for fiscal 2014 and 2013.  The weighted-average amortization period for purchasing and payer contracts was 13 years for fiscal 2014 and 2013.  The weighted-average amortization period for non-compete agreements was five years for fiscal 2014 and six years for fiscal 2013.  The weighted-average amortization period for trade names was 12 years for fiscal 2014 and 12 years for fiscal 2013.  The weighted-average amortization period for other amortizable intangible assets was eight years for fiscal 2014 and 10 years for fiscal 2013.

Expected amortization expense for intangible assets recorded at August 31, 2014, not including amounts related to Alliance Boots that will be amortized through equity method investment income, is as follows (in millions):

2015	2016	2017	2018	2019
$250	$210	$167	$129	$106

(8)	Income Taxes

The components of Earnings Before Income Tax Provision were (in millions):

	2014	2013
U.S.	$3,386	$3,477
Non-U.S.	171	418
Total	$3,557	$3,895

The provision for income taxes consists of the following (in millions):

	2014	2013	2012
Current provision -
Federal	$1,207	$1,122	$890
State	109	134	120
Non-U.S.	35	15	-
	1,351	1,271	1,010
Deferred provision -
Federal	183	174	251
State	(3)	(2)	(12)
Non-U.S.	(5)	2	-
	175	174	239
Income tax provision	$1,526	$1,445	$1,249

The difference between the statutory federal income tax rate and the effective tax rate is as follows:

	2014	2013	2012
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	1.9%	2.2%	2.1%
Loss on Alliance Boots call option (1)	8.5%	0.0%	0.0%
Foreign income taxed at non-US rate	(3.1)%	(0.3)%	0.0%
Other	0.6%	0.2%	(0.1)%
Effective income tax rate	42.9%	37.1%	37.0%

(1) Upon the amdendment and immediate exercise of the call option to acquire the reamining 55% ownership of Alliance Boots, the Company was required to copmare the fair value of the amended option with the book value of the original option with a gain or loss recognized for the difference.  The fair value of the amended option resulted in a financial statement loss of $866 million.  The loss on the Alliance Boots call option will be, in part, a capital loss and available to be carried forward and offset future capital gains through fiscal 2020.  The loss also contributed to the increased valuation allowance amount reporting in the deferred income tax table below.

The deferred tax assets and liabilities included in the Consolidated Balance Sheets consist of the following (in millions):

	2014	2013
Deferred tax assets -
Postretirement benefits	$247	$218
Compensation and benefits	166	136
Insurance	98	121
Accrued rent	166	157
Tax benefits	430	159
Stock compensation	131	159
Other	140	96
Subtotal	1,378	1,046
Less: Valuation allowance	223	19
Total deferred tax assets	1,155	1,027
Deferred tax liabilities -
Accelerated depreciation	1,244	1,369
Inventory	407	396
Intangible assets	64	53
Equity method investment	355	21
Deferred income	208	4
Subtotal	2,278	1,843
Net deferred tax liabilities	$1,123	$816

At August 31, 2014, the Company has recorded deferred tax assets of $430 million, primarily reflecting the benefit of $1.0 billion in federal and $713 million in state ordinary and capital losses.  These deferred tax assets will expire at various dates from 2015 through 2033, with the majority of the federal losses expiring in 2019 and 2020.

The Company believes it is more likely than not that the benefit from certain net operating and capital loss carryforwards will not be realized.  In recognition of this risk, the Company has recorded a valuation allowance of 223 million on certain deferred tax assets relating to these loss carryforwards as of August 31, 2014.

Income taxes paid were $1.2 billion for fiscal years 2014, 2013 and 2012.

 ASC Topic 740, Income Taxes, provides guidance regarding the recognition, measurement, presentation and disclosure in the financial statements of tax positions taken or expected to be taken on a tax return, including the decision whether to file in a particular jurisdiction.  As of August 31, 2014, all unrecognized tax benefits were reported as long-term liabilities on the Consolidated Balance Sheet.  As of August 31, 2013, $32 million, of unrecognized tax benefits were reported as current income tax liabilities, with the balance classified as long-term liabilities on the Consolidated Balance Sheet.

The following table provides a reconciliation of the total amounts of unrecognized tax benefits (in millions):

	2014	2013	2012
Balance at beginning of year	$208	$197	$94
Gross increases related to tax positions in a prior period	55	18	100
Gross decreases related to tax positions in a prior period	(82)	(32)	(49)
Gross increases related to tax positions in the current period	46	30	53
Settlements with taxing authorities	(22)	(2)	(1)
Lapse of statute of limitations	(12)	(3)	-
Balance at end of year	$193	$208	$197

At August 31, 2014, 2013 and 2012, $105 million, $116 million and $118 million, respectively, of unrecognized tax benefits would favorably impact the effective tax rate if recognized.  During the next twelve months, the Company does not expect a material change in the amount of the unrecognized tax benefits.

The Company recognizes interest and penalties in the income tax provision in its Consolidated Statements of Earnings.  At August 31, 2014, and August 31, 2013, the Company had accrued interest and penalties of $21 million and $28 million, respectively.  For the year ended August 31, 2014, the amount reported in income tax expense related to interest and penalties was an immaterial benefit.

The Company files a consolidated U.S. federal income tax return, as well as income tax returns in various states.  It is no longer under audit examination for U.S. federal income tax purposes for any years prior to fiscal 2012.  With few exceptions, it is no longer subject to state and local income tax examinations by tax authorities for years before fiscal 2007.

The Company has received tax holidays from Swiss cantonal income taxes relative to its Swiss operations.  The income tax holidays are expected to extend through September 2022.  The holidays had an immaterial impact on the Company's results during the current fiscal year.  At August 31, 2014, the Company has an unrecorded deferred tax liability for temporary differences related to its investments in certain foreign subsidiaries of approximately $85 million.

(9)	Short-Term Borrowings and Long-Term Debt

Short-term borrowings and long-term debt consist of the following at August 31 (in millions):

Short-Term Borrowings -	2014	2013
Current maturities of loans assumed through the purchase of land and buildings; various interest rates from 5.000% to 8.750%; various maturities from 2015 to 2035	$8	$2
1.000% unsecured notes due 2015, net of unamortized discount	750	-
Unsecured variable rate notes due 2014, net of unamortized discount	-	550
Other	16	18
Total short-term borrowings	$774	$570

Long-Term Debt -
1.000% unsecured notes due 2015, net of unamortized discount	-	749
1.800% unsecured notes due 2017, net of unamortized discount	999	998
5.250% unsecured notes due 2019, net of unamortized discount and interest rate swap fair market value adjustment (see Note 10)	1,010	994
3.100% unsecured notes due 2022, net of unamortized discount	1,199	1,199
4.400% unsecured notes due 2042, net of unamortized discount	496	496
Loans assumed through the purchase of land and buildings; various interest rates from 5.000% to 8.750%; various maturities from 2015 to 2035	40	43
	3,744	4,479
Less current maturities	(8)	(2)
Total long-term debt	$3,736	$4,477

On September 13, 2012, the Company received net proceeds from a public offering of $4.0 billion of notes with varying maturities and interest rates, the majority of which are fixed rate.
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
$4,000

The Company paid in full its $550 million obligation that matured in March 2014.  The Company may redeem the fixed rate notes at its option, at any time in whole, or from time to time in part, at a redemption price equal to the greater of: (1) 100% of the principal amount of the notes being redeemed; and (2) the sum of the present values of the remaining scheduled payments of principal and interest thereon (not including any portion of such payments of interest accrued as of the date of redemption), discounted to the date of redemption on a semiannual basis (assuming a 360-day year consisting of twelve 30-day months) at the Treasury Rate (as defined), plus 12 basis points for the notes due 2015, 20 basis points for the notes due 2017, 22 basis points for the notes due 2022 and 25 basis points for the notes due 2042.  If a change of control triggering event occurs, the Company will be required, unless it has exercised its right to redeem the notes, to offer to purchase the notes at a purchase price equal to 101% of their principal amount, plus accrued and unpaid interest, if any, on the notes repurchased to the date of repurchase.  The notes are unsecured senior debt obligations and rank equally with all other unsecured and unsubordinated indebtedness of the Company.  Total issuance costs relating to the notes, including underwriting discounts and fees, were $26 million.  The fair value of the notes as of August 31, 2014 and 2013 was $3.4 billion and $3.9 billion, respectively.  Fair value for these notes was determined based upon quoted market prices.

On January 13, 2009, the Company issued notes totaling $1.0 billion bearing an interest rate of 5.250% paid semiannually in arrears on January 15 and July 15 of each year, beginning on July 15, 2009.  The notes will mature on January 15, 2019.  The Company may redeem the notes, at any time in whole or from time to time in part, at its option at a redemption price equal to the greater of: (1) 100% of the principal amount of the notes to be redeemed; or (2) the sum of the present values of the remaining scheduled payments of principal and interest, discounted to the date of redemption on a semiannual basis at the Treasury Rate, plus 45 basis points, plus accrued interest on the notes to be redeemed to, but excluding, the date of redemption.  If a change of control triggering event occurs, unless the Company has exercised its option to redeem the notes, it will be required to offer to repurchase the notes at a purchase price equal to 101% of the principal amount of the notes plus accrued and unpaid interest to the date of redemption.  The notes are unsecured senior debt obligations and rank equally with all other unsecured senior indebtedness of the Company.  The notes are not convertible or exchangeable.  Total issuance costs relating to this offering were $8 million, primarily underwriting fees.  The fair value of the notes as of August 31, 2014 and 2013, was $1.1 billion and $1.1 billion, respectively.  Fair value for these notes was determined based upon quoted market prices.

We have periodically borrowed under our commercial paper program during the current fiscal year, and may continue to borrow in future periods.  We had average daily short-term borrowings of $4 million of commercial paper outstanding at a weighted average interest rate of 0.23% for the fiscal year ended August 31, 2014.  We had no commercial paper outstanding at August 31, 2014.  In connection with the commercial paper program, the Company maintains two unsecured backup syndicated lines of credit that total $1.35 billion.  The first $500 million facility expires on July 20, 2015, and allows for the issuance of up to $250 million in letters of credit.  The second $850 million facility expires on July 23, 2017, and allows for the issuance of up to $200 million in letters of credit.  The issuance of letters of credit under either of these facilities reduces available borrowings.  The Company's ability to access these facilities is subject to compliance with the terms and conditions of the credit facilities, including financial covenants.  The covenants require the Company to maintain certain financial ratios related to minimum net worth and priority debt, along with limitations on the sale of assets and purchases of investments.  At August 31, 2014, the Company was in compliance with all such covenants.  The Company pays a facility fee to the financing banks to keep these lines of credit active.  At August 31, 2014, there were no letters of credit issued against these credit facilities and the Company does not anticipate any future letters of credit to be issued against these facilities.

(10)	Financial Instruments

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

Fair Value Hedges

In prior fiscal years, the Company entered into a series of interest rate swaps converting $750 million of its 5.250% fixed rate notes to a floating interest rate based on the six-month LIBOR in arrears plus a constant spread and an interest rate swap converting $250 million of its 5.250% fixed rate notes to a floating interest rate based on the one-month LIBOR in arrears plus a constant spread.  All swap termination dates coincide with the notes maturity date, January 15, 2019.  The changes in fair value of the notes attributable to the hedged risk are included in short-term and long-term debt on the Consolidated Condensed Balance Sheets.  No material gains or losses were recorded in fiscal 2014 or 2013 from ineffectiveness.

Cash Flow Hedges

In the current fiscal year, the Company entered into a series of forward starting interest rate swap transactions locking in the then current three-month LIBOR interest rate on $1.5 billion of anticipated debt issuance, with expected maturity tenures of 10 and 30 years.  The swap transactions are designated as cash flow hedges.  Changes in the fair value of swaps are recorded in other comprehensive income.  Any ineffectiveness is recognized in interest expense on the Consolidated Balance Sheets.

The notional amounts of derivative instruments outstanding at August 31, 2014 and 2013, were as follows (in millions):

	2014	2013
Derivatives designated as fair value hedges:
Interest rate swaps	$1,000	$1,000
Derivatives designated as cash flow hedges:
Forward interest rate swaps	1,500	-

The changes in fair value of the Company's debt that was swapped from fixed to variable rate and designated as fair value hedges are included in long-term debt on the Consolidated Balance Sheets (see Note 9).  At August 31, 2014, the cumulative fair value adjustments resulted in an increase in long-term debt of $12 million compared to a decrease in fair value of $3 million at August 31, 2013.

Changes in fair value of the cash flow hedges are included in other comprehensive income, with any ineffectiveness recorded directly to interest expense.  The fair value change in fiscal 2014 reported in other comprehensive income was $44 million, $27 million net of tax, at August 31, 2014.  Upon termination of the cash flow hedges, cumulative changes included in other comprehensive income will be amortized with the debt's cash flow.  No material fair value changes or ineffectiveness was recorded through other comprehensive income in fiscal 2014.

The fair value and balance sheet presentation of derivative instruments at August 31, 2014 and 2013, were as follows (in millions):

	Location in Consolidated Balance Sheets	2014	2013
Asset derivatives designated as hedges:
Interest rate swaps	Other non-current assets	$16	$1
Liability derivatives designated as cash flow hedges:
Forward interest rate swaps	Other non-current liabilities	44	-

Warrants

The Company, Alliance Boots and AmerisourceBergen Corporation entered into a Framework Agreement dated as of March 18, 2013, pursuant to which (1) Walgreens and Alliance Boots together were granted the right to purchase a minority equity position in AmerisourceBergen, beginning with the right, but not the obligation, to purchase up to 19,859,795 shares of AmerisourceBergen common stock (approximately 7 percent of the then fully diluted equity of AmerisourceBergen, assuming the exercise in full of the warrants described below) in open market transactions; (2) the Company and Alliance Boots were each  issued (a) a warrant to purchase up to 111,348,456  shares of AmerisourceBergen common stock at an exercise price of $51.50 per share exercisable during a six-month period beginning in March 2016, and (b) a warrant to purchase up to 11,348,456 shares of AmerisourceBergen common stock at an exercise price of $52.50 per share exercisable during a six-month period beginning in March 2017.  The parties and affiliated entities also entered into certain related agreements governing relations between and among the parties thereto, including the Shareholders Agreement, the Transaction Rights Agreement and the Limited Liability Company Agreement of WAB Holdings LLC, a newly formed limited liability company jointly owned by the Company and Alliance Boots for the purpose of acquiring and holding AmerisourceBergen common stock, described in the Company's Current Report on Form 8-K filed on March 20, 2013.

The Company reports its warrants at fair value.  See Note 11 for additional fair value measurement disclosures.  The fair value and balance sheet presentation of derivative instruments not designated as hedges at August 31, 2014 and 2013, was as follows (In millions):

	Location in Consolidated Balance Sheets	2014	2013
Asset derivatives not designated as hedges:
Warrants	Other non-current assets	$553	$188

(11)	Fair Value Measurements

The Company measures certain assets and liabilities in accordance with ASC Topic 820, Fair Value Measurements and Disclosures. ASC Topic 820 defines fair value as the price that would be received for an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date.  In addition, it establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels:

Level 1 -	Quoted prices in active markets that are accessible at the measurement date for identical assets and liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.
Level 2 -	Observable inputs other than quoted prices in active markets.
Level 3 -	Unobservable inputs for which there is little or no market data available. The fair value hierarchy gives the lowest priority to Level 3 inputs.

Assets and liabilities measured at fair value on a recurring basis were as follows (in millions):

	August 31, 2014	Level 1	Level 2	Level 3
Assets:
Money market funds	$1,879	$1,879	$-	$-
Interest rate swaps(1)	16	-	16	-
Investment in AmerisourceBergen(2)	887	887	-	-
Warrants(3)	553	-	553	-
Liabilities:
Forward interest rate swaps(4)	44	-	44	-

	August 31, 2013	Level 1	Level 2	Level 3
Assets:
Money market funds	$1,636	$1,636	$-	$-
Interest rate swaps(1)	1	-	1	-
Investment in AmerisourceBergen(2)	225	225	-	-
Warrants(3)	188	-	188	-

(1)	Interest rate swaps are valued using the six-month and one-month LIBOR in arrears rates. See Note 10 for additional disclosure regarding financial instruments.
(2)	The investment in AmerisourceBergen Corporation is valued using the closing stock price of AmerisourceBergen as of the balance sheet dates. See Note 6 for additional disclosures on available-for-sale investments.
(3)	Warrants were valued using a Monte Carlo simulation. Key assumptions used in the valuation include risk-free interest rates using constant maturity treasury rates; the dividend yield for AmerisourceBergen's common stock; AmerisourceBergen's common stock price at the valuation date; AmerisourceBergen's equity volatility; the number of shares of AmerisourceBergen's common stock outstanding; the number of AmerisourceBergen employee stock options and the exercise price; and the details specific to the warrants.
(4)     Forward interest rate swaps are valued using three-month LIBOR in arrears rates.  See Note 10 for additional disclosure regarding financial instruments.
Assets measured at fair value on a nonrecurring basis were as follows (in millions):

	August 31, 2014	Level 1	Level 2	Level 3
Assets:
Alliance Boots call option	$-	$-	$-	$-

	August 31, 2013	Level 1	Level 2	Level 3
Assets:
Alliance Boots call option	$839	$-	$-	$839

The call option was valued using a Monte Carlo simulation.  Key assumptions used in the valuation include expected term, Walgreens equity value, the value of Alliance Boots and the potential impacts of certain provisions of the Purchase and Option Agreement dated June 18, 2012, by and among the Company, Alliance Boots and AB Acquisitions Holdings Limited.  The option was amended, and exercised, on August 5, 2014, resulting in a new fair value determination that resulted in a loss on the option of $866 million.
The Company reports its debt instruments under the guidance of ASC Topic 825, Financial Instruments, which requires disclosure of the fair value of the Company's debt in the footnotes to the consolidated financial statements.  See Note 9 for further details.

(12)	Commitments and Contingencies

The Company is involved in legal proceedings and is subject to investigations, inspections, audits, inquiries and similar actions by governmental authorities, arising in the normal course of the Company's business, including the matters described below.  Legal proceedings, in general, and securities and class action litigation, in particular, can be expensive and disruptive.  Some of these suits may purport or may be determined to be class actions and/or involve parties seeking large and/or indeterminate amounts, including punitive or exemplary damages, and may remain unresolved for several years.  From time to time, the Company is also involved in legal proceedings as a plaintiff involving antitrust, tax, contract, intellectual property and other matters.  Gain contingencies, if any, are recognized when they are realized.  The results of legal proceedings are often uncertain and difficult to predict, and the costs incurred in litigation can be substantial, regardless of the outcome.  The Company believes that its defenses and assertions in pending legal proceedings have merit, and does not believe that any of these pending matters, after consideration of applicable reserves and rights to indemnification, will have a material adverse effect on the Company's consolidated financial position.  However, substantial unanticipated verdicts, fines and rulings do sometimes occur.  As a result, the Company could from time to time incur judgments, enter into settlements or revise its expectations regarding the outcome of certain matters, and such developments could have a material adverse effect on its results of operations in the period in which the amounts are accrued and/or its cash flows in the period in which the amounts are paid.
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
On June 11, 2013, the Company entered into a Settlement and Memorandum of Agreement (the Agreement) with the United States Department of Justice and the United States Drug Enforcement Administration (DEA) that settled and resolved all administrative and civil matters arising out of DEA's previously-disclosed concerns relating to the Company's distribution and dispensing of controlled substances.  Under the terms of the Agreement, the Company paid an $80 million settlement amount, surrendered its DEA registrations for six pharmacies in Florida until May 26, 2014, and for its Jupiter, Florida distribution center until Sept. 13, 2014, and agreed to implement certain remedial actions.  In addition, the Company dismissed with prejudice its petition with the United States Court of Appeals for the District of Columbia Circuit that challenged certain enforcement authority of the DEA.  On July 31, 2013 and August 13, 2013, putative shareholders filed derivative actions in federal court in the Northern District of Illinois against the Walgreens Board of Directors and Walgreen Co. as a nominal defendant (collectively, the defendants), arising out of the Company's June 2013 settlement with the DEA described above.  The actions assert claims for breach of fiduciary duty on the grounds that the directors allegedly should have prevented the events that led to the settlement.  The plaintiffs filed an amended consolidated complaint on October 4, 2013, pursuant to which they seek damages and other relief on behalf of the Company.  The defendants filed their motion to dismiss on December 3, 2013.  Subsequent thereto, the plaintiffs filed an opposition brief on February 7, 2014 and the defendants filed their reply brief on March 10, 2014.  In June 2014, the parties executed a settlement term sheet reflecting an agreement in principle to settle this matter, subject to, among other things, the execution of final settlement documentation and court approval.  On September 11, 2014, the defendants, denying all wrongdoing and liability, entered into a Stipulation and Agreement of Settlement whereby the Company agreed to certain corporate governance measures and the payment of up to $3.5 million for plaintiffs' counsel fees and costs in exchange for a complete release of all claims against all defendants.  The Court entered an order preliminarily approving the Stipulation and Agreement of Settlement on September 19, 2014.  A final hearing to approve the settlement is scheduled for December 9, 2014.  Settlement of this matter on the agreed terms would not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

(13)	Capital Stock

The Company's long-term capital policy is to maintain a strong balance sheet and financial flexibility; reinvest in its core strategies; invest in strategic opportunities that reinforce its core strategies and meet return requirements; and return surplus cash flow to shareholders in the form of dividends and share repurchases over the long term.  In connection with the Company's capital policy, the Board of Directors set a long-term dividend payout ratio target between 30 and 35 percent of net income.  On July 13, 2011, the Board of Directors authorized the 2012 repurchase program, which allows for the repurchase of up to $2.0 billion of the Company's common stock prior to its expiration on December 31, 2015.  In August 2014, the Board of Directors approved the 2014 share repurchase program, which replaces the 2012 repurchase program, that allows for the purchase of up to $3.0 billion of the Company's common stock prior to its expiration on August 31, 2016.  Activity related to these programs was as follows (in millions):

	Fiscal Year Ended
	2014	2013	2012
2012 stock repurchase program	$-	$-	$1,151
2014 stock repurchase program	-	-	-
	$-	$-	$1,151

The Company determines the timing and amount of repurchases from time to time based on its assessment of various factors including prevailing market conditions, alternate uses of capital, liquidity, the economic environment and other factors.  The timing and amount of these purchases may change at any time and from time to time.  The Company has and may from time to time in the future repurchase shares on the open market through Rule 10b5-1 plans, which enable a company to repurchase shares at times when it otherwise might be precluded from doing so under insider trading laws.

In addition, the Company continued to repurchase shares to support the needs of the employee stock plans.  Shares totaling $705 million were purchased to support the needs of the employee stock plans during fiscal 2014 as compared to $615 million in fiscal 2013.  At August 31, 2014, 48.4 million shares of common stock were reserved for future issuances under the Company's various employee benefit plans.

(14)	Stock Compensation Plans

The Walgreen Co. Omnibus Incentive Plan (the "Omnibus Plan") which became effective in fiscal 2013, provides for incentive compensation to Walgreens non-employee directors, officers and employees, and consolidates into a single plan several previously existing equity compensation plans: the Executive Stock Option Plan, the Long-Term Performance Incentive Plan, the Broad Based Employee Stock Option Plan, and the Nonemployee Director Stock Plan (collectively, the "Former Plans").  As of the effective date of the Omnibus Plan, no further grants may be made under the Former Plans and shares that were available for issuance under the Former Plans and not subject to outstanding awards became available for issuance (in addition to newly authorized shares) under the Omnibus Plan.  A total of 60.4 million shares became available for delivery under the Omnibus Plan.

A summary of the equity awards authorized and available for future grants under the Omnibus Plan and Former Plans follows:

Available for future grants at August 31, 2013	56,454,499
Newly authorized options	-
Granted	(11,209,853)
Cancellation and forfeitures	1,417,145
Plan termination	1,690,451
Available for future grants at August 31, 2014	48,352,242

A summary of the Company's stock options outstanding under the Omnibus Plan and Former Plans follows:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Outstanding at August 31, 2013	41,216,173	$34.69	6.14	$548
Granted	6,744,582	60.70
Exercised	(13,832,509)	35.47
Expired/Forfeited	(2,211,422)	42.54
Outstanding at August 31, 2014	31,916,824	$39.28	6.40	$674
Unvested at August 31, 2014	18,869,912	$43.33	7.93	$326
Exercisable at August 31, 2014	12,433,713	$32.97	4.04	$343

The fair value of each option grant was determined using the Black-Scholes option pricing model with the following weighted-average assumptions used in fiscal 2014, 2013 and 2012:

	2014	2013	2012
Risk-free interest rate (1)	1.98%	1.15%	1.73%
Average life of option (years) (2)	6.9	7.0	7.9
Volatility (3)	26.27%	24.94%	27.02%
Dividend yield (4)	2.48%	2.44%	2.90%
Weighted-average grant-date fair value	$12.88	$6.75	$8.08

(1)	Represents the U.S. Treasury security rates for the expected term of the option.
(2)	Represents the period of time that options granted are expected to be outstanding. The Company analyzed separate groups of employees with similar exercise behavior to determine the expected term.
(3)	Volatility was based on historical and implied volatility of the Company's common stock.
(4)	Represents the Company's cash dividend for the expected term.

The intrinsic value for options exercised in fiscal 2014, 2013 and 2012 was $346 million, $159 million and $22 million, respectively.  The total fair value of options vested in fiscal 2014, 2013 and 2012 was $58 million, $51 million and $125 million, respectively.

Cash received from the exercise of options in fiscal 2014 was $490 million compared to $471 million in the prior year.  The related tax benefit realized was $130 million in fiscal 2014 compared to $60 million in the prior year.

The Walgreen Co. 1982 Employees Stock Purchase Plan permits eligible employees to purchase common stock at 90% of the fair market value at the date of purchase.  Employees may make purchases by cash or payroll deductions up to certain limits.  The aggregate number of shares that may be purchased under this Plan is 94 million.  At August 31, 2014, 15 million shares were available for future purchase.

Restricted performance shares issued under the Omnibus and Former Plans offer performance-based incentive awards and equity-based awards to key employees.  Restricted stock units are also equity-based awards with performance requirements that are granted to middle managers and key employees.  The restricted performance shares and restricted stock unit awards are both subject to restrictions as to continuous employment except in the case of death, normal retirement or total and permanent disability.  In accordance with ASC Topic 718, Compensation – Stock Compensation, compensation expense is recognized on a straight-line basis over the employee's vesting period or to the employee's retirement eligible date, if earlier.

A summary of information relative to the Company's restricted stock units follows:

Outstanding Shares	Shares	Weighted-Average Grant-Date Fair Value
Outstanding at August 31, 2013	3,497,838	$41.57
Granted	679,658	60.76
Dividends	79,073	-
Forfeited	(265,651)	43.63
Vested	(710,851)	35.09
Outstanding at August 31, 2014	3,280,067	$45.40

A summary of information relative to the Company's performance shares follows:

Outstanding Shares	Shares	Weighted-Average Grant-Date Fair Value
Outstanding at August 31, 2013	2,217,610	$32.99
Granted	615,921	65.08
Forfeited	(163,473)	44.01
Vested	(606,926)	28.31
Outstanding at August 31, 2014	2,063,132	$44.85

The Company also issues shares to nonemployee directors.  Each director receives an equity grant of shares every year on November 1.  The number of shares granted is determined by dividing $175,000 by the price of a share of common stock on November 1.  Each nonemployee director may elect to receive this annual share grant in the form of shares or deferred stock units.  In fiscal 2014, nonemployee directors received a share grant of 2,892 shares compared to 4,789 shares and 4,788 shares in fiscal 2013 and 2012, respectively.  New directors in any fiscal year earned a prorated amount.  Payment of the annual retainer is paid in the form of cash, which may be deferred.

A summary of total stock-based compensation expense follows (in millions):

	2014	2013	2012
Stock options	$52	$51	$62
Restricted stock units	48	33	24
Performance shares	8	15	7
Share Walgreens	6	5	6
	$114	$104	$99

(15)	Retirement Benefits

The principal retirement plan for employees is the Walgreen Profit-Sharing Retirement Trust, to which both the Company and participating employees contribute.  The Company's contribution, which has historically related to FIFO earnings before interest and taxes and a portion of which is in the form of a guaranteed match, is determined annually at the discretion of the Board of Directors.  The profit-sharing provision was $355 million in fiscal 2014, $342 million in fiscal 2013 and $283 million in fiscal 2012.  The Company's contributions were $328 million in fiscal 2014, $262 million in fiscal 2013 and $372 million in fiscal 2012.

The Company provides certain health insurance benefits for retired employees who meet eligibility requirements, including age, years of service and date of hire.  The costs of these benefits are accrued over the service life of the employee.  In fiscal 2012, the Company amended its prescription drug program for certain Medicare-eligible retirees to a group-based Company-sponsored Medicare Part D program, or employer group waiver program, effective January 1, 2013.  The Company's postretirement health benefit plan is not funded.

Components of net periodic benefit costs (in millions):

	2014	2013	2012
Service cost	$8	$9	$13
Interest cost	17	14	22
Amortization of actuarial loss	11	12	8
Amortization of prior service cost	(23)	(22)	(10)
Total postretirement benefit cost	$13	$13	$33

Change in benefit obligation (in millions):

	2014	2013
Benefit obligation at September 1	$350	$342
Service cost	8	9
Interest cost	17	14
Amendments	(23)	-
Actuarial loss (gain)	88	(1)
Benefit payments	(19)	(20)
Participants' contributions	6	6
Benefit obligation at August 31	$427	$350

Change in plan assets (in millions):

	2014	2013
Plan assets at fair value at September 1	$-	$-
Participants' contributions	6	6
Employer contributions	13	14
Benefits paid	(19)	(20)
Plan assets at fair value at August 31	$-	$-

Funded status (in millions):

	2014	2013
Funded status at August 31	$(427)	$(350)

Amounts recognized in the Consolidated Balance Sheets (in millions):

	2014	2013
Current liabilities (present value of expected 2015 net benefit payments)	$(11)	$(10)
Non-current liabilities	(416)	(340)
Net liability recognized at August 31	$(427)	$(350)

Amounts recognized in accumulated other comprehensive (income) loss (in millions):

	2014	2013
Prior service credit	$(228)	$(228)
Net actuarial loss	225	148

Amounts expected to be recognized as components of net periodic costs for fiscal year 2015 (in millions):

2015
Prior service credit	$(24)
Net actuarial loss	19

The measurement date used to determine postretirement benefits is August 31.

The discount rate assumption used to compute the postretirement benefit obligation at year-end was 4.40% for 2014 and 5.20% for 2013.  The discount rate assumption used to determine net periodic benefit cost was 5.05%, 4.15% and 5.40% for fiscal years ending 2014, 2013 and 2012, respectively.

The consumer price index assumption used to compute the postretirement benefit obligation was 2.00% for 2014 and 2013.

Future benefit costs were estimated assuming medical costs would increase at a 7.15% annual rate, gradually decreasing to 5.25% over the next nine years and then remaining at a 5.25% annual growth rate thereafter.  A one percentage point change in the assumed medical cost trend rate would have the following effects (in millions):

	1% Increase	1% Decrease
Effect on service and interest cost	$(1)	$1
Effect on postretirement obligation	(3)	7

Estimated future federal subsidies are immaterial for all periods presented. Future benefit payments are as follows (in millions):

Estimated Future Benefit Payments
2015	$12
2016	13
2017	14
2018	16
2019	17
2020-2024	112

The expected benefit to be paid net of the estimated federal subsidy during fiscal year 2015 is $12 million.

(16)	Supplementary Financial Information

Significant non-cash transactions in fiscal 2014 include $322 million for additional capital lease obligations.  Significant non-cash transactions in fiscal 2013 include $77 million related to the initial valuation of the AmerisourceBergen warrants.  Significant non-cash transactions in fiscal 2012 include $3 billion in stock issuance relating to the investment in Alliance Boots.

Included in the Consolidated Balance Sheets captions are the following assets and liabilities (in millions):

	2014	2013
Accounts receivable -
Accounts receivable	$3,391	$2,786
Allowance for doubtful accounts (see Note 1)	(173)	(154)
	$3,218	$2,632
Other non-current assets -
Intangible assets, net (see Note 7)	$1,180	$1,307
Investment in AmerisourceBergen	887	225
Warrants	553	188
Other	456	239
	$3,076	$1,959
Accrued expenses and other liabilities -
Accrued salaries	$1,123	$928
Taxes other than income taxes	377	420
Insurance	185	285
Profit sharing	259	239
Other	1,757	1,705
	$3,701	$3,577
Other non-current liabilities -
Postretirement healthcare benefits	$416	$340
Accrued rent	409	382
Insurance	428	403
Other	1,689	942
	$2,942	$2,067

Summary of Quarterly Results (Unaudited)
(In millions, except per share amounts)

	Quarter Ended
	November	February	May	August	Fiscal Year
Fiscal 2014
Net Sales	$18,329	$19,605	$19,401	$19,057	$76,392
Gross Profit	5,152	5,650	5,440	5,327	21,569
Net Earnings attributable to Walgreen Co.	695	754	722	(239)	1,932
Per Common Share -
Basic	$0.73	$0.79	$0.76	$(0.25)	$2.03
Diluted	0.72	0.78	0.75	(0.25)	2.00
Cash Dividends Declared Per Common Share	$0.315	$0.315	$0.315	$0.3375	$1.2825
Fiscal 2013
Net Sales	$17,316	$18,647	$18,313	$17,941	$72,217
Gross Profit	5,099	5,607	5,222	5,191	21,119
Net Earnings	413	756	624	657	2,450
Per Common Share -
Basic	$0.44	$0.80	$0.66	$0.69	$2.59
Diluted	0.43	0.79	0.65	0.69	2.56
Cash Dividends Declared Per Common Share	$0.275	$0.275	$0.275	$0.315	$1.140

 Common Stock Prices (Unaudited)

The following table sets forth the sales price ranges of the Company's common stock by quarter during the fiscal years ended August 31, 2014 and August 31, 2013 as reported by the Consolidated Transaction Reporting System.

		Quarter Ended
		November	February	May	August	Fiscal Year
Fiscal 2014	High	$60.93	$69.84	$71.97	$76.39	$76.39
Low		48.18	54.86	62.80	57.75	48.18
Fiscal 2013	High	$36.95	$41.95	$50.77	$51.26	$51.26
Low		32.16	34.27	39.96	44.12	32.16

Management's Report on Internal Control

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on our evaluation, management concluded that our internal control over financial reporting was effective as of August 31, 2014.  Deloitte & Touche LLP, the Company's independent registered public accounting firm, has audited our internal control over financial reporting, as stated in its report which is included herein.

/s/	Gregory D. Wasson	/s/	Timothy R. McLevish
	Gregory D. Wasson		Timothy R. McLevish
	President and Chief Executive Officer		Executive Vice President and Chief Financial Officer

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS

To the Board of Directors and Shareholders of Walgreen Co.:

We have audited the accompanying consolidated balance sheets of Walgreen Co. and subsidiaries (the "Company") as of August 31, 2014 and 2013, and the related consolidated statements of earnings, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended August 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.  We did not audit the financial statements of Alliance Boots GmbH ("Alliance Boots"), the Company's investment in which is accounted for by use of the equity method (see note 5 to the consolidated financial statements), for the years ended August 31, 2014 and 2013.  The accompanying 2014 and 2013 consolidated financial statements of the Company include its equity investment in Alliance Boots of $7,248 million and $6,261 million as of August 31, 2014 and 2013, respectively, and its equity earnings in Alliance Boots of $617 million and $344 million for the years ended August 31, 2014 and 2013, respectively.  The financial statements of Alliance Boots as of and for the year ended May 31, 2014 and for the ten months ended May 31, 2013, prepared in accordance with International Financial Reporting Standards as issued by the International Accounting Standards Board, were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for the Company's equity investment and equity earnings in Alliance Boots, on the basis of International Financial Reporting Standards as issued by the International Accounting Standards Board, is based on the report of the other auditors.  We have applied auditing procedures to the adjustments to reflect the Company's equity investment and equity earnings in Alliance Boots in accordance with accounting principles generally accepted in the United States of America.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditors, such consolidated financial statements present fairly, in all material respects, the financial position of Walgreen Co. and subsidiaries as of August 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of August 31, 2014, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated October 20, 2014 expressed an unqualified opinion on the Company's internal control over financial reporting based on our audit.

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois
October 20, 2014

To the Board of Directors and Shareholders of Walgreen Co.:

We have audited the internal control over financial reporting of Walgreen Co. and subsidiaries (the "Company") as of August 31, 2014, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 31, 2014, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended August 31, 2014 of the Company and our report dated October 20, 2014 expressed an unqualified opinion on those financial statements based on our audit and the report of other auditors.

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois
October 20, 2014

To the Board of Alliance Boots GmbH:

We have audited the non-statutory consolidated financial statements of Alliance Boots GmbH and its subsidiaries (the "Group", not presented seperately herein), which comprise the Group statements of financial position as at 31 May 2014 and 2013, and the related Group income statements, Group statements of comprehensive income, Group statements of changes in equity and Group statements of cash flows for the year ended 31 May 2014 and ten months ended 31 May 2013.  These non-statutory consolidated financial statements are the responsibility of the Group's management.  Our responsibility is to express an opinion on these non-statutory consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the non-statutory consolidated financial statements are free from material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the non-statutory consolidated financial statements.  An audit also includes assessing the accounting principles used and the significant accounting estimates made by management, as well as evaluating the overall presentation of the non-statutory consolidated financial statements.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the non-statutory consolidated financial statements present fairly, in all material respects, the financial position of the Group as at 31 May 2014 and 2013, and the results of its operations and its cash flows for the year ended 31 May 2014 and ten months ended 31 May 2013 in conformity with International Financial Reporting Standards as issued by the International Accounting Standards Board, including the requirements of IAS 34, Interim Financial Reporting.

/s/ KPMG LLP

London
United Kingdom
16 July 2014

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

Report on Internal Control Over Financial Reporting
Management's report on internal control over financial reporting and the report of Deloitte & Touche LLP, the Company's independent registered public accounting firm, related to their assessment of the effectiveness of internal control over financial reporting are included in Part II, Item 8 of this Form 10-K and are incorporated in this Item 9A by reference.

Changes in Internal Control over Financial Reporting

In connection with the evaluation pursuant to Exchange Act Rule 13a-15(d) of the Company's internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) by the Company's management, including its CEO and CFO, no changes during the quarter ended August 31, 2014 were identified that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.  The Company plans to transition to a new general ledger system in the fiscal quarter ending November 30, 2014.  This is part of an ongoing initiative to enhance the overall design and operating effectiveness of the Company's financial reporting controls and is not in response to an identified internal control deficiency.  Management believes that controls over project development and implementation are adequate to assure there will be no material effect, or a reasonable likelihood of a material effect, on our internal control over financial reporting.

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

Item 9B.  Other Information

Walgreens Boots Alliance, Inc.
Walgreens Boots Alliance, Inc. is a new corporation incorporated on September 2, 2014 under the laws of Delaware and is a direct wholly-owned subsidiary of Walgreens.  To date, Walgreens Boots Alliance has not conducted any activities other than those incident to its formation and the matters contemplated by the Reorganization Merger Agreement (described below).  Walgreens Boots Alliance currently has no material assets, operations, revenues or cash flows.
Reorganization Merger Agreement
On October 17, 2014, Walgreens entered into an Agreement and Plan of Merger (the Reorganization Merger Agreement) by and among Walgreens, Ontario Merger Sub, Inc., an Illinois corporation and indirect wholly owned subsidiary of Walgreens (Merger Sub), and Walgreens Boots Alliance.  The Reorganization Merger Agreement provides that Merger Sub will merge with and into Walgreens (the Reorg Merger), with Walgreens surviving the Reorg Merger as a wholly owned subsidiary of Walgreens Boots Alliance.  At the effective time of the Reorg Merger, issued and outstanding shares of Walgreens common stock will be converted automatically into the right to receive shares of Walgreens Boots Alliance common stock, on a one-for-one basis.  Walgreens shareholders will own the same number of shares of Walgreens Boots Alliance common stock as they own of Walgreens common stock immediately prior to the completion of the Reorg Merger, and, after taking into account the completion of the second step transaction, such shares will represent the same ownership percentage of Walgreens Boots Alliance as they would have of Walgreens immediately following the completion of the second step transaction without the Reorg Merger.
The completion of the Reorg Merger depends on the satisfaction or waiver of several conditions, including the following:
•	adoption of the Reorganization Merger Agreement and approval of the Reorg Merger by Walgreens shareholders;
•	no law, statute, rule or regulation, order, judgment, writ, injunction, decree, settlement or stipulation exists or has been enacted, entered, promulgated or enforced by any governmental authority, which prohibits or makes illegal the completion of the Reorg Merger;
•	receipt of necessary regulatory approvals, licenses and third party consents;
•	the satisfaction or waiver of each of the conditions to closing set forth in the Purchase and Option Agreement with respect to the second step transaction, and written confirmation by each of the parties to the Purchase and Option Agreement that each such party stands ready to, and will, consummate the second step transaction immediately following the consummation of the Reorg Merger;
•	the registration statement on Form S-4 filed by Walgreens Boots Alliance in connection with the issuance of Walgreens Boots Alliance common stock in the Reorg Merger shall have become effective under the Securities Act, as amended, and there shall be no stop order suspending such effectiveness and no proceeding for such purpose shall be pending before or threatened by the SEC;
•	the approval of the listing of Walgreens Boots Alliance common stock to be issued in connection with the Reorg Merger on such national stock exchanges as determined by Walgreens; and
•	the receipt by Walgreens of an opinion from Wachtell, Lipton, Rosen & Katz to the effect that the Reorg Merger will qualify as a "reorganization" within the meaning of Section 368(a) of the Internal Revenue Code of 1956, as amended (the Code) and/or a transaction described in Section 351 of the Code.
Walgreens may terminate the Reorganization Merger Agreement at any time, even after adoption by Walgreens' shareholders, if Walgreens' board of directors determines to do so.  In addition, the Reorganization Merger Agreement will automatically terminate upon the termination of the Purchase and Option Agreement prior to the completion of the second step transaction.
The foregoing description of the Reorganization Merger Agreement is qualified in its entirety by reference to the full text of the Reorganization Merger Agreement, which is attached as Exhibit 2.3 hereto and incorporated herein by reference.

Annual Meeting of Shareholders

Walgreen Co. does not expect to hold an annual meeting of shareholders while the second step of the Alliance Boots transaction and reorganization of Walgreens into a new holding company structure (the "Reorganization") are pending and will hold an annual meeting during its fiscal year ending August 31, 2015 only if the Reorganization has not been completed.  If the Reorganization is completed, it is currently intended for Walgreens Boots Alliance, Inc. to hold its initial annual meeting of stockholders during its fiscal year ended August 31, 2015 as promptly as practicable following the completion of the Reorganization.  If the Reorganization is completed by the first quarter of calendar 2015 as currently expected, Walgreens Boots Alliance plans to hold its initial annual meeting of stockholders ("WBA Annual Meeting") on May 20, 2015 at a time and place to be specified in its proxy statement relating to that meeting.  The WBA Annual Meeting will be held only if the Reorganization is completed.

If you want Walgreens Boots Alliance to consider including a proposal in its proxy statement relating to the WBA Annual Meeting following completion of the Reorganization, you must have delivered it in writing to Walgreens Boots Alliance's Corporate Secretary, Walgreens Boots Alliance, Inc., 108 Wilmot Road, Deerfield, Illinois 60015 by November 28, 2014 (or, if the date of the WBA Annual Meeting is moved by more than 30 days, the deadline will be a reasonable time before Walgreens Boots Alliance begins to print and send its proxy materials, which date will be announced by Walgreens Boots Alliance), and such proposal and your submission thereof must comply with applicable SEC rules and regulations regarding the inclusion of stockholder proposals in company-sponsored proxy materials.

If you want to present a proposal or nominate a candidate for election to the Walgreens Boots Alliance Board of Directors at the WBA Annual Meeting following completion of the Reorganization but do not wish to have it included in Walgreens Boots Alliance's proxy statement, you must submit the proposal in writing to Walgreens Boots Alliance's Corporate Secretary, Walgreens Boots Alliance, Inc., 108 Wilmot Road, Deerfield, Illinois 60015 on or after January 20, 2015 and no later than February 19, 2015 (or, if the date of  the WBA Annual Meeting is changed to be before April 20, 2015 or after July 19, 2015, then between (i) the close of business on the 120th day prior to the date of the WBA Annual Meeting and (ii) the later of the close of business on the 90th day prior to the date of the WBA annual meeting or the close of business on the 10th day after the first public announcement of the date of the WBA annual meeting).  Stockholder proposals must be in proper written form and must meet the detailed disclosure requirements set forth in Walgreens Boots Alliance's bylaws, including a description of the proposal, the relationship between the proposing stockholder and the underlying beneficial owner, if any, and such parties' stock holdings and derivative positions in Walgreens Boots Alliance's securities.  Walgreens Boots Alliance's bylaws also require that stockholder proposals concerning nomination of directors provide additional disclosure, including such information Walgreens Boots Alliance deems appropriate to ascertain the nominee's qualifications to serve on its Board of Directors, disclosure of compensation arrangements between the nominee, the nominating stockholder and the underlying beneficial owner, if any, and any other information required to comply with the proxy rules and applicable law.  If you would like a copy of these provisions, please contact Walgreens Boots Alliance's Corporate Secretary at the above address, or access Walgreens Boots Alliance's bylaws filed as an exhibit to the S-4 registration statement filed by Walgreens Boots Alliance in connection with the Reorganization.  Failure to comply with Walgreens Boots Alliance's bylaw procedures and deadlines may preclude presentation and consideration of the matter or nomination of the applicable candidate for election at the WBA Annual Meeting.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by Item 10, with the exception of the information relating to the executive officers of the Company, which is presented in Part I above under the heading "Executive Officers of the Registrant," is incorporated herein by reference to the following sections of the Company's Proxy Statement relating to its next Annual Meeting of Shareholders (the "Proxy Statement"):  Proposal 1, Election of Directors; The Board of Directors, Board Committees and Corporate Governance; and Section 16(a) Beneficial Ownership Reporting Compliance, or will be included in an amendment to this Form 10-K.  Walgreen Co. does not expect to hold an annual meeting of shareholders while the second step transaction and the Reorganization are pending and will hold an annual meeting during its fiscal year ending August 31, 2015 only if the Reorganization has not been completed.

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

Charters of all committees of the Company's Board of Directors, as well as the Company's Corporate Governance Guidelines and Code of Ethics for Financial Executives and Code of Business Conduct, are available on the Company's website at investor.walgreens.com or, upon written request and free of charge, in printed hardcopy form.  Written requests should be sent to Walgreen Co., Attention: Shareholder Relations, Mail Stop #1833, 108 Wilmot Road, Deerfield, Illinois 60015.

Item 11.  Executive Compensation

The information required by Item 11 is incorporated herein by reference to the following sections of the Company's Proxy Statement: Director Compensation; and Executive Compensation, or will be included in an amendment to this Form 10-K.

The material incorporated herein by reference to the material under the caption "Compensation Committee Report" in the Proxy Statement, or included in an amendment to this Form 10-K, shall be deemed furnished, and not filed, in this Form 10-K and shall not be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, as a result of this furnishing, except to the extent that the Company specifically incorporates it by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is incorporated herein by reference to the following sections of the Company's Proxy Statement: Security Ownership of Certain Beneficial Owners and Management; and Equity Compensation Plans, or will be included in an amendment to this Form 10-K.

Item 13.  Certain Relationships and Related Transactions and Director Independence

The information required by Item 13 is incorporated herein by reference to the following sections of the Company's Proxy Statement: Certain Relationships and Related Transactions; and The Board of Directors, Board Committees and Corporate Governance, or will be included in an amendment to this Form 10-K.

Item 14.  Principal Accounting Fees and Services

The information required by Item 14 is incorporated herein by reference to the following sections of the Company's Proxy Statement: Independent Registered Public Accounting Firm Fees and Services, or will be included in an amendment to this Form 10-K.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)	Documents filed as part of this report:

(1)	Financial statements. The following financial statements, supplementary data, and reports of independent public accountants appearing in Part II, Item 8 of this Form 10-K and are incorporated herein by reference.

Consolidated Statements of Earnings, Comprehensive Income and Shareholders' Equity for the years ended August 31, 2014, 2013 and 2012
Consolidated Balance Sheets at August 31, 2014 and 2013
Consolidated Statements of Cash Flows for the years ended August 31, 2014, 2013 and 2012
Notes to Consolidated Financial Statements
Management's Report on Internal Control
Reports of Independent Registered Public Accounting Firms

(2)	Financial statement schedules and supplementary information

Schedules I, II, III, IV and V are not submitted because they are not applicable or not required or because the required information is included in the Financial Statements referenced in (1) above or the notes thereto.

Other Financial Statements -

Separate financial statements of the registrant have been omitted because it is primarily an operating company, and all of its subsidiaries are included in the consolidated financial statements.

Alliance Boots GmbH

On August 2, 2012, we completed a 45% equity investment in Alliance Boots GmbH that we account for using the equity method of accounting.  SEC Rule 3-09 of Regulation S-X requires that we include or incorporate by reference Alliance Boots GmbH financial statements in this Form 10-K if our investment was considered to be significant in the context of Rule 3-09 for the year ended August 31, 2014.  Alliance Boots GmbH audited consolidated financial statements and accompanying notes (prepared in accordance with IFRS and audited in accordance with U.S. GAAS), including the statements of financial position at March 31, 2014 and 2013 of Alliance Boots and its subsidiaries (the Group) and the related Group income statements, Group statements of comprehensive income, Group statements of changes in equity and Group statements of cash flows for each of the years in the three-year period ended March 31, 2014 are filed as Exhibit 99.1 hereto and incorporated herein by reference.

(3)	Exhibits. Exhibits 10.1 through 10.66 constitute management contracts or compensatory plans or arrangements required to be filed as exhibits pursuant to Item 15(b) of this Form 10-K.

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

2.2*
Amendment No. 1, dated August 5, 2014, to the Purchase and Option Agreement and Walgreen Co. Shareholders Agreement, by and among Walgreen Co., Alliance Boots GmbH, AB Acquisitions Holdings Limited, Walgreen Scotland Investments LP, KKR Sprint (European II) Limited, KKR Sprint (2006) Limited and KKR Sprint (KPE) Limited, Alliance Santé Participations S.A., Stefano Pessina and Kohlberg Kravis Roberts & Co. L.P.
Incorporated by reference to Exhibit 2.1 to Walgreen Co.'s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on August 6, 2014.

2.3	Agreement and Plan of Merger, dated October 17, 2014, by and among Walgreen Co., Walgreens Boots Alliance, Inc. and Ontario Merger Sub, Inc.	Filed herewith

3.1	Amended and Restated Articles of Incorporation of Walgreen Co.	Incorporated by reference to Exhibit 3.1 to Walgreen Co.'s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on January 19, 2011.

3.2	Amended and Restated By-Laws of Walgreen Co., as amended effective as of August 2, 2012.	Incorporated by reference to Exhibit 3.1 to Walgreen Co.'s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on August 6, 2012.

4.1**	Indenture, dated as of July 17, 2008, between Walgreen Co. and Wells Fargo Bank, National Association, as trustee.	Incorporated by reference to Exhibit 4.1 to Walgreen Co.'s registration statement on Form S-3ASR (File No. 333-198443 filed with the SEC on September 16, 2014.

4.2	Form of 5.25% Note due 2019.	Incorporated by reference to Exhibit 4.1 to Walgreen Co.'s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on January 13, 2009.

4.3	Form of 1.000% Note due 2015.	Incorporated by reference to Exhibit 4.2 to Walgreen Co.'s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on September 13, 2012.

4.4	Form of 1.800% Note due 2017.	Incorporated by reference to Exhibit 4.3 to Walgreen Co.'s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on September 13, 2012.

4.5	Form of 3.100% Note due 2022.	Incorporated by reference to Exhibit 4.4 to Walgreen Co.'s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on September 13, 2012.

4.6	Form of 4.400% Note due 2042.	Incorporated by reference to Exhibit 4.5 to Walgreen Co.'s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on September 13, 2012.

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
Incorporated by reference to Exhibit 4.1 to Walgreen Co.'s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on August 6, 2012.

4.8
Amendment No. 1, dated August 5, 2014, to the Purchase and Option Agreement and Walgreen Co. Shareholders Agreement, by and among Walgreen Co., Alliance Boots GmbH, AB Acquisitions Holdings Limited, Walgreen Scotland Investments LP, KKR Sprint (European II) Limited, KKR Sprint (2006) Limited and KKR Sprint (KPE) Limited, Alliance Santé Participations S.A., Stefano Pessina and Kohlberg Kravis Roberts & Co. L.P.
Incorporated by reference to Exhibit 2.1 to Walgreen Co.'s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on August 6, 2014.

10.1	Walgreen Co. Management Incentive Plan (as amended and restated effective July 1, 2014).	Filed herewith

10.2	Walgreen Co. 2011 Cash-Based Incentive Plan.	Incorporated by reference to Exhibit 10.1 to Walgreen Co.'s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on January 17, 2012.

10.3	Walgreen Co. 2013 Omnibus Incentive Plan.	Incorporated by reference to Exhibit 10.1 to Walgreen Co.'s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on January 14, 2013.

10.4	Amendment No. 1 to Walgreen Co. 2013 Omnibus Incentive Plan.	Incorporated by reference to Exhibit 10.1 to Walgreen Co.'s Quarterly Report on Form 10-Q for the quarter ended May 31, 2014 (File No. 1-00604).

10.5	Form of Restricted Stock Unit Award agreement (effective July 2014).	Incorporated by reference to Exhibit 10.3 to Walgreen Co.'s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on August 6, 2014.

10.6	Form of Performance Share Award agreement (effective July 2014).	Incorporated by reference to Exhibit 10.4 to Walgreen Co.'s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on August 6, 2014.

10.7	Form of Stock Option Award agreement (effective July 2014).	Incorporated by reference to Exhibit 10.5 to Walgreen Co.'s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on August 6, 2014.

10.8	Forms of Restricted Stock Unit Award agreement (effective October 2013).	Incorporated by reference to Exhibit 10.4 to Walgreen Co.'s Annual Report on Form 10-K for the fiscal year ended August 31, 2013 (File No. 1-00604).

10.9	Form of Performance Share Award agreement (effective January 10, 2013).	Incorporated by reference to Exhibit 10.3 to Walgreen Co.'s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on January 14, 2013.

10.10	Form of Stock Option Award agreement (effective January 10, 2013).	Incorporated by reference to Exhibit 10.4 to Walgreen Co.'s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on January 14, 2013.

10.11	Form of Amendment to Stock Option Award agreements	Filed herewith

10.12	Walgreen Co. Long-Term Performance Incentive Plan (amendment and restatement of the Walgreen Co. Restricted Performance Share Plan).	Incorporated by reference to Exhibit 10.1 to Walgreen Co.'s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on January 11, 2007.

10.13	Walgreen Co. Long-Term Performance Incentive Plan Amendment No. 1 (effective January 10, 2007).	Incorporated by reference to Exhibit 10.2 to Walgreen Co.'s Quarterly Report on Form 10-Q for the quarter ended February 28, 2007 (File No. 1-00604).

10.14	Walgreen Co. Long-Term Performance Incentive Plan Amendment No. 2.	Incorporated by reference to Exhibit 10.1 to Walgreen Co.'s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on April 14, 2011.

10.15	Form of Restricted Stock Unit Award Agreement (August 15, 2011 grants).	Incorporated by reference to Exhibit 10.5 to Walgreen Co.'s Annual Report on Form 10-K for the fiscal year ended August 31, 2011 (File No. 1-00604).

10.16	Form of Restricted Stock Unit Award Agreement (effective November 1, 2012).	Incorporated by reference to Exhibit 10.7 to Walgreen Co.'s Annual Report on Form 10-K for the fiscal year ended August 31, 2012 (File No. 1-00604).

10.17	Form of Performance Share Contingent Award Agreement (effective September 1, 2011).	Incorporated by reference to Exhibit 10.8 to Walgreen Co.'s Annual Report on Form 10-K for the fiscal year ended August 31, 2011 (File No. 1-00604).

10.18	Walgreen Co. Executive Stock Option Plan (as amended and restated effective January 13, 2010).	Incorporated by reference to Exhibit 99.1 to Walgreen Co.'s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on January 20, 2010.

10.19	Form of Stock Option Agreement (Benefit Indicator 512 - 515) (effective September 1, 2011).	Incorporated by reference to Exhibit 10.11 to Walgreen Co.'s Annual Report on Form 10-K for the fiscal year ended August 31, 2011 (File No. 1-00604).

10.20	Form of Stock Option Agreement (Benefit Indicator 516 and above) (effective September 1, 2011).	Incorporated by reference to Exhibit 10.12 to Walgreen Co.'s Annual Report on Form 10-K for the fiscal year ended August 31, 2011 (File No. 1-00604).

10.21	Walgreen Co. 1986 Executive Deferred Compensation/Capital Accumulation Plan.	Incorporated by reference to Exhibit 10 to Walgreen Co.'s Annual Report on Form 10-K for the fiscal year ended August 31, 1986 (File No. 1-00604).

10.22	Walgreen Co. 1988 Executive Deferred Compensation/Capital Accumulation Plan.	Incorporated by reference to Exhibit 10 to Walgreen Co.'s Quarterly Report on Form 10-Q for the quarter ended November 30, 1987 (File No. 1-00604).

10.23	Amendments to Walgreen Co. 1986 and 1988 Executive Deferred Compensation/ Capital Accumulation Plans.	Incorporated by reference to Exhibit 10 to Walgreen Co.'s Quarterly Report on Form 10-Q for the quarter ended November 30, 1988 (File No. 1-00604).

10.24	Walgreen Co. 1992 Executive Deferred Compensation/Capital Accumulation Plan Series 1.	Incorporated by reference to Exhibit 10 to Walgreen Co.'s Annual Report on Form 10-K for the fiscal year ended August 31, 1992 (File No. 1-00604).

10.25	Walgreen Co. 1992 Executive Deferred Compensation/Capital Accumulation Plan Series 2.	Incorporated by reference to Exhibit 10 to Walgreen Co.'s Annual Report on Form 10-K for the fiscal year ended August 31, 1992 (File No. 1-00604).

10.26	Walgreen Co. 1997 Executive Deferred Compensation/Capital Accumulation Plan Series 1.	Incorporated by reference to Exhibit 10(c) to Walgreen Co.'s Quarterly Report on Form 10-Q for the quarter ended February 28, 1997 (File No. 1-00604).

10.27	Walgreen Co. 1997 Executive Deferred Compensation/Capital Accumulation Plan Series 2.	Incorporated by reference to Exhibit 10(d) to Walgreen Co.'s Quarterly Report on Form 10-Q for the quarter ended February 28, 1997 (File No. 1-00604).

10.28	Walgreen Co. 2001 Executive Deferred Compensation/Capital Accumulation Plan.	Incorporated by reference to Exhibit 10(g) to Walgreen Co.'s Annual Report on Form 10-K for the fiscal year ended August 31, 2001 (File No. 1-00604).

10.29	Walgreen Co. 2002 Executive Deferred Compensation/Capital Accumulation Plan.	Incorporated by reference to Exhibit 10(g) to Walgreen Co.'s Annual Report on Form 10-K for the fiscal year ended August 31, 2002 (File No. 1-00604).

10.30	Amendment to the Walgreen Co. 1986, 1988, 1992 (Series 1), 1992 (Series 2), 1997 (Series 1), 1997 (Series 2), 2001 and 2002 Executive Deferred Compensation/ Capital Accumulation Plans.	Incorporated by reference to Exhibit 10.3 to Walgreen Co.'s Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2009 (File No. 1-00604).

10.31	Walgreen Co. 2006 Executive Deferred Compensation/Capital Accumulation Plan (effective January 1, 2006).	Incorporated by reference to Exhibit 10(b) to Walgreen Co.'s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2005 (File No. 1-00604).

10.32	Walgreen Co. 2011 Executive Deferred Compensation Plan.	Incorporated by reference to Exhibit 10.1 to Walgreen Co.'s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on November 12, 2010.

10.33	Amendment No. 1 to the Walgreen Co. 2011 Executive Deferred Compensation Plan.	Incorporated by reference to Exhibit 10.1 to Walgreen Co.'s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on January 19, 2011.

10.34	Walgreen Co. Executive Deferred Profit-Sharing Plan, as amended and restated effective January 1, 2012.	Incorporated by reference to Exhibit 10.2 to Walgreen Co.'s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on July 15, 2011.

10.35	Amendment to Walgreen Co. Executive Deferred Profit-Sharing Plan.	Incorporated by reference to Exhibit 10.5 to Walgreen Co.'s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on January 14, 2013.

10.36	Amendment Number Two to the Walgreen Co. Executive Deferred Profit-Sharing Plan.	Filed herewith.

10.37	Share Walgreens Stock Purchase/Option Plan (effective October 1, 1992), as amended.	Incorporated by reference to Exhibit 10(d) to Walgreen Co.'s Quarterly Report on Form 10-Q for the quarter ended February 28, 2003 (File No. 1-00604).

10.38	Share Walgreens Stock Purchase/Option Plan Amendment No. 4 (effective July 15, 2005), as amended.	Incorporated by reference to Exhibit 10(h)(ii) to Walgreen Co.'s Annual Report on Form 10-K for the fiscal year ended August 31, 2005 (File No. 1-00604).

10.39	Share Walgreens Stock Purchase/Option Plan Amendment No. 5 (effective October 11, 2006).	Incorporated by reference to Exhibit 10(b) to Walgreen Co.'s Quarterly Report on Form 10-Q for the quarter ended November 30, 2006 (File No. 1-00604).

10.40	Walgreen Select Senior Executive Retiree Medical Expense Plan.	Incorporated by reference to Exhibit 10(j) to Walgreen Co.'s Annual Report on Form 10-K for the fiscal year ended August 31, 1996 (File No. 1-00604).

10.41	Walgreen Select Senior Executive Retiree Medical Expense Plan Amendment No. 1 (effective August 1, 2002).	Incorporated by reference to Exhibit 10(a) to Walgreen Co.'s Quarterly Report on Form 10-Q for the quarter ended February 28, 2003 (File No. 1-00604).

10.42	Walgreen Co. 162(m) Deferred Compensation Plan, as amended and restated.	Incorporated by reference to Exhibit 10.1 to Walgreen Co.'s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on October 17, 2011.

10.43	Walgreen Co. Nonemployee Director Stock Plan, as amended and restated (effective January 14, 2004).	Incorporated by reference to Exhibit 10(a) to Walgreen Co.'s Quarterly Report on Form 10-Q for the quarter ended February 29, 2004 (File No. 1-00604).

10.44	Walgreen Co. Nonemployee Director Stock Plan Amendment No. 1 (effective October 12, 2005).	Incorporated by reference to Exhibit 10(a) to Walgreen Co.'s Quarterly Report on Form 10-Q for the quarter ended November 30, 2005 (File No. 1-00604).

10.45	Walgreen Co. Nonemployee Director Stock Plan Amendment No. 2 (effective October 11, 2006).	Incorporated by reference to Exhibit 10(f) to Walgreen Co.'s Quarterly Report on Form 10-Q for the quarter ended November 30, 2006 (File No. 1-00604).

10.46	Walgreen Co. Nonemployee Director Stock Plan Amendment No. 3 (effective September 1, 2009).	Incorporated by reference to Exhibit 10.43 to Walgreen Co.'s Annual Report on Form 10-K for the fiscal year ended August 31, 2010 (File No. 1-00604).

10.47	Form of Change of Control Employment Agreements.	Incorporated by reference to Exhibit 10 to Walgreen Co.'s Current Report on Form 8-K dated October 18, 1988 (File No. 1-00604).

10.48	Amendment to Employment Agreements adopted July 12, 1989.	Incorporated by reference to Exhibit 10 to Walgreen Co.'s Annual Report on Form 10-K for the fiscal year ended August 31, 1989 (File No. 1-00604).

10.49	Form of Amendment to Change of Control Employment Agreements (effective January 1, 2009).	Incorporated by reference to Exhibit 10.2 to Walgreen Co.'s Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2009 (File No. 1-00604).

10.50	Walgreen Co. Executive Severance and Change in Control Plan effective January 1, 2013.	Incorporated by reference to Exhibit 10.1 to Walgreen Co.'s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on July 16, 2012.

10.51	First Amendment to the Walgreen Co. Executive Severance and Change in Control Plan	Incorporated by reference to Exhibit 10.1 to Walgreen Co.'s Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2014 (File No. 1-00604).

10.52	Executive Stock Option Plan – Stock Option Agreement made as of October 10, 2008 between Alan G. McNally and Walgreen Co.	Incorporated by reference to Exhibit 10.8 to Walgreen Co.'s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2008 (File No. 1-00604).

10.53
Long-Term Performance Incentive Plan – Restricted Stock Unit Award Agreement made as of October 10, 2008 (and the Non-Competition, Non-Solicitation and Confidentiality Agreement attached thereto) between Alan G. McNally and Walgreen Co.
Incorporated by reference to Exhibit 10.9 to Walgreen Co.'s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2008 (File No. 1-00604).

10.54	Offer letter agreement dated August 9, 2011 between Thomas J. Sabatino and Walgreen Co.	Incorporated by reference to Exhibit 10.55 to Walgreen Co.'s Annual Report on Form 10-K for the fiscal year ended August 31, 2011 (File No. 1-00604).

10.55	Offer letter agreement dated July 30, 2014 between Timothy R. McLevish and Walgreen Co.	Incorporated by reference to Exhibit 10.1 to Walgreen Co.'s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on August 4, 2014

10.56	drugstore.com, inc., 1998 Stock Plan, as amended.	Incorporated by reference to Exhibit 99.1 to Walgreen Co.'s Registration Statement on Form S-8 (File No. 333-174811) filed with the SEC on June 9, 2011.

10.57	drugstore.com, inc., 2008 Equity Incentive Plan, as amended.	Incorporated by reference to Exhibit 99.2 to Walgreen Co.'s Registration Statement on Form S-8 (File No. 333-174811) filed with the SEC on June 9, 2011.

10.58	Secondment Agreement dated September 27, 2013 between Alliance Boots Management Services Limited and Walgreen Co.	Incorporated by reference to Exhibit 10.52 to Walgreen Co.'s Annual Report on Form 10-K for the fiscal year ended August 31, 2013 (File No. 1-00604).

10.59	Assignment Letter dated September 27, 2013 between Alexander Gourlay and Alliance Boots Management Services Ltd.	Incorporated by reference to Exhibit 10.53 to Walgreen Co.'s Annual Report on Form 10-K for the fiscal year ended August 31, 2013 (File No. 1-00604).

10.60	Assignment Agreement dated November 15, 2012 between Walgreen Co. and Jeffrey Berkowitz (including the Walgreen Co. Long-Term Global Assignment Relocation Policy attached thereto).	Incorporated by reference to Exhibit 10.3 to Walgreen Co.'s Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2014 (File No. 1-00604).

10.61	Retirement Agreement and Release between Walgreen Co. and Graham W. Atkinson.	Incorporated by reference to Exhibit 10.2 to Walgreen Co.'s Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2014 (File No. 1-00604).

10.62	Retirement Agreement and Release between Walgreen Co. and Robert Zimmerman.	Incorporated by reference to Exhibit 10.2 to Walgreen Co.'s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2014 (File No. 1-00604).

10.63	Consulting Services Agreement entered as of April 29, 2014 between Walgreen Co. and Robert Zimmerman.	Incorporated by reference to Exhibit 10.3 to Walgreen Co.'s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2014 (File No. 1-00604).

10.64	Transition and Separation Agreement dated August 4, 2014 between Walgreen Co. and Wade D. Miquelon	Incorporated by reference to Exhibit 10.2 to Walgreen Co.'s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on August 4, 2014.

10.65	Retirement Agreement and Release dated August 5, 2014 between Walgreen Co. and Kermit Crawford.	Incorporated by reference to Exhibit 10.1 to Walgreen Co.'s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on August 6, 2014.

10.66	Consulting Services Agreement entered as of August 5, 2014 between Walgreen Co. and Kermit Crawford.	Incorporated by reference to Exhibit 10.2 to Walgreen Co.'s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on August 6, 2014.

10.67
Credit Agreement, dated as of July 23, 2012, among Walgreen Co., the lenders party thereto, Bank of America, N.A., as administrative agent and a letter of credit issuer, and Wells Fargo Bank, National Association, as a letter of credit issuer.

Incorporated by reference to Exhibit 10.2 to Walgreen Co.'s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on July 26, 2012.

10.68
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
Incorporated by reference to Exhibit 10.3 to Walgreen Co.'s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on July 26, 2012.

10.69	Shareholders' Agreement, dated as of August 2, 2012, by and among Alliance Boots GmbH, AB Acquisition Holdings Limited and Walgreen Co.	Incorporated by reference to Exhibit 10.1 to Walgreen Co.'s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on August 6, 2012.

10.70
Framework Agreement, dated as of March 18, 2013, by and among Walgreen Co., Alliance Boots GmbH and AmerisourceBergen Corporation, including as Annex B-1 thereto, the form of Warrant 1 and, as Annex B-2 thereto, the form of Warrant 2 (Walgreen Co. was issued 50% of each of the referenced Warrants).
Incorporated by reference to Exhibit 10.1 to Walgreen Co.'s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on March 20, 2013.

10.71	Shareholders Agreement, dated as of March 18, 2013, by and among Walgreen Co., Alliance Boots GmbH and AmerisourceBergen Corporation.	Incorporated by reference to Exhibit 10.2 to Walgreen Co.'s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on March 20, 2013.

10.72	Transaction Rights Agreement, dated as of March 18, 2013, by and among Walgreen Co., Walgreens Pharmacy Strategies, LLC, Alliance Boots GmbH, Alliance Boots Luxembourg S.à r.l., and WAB Holdings LLC.	Incorporated by reference to Exhibit 10.3 to Walgreen Co.'s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on March 20, 2013.

10.73	Limited Liability Company Agreement of WAB Holdings LLC, dated as of March 18, 2013, by and between Walgreens Pharmacy Strategies, LLC and Alliance Boots Luxembourg S.à r.l.
Incorporated by reference to Exhibit 99.9 to the Schedule 13D (File No. 005-77989) filed with the SEC by Walgreen Co., et. al., with respect to AmerisourceBergen Corporation common stock on April 15, 2014.

10.74	Nomination and Support Agreement, dated as of September 5, 2014, between JANA Partners LLC and Walgreen Co.	Incorporated by reference to Exhibit 99.1 to Walgreen Co.'s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on September 8, 2014.

12.	Computation of Ratio of Earnings to Fixed Charges.	Filed herewith.

21.	Subsidiaries of the Registrant.	Filed herewith.

23.1	Consent of Deloitte & Touche LLP.	Filed herewith.

23.2	Consent of KPMG LLP.	Filed herewith.

23.3	Consent of KPMG LLP.	Filed herewith.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.	Furnished herewith.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.	Furnished herewith.

99.1
Alliance Boots GmbH audited consolidated financial statements comprised of the Group statements of financial position at March 31, 2014 and 2013, and the related Group income statements, Group statements of comprehensive income, Group statements of changes in equity and Group statements of cash flows for each of the years in the three-year period ended March 31, 2014.
Incorporated by reference to Exhibit 99.1 to Walgreen Co.'s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on May 15, 2014.

101.INS	XBRL Instance Document	Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.

*	Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Copies of any omitted schedule or exhibit will be furnished supplementally to the SEC upon request.

**	Other instruments defining the rights of holders of long-term debt of the registrant and its consolidated subsidiaries may be omitted from Exhibit 4 in accordance with Item 601(b)(4)(iii)(A) of Regulation S-K. Copies of any such agreements will be furnished supplementally to the SEC upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WALGREEN CO.
October 20, 2014
By:   /s/  Timothy R. McLevish
               Timothy R. McLevish
                 Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934 this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Gregory D. Wasson	President and Chief Executive Officer	October 20, 2014
Gregory D. Wasson	(Principal Executive Officer) and Director

/s/ Timothy R. McLevish	Executive Vice President and Chief	October 20, 2014
Timothy R. McLevish	Financial Officer (Principal Financial Officer)

/s/ Theodore J. Heidloff	Divisional Vice President, Accounting	October 20, 2014
Theodore J. Heidloff	and Controller (Principal Accounting Officer)

/s/ James A. Skinner	Chairman of the Board	October 20, 2014
James A. Skinner
/s/ Janice M. Babiak	Director	October 20, 2014
Janice M. Babiak

/s/ David J. Brailer	Director	October 20, 2014
David J. Brailer

/s/ Steven A. Davis	Director	October 20, 2014
Steven A. Davis

/s/ William C. Foote	Director	October 20, 2014
William C. Foote

/s/ Mark P. Frissora	Director	October 20, 2014
Mark P. Frissora

/s/ Ginger L. Graham	Director	October 20, 2014
Ginger L. Graham

/s/ Alan G. McNally	Director	October 20, 2014
Alan G. McNally

/s/ Dominic P. Murphy	Director	October 20, 2014
Dominic P. Murphy

/s/ Stefano Pessina	Director	October 20, 2014
Stefano Pessina

/s/ Barry Rosenstein	Director	October 20, 2014
Barry Rosenstein

/s/ Nancy M. Schlichting	Director	October 20, 2014
Nancy M. Schlichting

/s/ Alejandro Silva	Director	October 20, 2014
Alejandro Silva

INDEX

Exhibit No.	Description

2.3	Agreement and Plan of Merger, dated October 17, 2014, by and among Walgreen Co., Walgreens Boots Alliance, Inc. and Ontario Merger Sub, Inc.

10.1	Walgreen Co. Management Incentive Plan (as amended and restated effective July 1, 2014).

10.11	Form of Amendment to Stock Option Award agreements

10.36	Amendment Number Two to the Walgreen Co. Executive Deferred Profit-Sharing Plan.

12	Computation of Ratio of Earnings to Fixed Charges.

21	Subsidiaries of the Registrant.

23.1	Consent of Deloitte & Touche LLP.

23.2	Consent of KPMG LLP.

23.3	Consent of KPMG LLP.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document