Form 10-K/A
period 2014-08-31
WALGREEN CO
filed 2014-11-03
CIK 104207

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

EXPLANATORY NOTE

Walgreen Co. is filing this Amendment  No. 1 on Form 10-K/A ("Amendment") to its Annual Report on Form 10-K for the fiscal year ended August 31, 2014 ("Original Form 10-K"), which was filed with the U.S. Securities and Exchange Commission ("SEC") on October 20, 2014, to include "Subsidiary Issuer Information" under the caption "Other Matters" in Note 1 to the Consolidated Financial Statements pursuant to Rule 3-10, Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered, of Regulation S-X. This information is included in this Amendment to provide the Company with increased flexibility in structuring potential future issuances of publicly-traded debt securities and was not required to be included in the Original Form 10-K.  This Amendment also, as noted under the caption "Other Matters" in Note 1 to the Consolidated Financial Statements, corrects an inadvertent error, made in the process of converting and formatting the Original Form 10-K to an electronic format suitable for filing with the SEC, in Note 10 regarding the number of warrants to purchase shares of AmerisourceBergen common stock issued to the Company and Alliance Boots GmbH; amends the number of unvested stock options at August 31, 2014 (from 18,869,912 in the Original Form 10-K to 18,896,912 in this Amendment) in Note 14; and corrects typographical errors in Note 1 and Note 8. This Amendment does not affect any other portion of the Company's Consolidated Financial Statements, including the Consolidated Statements of Earnings, Comprehensive Income and Shareholders' Equity, Consolidated Balance Sheets and Consolidated Statements of Cash Flows, which are unchanged from the Original Form 10-K. The Amendment also corrects the 2014 and 2013 comparable 30-day equivalent prescription percentage increase/(decrease) amounts and 2013 comparable prescription percentage increase/decrease amount disclosed in the Operating Statistics table in Part II, Item 7 of the Original Form 10-K.

For the convenience of the reader, this Amendment sets forth the entire Form 10-K.  Except as expressly set forth herein, this Amendment speaks as of the filing date of the Original Form 10-K and does not reflect events occurring after the date of the Original Form 10-K or modify or update any of the other disclosures contained therein, other than as required in an Amendment to reflect the changes referenced above.  References in this Amendment to the "Form 10-K" refer to the Original Form 10-K as amended hereby.

       Walgreen Co.
      Annual Report on Form 10-K/A
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

OPERATING STATISTICS

	Percentage Increases/ (Decreases)
Fiscal Year	2014	2013	2012
Net Sales	5.8	0.8	(0.8)
Net Earnings Attributable to Walgreen Co.	(21.1)	15.2	(21.6)
Comparable Drugstore Sales	4.9	(1.3)	(3.6)
Prescription Sales	7.9	0.4	(3.1)
Comparable Drugstore Prescription Sales	6.8	(1.7)	(6.1)
Front-End Sales	2.1	1.5	3.6
Comparable Drugstore Front-End Sales	2.0	(0.7)	0.6
Gross Profit	2.1	3.8	(0.7)
Selling, General and Administrative Expenses	2.6	3.9	1.9

	Percent to Net Sales
Fiscal Year	2014	2013	2012
Gross Margin	28.2	29.3	28.4
Selling, General and Administrative Expenses	23.6	24.3	23.6

	Other Statistics
Fiscal Year	2014	2013	2012
Prescription Sales as a % of Net Sales	64.2	62.9	63.2
Third Party Sales as a % of Total Prescription Sales	96.5	95.8	95.6
Number of Prescriptions (in millions)	699	683	664
Comparable Prescription % Increase/(Decrease)	1.8	1.1	(8.4)
30-Day Equivalent Prescriptions (in millions) *	856	821	784
Comparable 30-Day Equivalent Prescription % Increase/(Decrease) *	3.9	3.2	(5.1)
Total Number of Locations	8,309	8,582	8,385

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

Net cash used by financing activities in fiscal 2014 was $1.6 billion compared to $1.5 billion in the prior year.  In fiscal 2014, we repaid our $550 million floating rate notes upon maturity in March 2014. In September 2012, we received proceeds from a public offering of $4.0 billion of notes with varying interest rates (see Note 9 to our Consolidated Financial Statements in Part II, Item 8 of this Form 10-K).  The notes were used, in part, to repay the $3.0 billion 364-day bridge term loan obtained in August 2012 in connection with the investment in Alliance Boots.  In addition, we repaid our $1.3 billion 4.875% notes upon maturity on August 1, 2013.  We repurchased shares totaling $705 million in fiscal 2014, all of which was to support the needs of the employee stock plans.  In the prior year, we repurchased shares totaling $615 million to support the needs of the employee stock plans.  We had proceeds related to employee stock plans of $612 million in fiscal 2014, compared to $486 million in fiscal 2013.  Cash dividends paid were $1.2 billion in fiscal 2014 versus $1.0 billion a year ago.  On August 5, 2014, we announced an increase in the quarterly dividend to 33.75 cents per share from the previous rate of 31.5 cents per share.  The increase raised the annual dividend rate from $1.26 per share to $1.35 per share.

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

Consolidated Statements of Shareholders' Equity

Walgreen Co. and Subsidiaries
For the years ended August 31, 2014, 2013 and 2012
(In millions, except shares and per share amounts)

	Equity attributable to Walgreen Co.
	Common Stock Shares	Common Stock Amount	Treasury Stock Amount	Paid-In Capital	Employee Stock Loan Receivable	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interests	Total Equity
Balance, August 31, 2011	889,294,130	$80	$(4,926)	$834	$(34)	$16	$18,877	$-	$14,847
Net earnings	-	-	-	-	-	-	2,127	-	2,127
Dividends declared ($.95 per share)	-	-	-	-	-	-	(848)	-	(848)
Treasury stock purchases	(34,720,215)	-	(1,191)	-	-	-	-	-	(1,191)
Employee stock purchase and option plans	6,088,749	-	229	(75)	-	-	-	-	154
Stock-based compensation	-	-	-	99	-	-	-	-	99
Employee stock loan receivable	-	-	-	-	15	-	-	-	15
Shares issued for investment in Alliance Boots	83,392,670	0	2,903	78	-	-	-	-	2,981
Postretirement liability, net of $32 tax expense	-	-	-	-	-	52	-	-	52
Balance, August 31, 2012	944,055,334	$80	$(2,985)	$936	$(19)	$68	$20,156	$-	$18,236
Net earnings	-	-	-	-	-	-	2,450	-	2,450
Dividends declared ($1.14 per share)	-	-	-	-	-	-	(1,083)	-	(1,083)
Treasury stock purchases	(13,797,490)	-	(615)	-	-	-	-	-	(615)
Employee stock purchase and option plans	16,337,734	-	486	34	-	-	-	-	520
Stock-based compensation	-	-	-	104	-	-	-	-	104
Employee stock loan receivable	-	-	-	-	8	-	-	-	8
Cumulative currency translation, net of $55 tax benefit	-	-	-	-	-	(103)	-	-	(103)
Share of other comprehensive loss of Alliance Boots, net of $32 tax benefit	-	-	-	-	-	(59)	-	-	(59)
Unrecognized gain on available-for-sale investments, net of tax	-	-	-	-	-	1	-	-	1
Postretirement liability, net of $3 tax benefit	-	-	-	-	-	(5)	-	-	(5)
Balance, August 31, 2013	946,595,578	$80	$(3,114)	$1,074	$(11)	$(98)	$21,523	$-	$19,454
Net earnings	-	-	-	-	-	-	1,932	99	2,031
Dividends declared ($1.28 per share)	-	-	-	-	-	-	(1,226)	-	(1,226)
Treasury stock purchases	(11,810,351)	-	(705)	-	-	-	-	-	(705)
Employee stock purchase and option plans	15,601,662	-	622	(16)	-	-	-	-	606
Stock-based compensation	-	-	-	114	-	-	-	-	114
Employee stock loan receivable	-	-	-	-	6	-	-	-	6
Cumulative currency translation, net of $154 tax expense	-	-	-	-	-	286	-	-	286
Share of other comprehensive loss of Alliance Boots, net of $22 tax benefit	-	-	-	-	-	(41)	-	-	(41)
Unrecognized gain on available-for-sale investments, net of $63 tax expense	-	-	-	-	-	106	-	-	106
Unrealized loss on cash flow hedge, net of $17 tax benefit	-	-	-	-	-	(27)	-	-	(27)
Post retirement liability, net of $29 tax benefit	-	-	-	-	-	(48)	-	-	(48)
Other	-	-	-	-	-	-	-	5	5
Balance, August 31, 2014	950,386,889	$80	$(3,197)	$1,172	$(5)	$178	$22,229	$104	$20,561

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

Other Matters

Subsidiary Issuer Information
Walgreens Boots Alliance, Inc. (WBA) is a new corporation incorporated on September 2, 2014 under the laws of Delaware and is currently a direct 100% owned finance subsidiary of the Company.  Walgreens Boots Alliance, Inc. is anticipated to be the issuer of one or more series of unsecured, unsubordinated notes (WBA notes) in connection with the financing of a portion of the cash consideration payable in connection with the second step transaction, the refinancing of substantially all of Alliance Boots' total borrowings in connection with the second step transaction and/or the payment of related fees and expenses. Following the completion of the second step transaction, a portion of the net proceeds from the issuance of the WBA notes may also be used for general corporate purposes, including the repayment and/or refinancing of existing Company obligations.  The Company will guarantee the WBA notes and such guarantee will be full and unconditional.

The Company anticipates that neither the WBA notes nor any other potential Company or WBA financings in connection with the second step transaction will contain any significant restrictions on the ability of the Company's subsidiaries to make dividend payments, loans or advances to the Company or WBA.

In addition, the Company is the issuer of five series of senior unsecured notes (Company Notes) and the borrower under two revolving credit facilities (Company Credit Facilities).  Neither the Company Notes nor Company Credit Facilities are guaranteed by any of the Company's subsidiaries.  The Company Notes and Company Credit Facilities do not contain any significant restrictions on the ability of the Company's subsidiaries to make dividend payments, loans or advances to the Company.

Other Information
In addition, this Amendment No. 1 on Form 10-K/A corrects the number of warrants to purchase shares of AmerisourceBergen common stock issued to the Company and Alliance Boots GmbH in Note 10 to 11,348,456; the number of unvested stock options at August 31, 2014, in Note 14 to 18,896,912 and typographical errors in Note 1 and Note 8.

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

Impaired Assets and Liabilities for Store Closings
The Company tests long-lived assets for impairment whenever events or circumstances indicate that a certain asset may be impaired. Store locations that have been open at least five years are reviewed for impairment indicators at least annually. Once identified, the amount of the impairment is computed by comparing the carrying value of the assets to the fair value, which is based on the discounted estimated future cash flows. Impairment charges included in selling, general and administrative expenses were $167 million in fiscal 2014, primarily resulting from the Company's store optimization plan.  Impairment charges recognized in fiscal 2013 and 2012 were $30 million and $27 million, respectively.

The Company also provides for future costs related to closed locations. The liability is based on the present value of future rent obligations and other related costs (net of estimated sublease rent) to the first lease option date. The reserve for store closings, including $137 million from locations closed under the Company's optimization plan, was $257 million as of August 31, 2014 compared to $123 million as of August 31 2013. See Note 2 for additional disclosure regarding the Company's reserve for future costs related to closed locations.

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

Summarized Financial Information

Summarized financial information for the Company's equity method investees is as follows:

Balance Sheet (in millions)

	At August 31,
	2014(1)	2013(1)
Current Assets	$8,768	$8,906
Non-Current Assets	21,525	19,484
Current Liabilities	7,791	7,204
Non-Current Liabilities	11,285	12,228
Shareholders' Equity(2)	11,217	8,958

Income Statement (in millions)

	Year Ended August 31,
	2014(3)	2013	2012
Net sales	$37,305	$30,446	$37
Gross Profit	7,927	6,391	17
Net Earnings	1,446	1,022	2
Share of income from investments accounted for using the equity method(3)	618	345	1

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

Changes in the carrying amount of goodwill consist of the following activity (in millions):

	2014	2013
Net book value – September 1	$2,410	$2,161
Acquisitions	58	236
Sale of business	(92)	-
Other(1)	(17)	13
Net book value – August 31	$2,359	$2,410

(1)	"Other" primarily represents immaterial purchase accounting adjustments for the Company's acquisitions.

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

In September 2012, the Company purchased the regional drugstore chain USA Drug from Stephen L. LaFrance Holdings, Inc. and members of the LaFrance family for $436 million, net of assumed cash and selected other assets (primarily prescription files).  In December 2012, the Company purchased an 80% interest in Cystic Fibrosis Foundation Pharmacy LLC for $29 million, net of assumed cash.  The USA Drug and Cystic Fibrosis acquisitions added $220 million and $16 million of goodwill, respectively.

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

(1) Upon the amendment and immediate exercise of the call option to acquire the remaining 55% ownership of Alliance Boots, the Company was required to compare the fair value of the amended option with the book value of the original option with a gain or loss recognized for the difference.  The fair value of the amended option resulted in a financial statement loss of $866 million.  The loss on the Alliance Boots call option will be, in part, a capital loss and available to be carried forward and offset future capital gains through fiscal 2020.  The loss also contributed to the increased valuation allowance amount reported in the deferred income tax table below.

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

The Company believes it is more likely than not that the benefit from certain net operating and capital loss carryforwards will not be realized.  In recognition of this risk, the Company has recorded a valuation allowance of $223 million on certain deferred tax assets relating to these loss carryforwards as of August 31, 2014.

Income taxes paid were $1.2 billion for fiscal years 2014, 2013 and 2012.

 ASC Topic 740, Income Taxes, provides guidance regarding the recognition, measurement, presentation and disclosure in the financial statements of tax positions taken or expected to be taken on a tax return, including the decision whether to file in a particular jurisdiction.  As of August 31, 2014, all unrecognized tax benefits were reported as long-term liabilities on the Consolidated Balance Sheet.  As of August 31, 2013, $32 million of unrecognized tax benefits were reported as current income tax liabilities, with the balance classified as long-term liabilities on the Consolidated Balance Sheet.

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

(9)	Short-Term Borrowings and Long-Term Debt

Short-term borrowings and long-term debt consist of the following at August 31 (in millions):

	2014	2013
Short-Term Borrowings -
Current maturities of loans assumed through the purchase of land and buildings; various interest rates from 5.000% to 8.750%; various maturities from 2015 to 2035	$8	$2
1.000% unsecured notes due 2015, net of unamortized discount	750	-
Unsecured variable rate notes due 2014, net of unamortized discount	-	550
Other	16	18
Total short-term borrowings	$774	$570

Long-Term Debt -
1.000% unsecured notes due 2015, net of unamortized discount	-	749
1.800% unsecured notes due 2017, net of unamortized discount	999	998
5.250% unsecured notes due 2019, net of unamortized discount and interest rate swap fair market value adjustment (see Note 10)	1,010	994
3.100% unsecured notes due 2022, net of unamortized discount	1,199	1,199
4.400% unsecured notes due 2042, net of unamortized discount	496	496
Loans assumed through the purchase of land and buildings; various interest rates from 5.000% to 8.750%; various maturities from 2015 to 2035	40	43
	3,744	4,479
Less current maturities	(8)	(2)
Total long-term debt	$3,736	$4,477

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

A summary of the equity awards authorized and available for future grants under the Omnibus Plan and Former Plans follows:

Available for future grants at August 31, 2013	56,454,499
Newly authorized options	-
Granted	(11,209,853)
Cancellation and forfeitures	1,417,145
Plan termination	1,690,451
Available for future grants at August 31, 2014	48,352,242

A summary of the Company's stock options outstanding under the Omnibus Plan and Former Plans follows:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Outstanding at August 31, 2013	41,216,173	$34.69	6.14	$548
Granted	6,744,582	60.70
Exercised	(13,832,509)	35.47
Expired/Forfeited	(2,211,422)	42.54
Outstanding at August 31, 2014	31,916,824	$39.28	6.40	$674
Unvested at August 31, 2014	18,896,912	$43.33	7.93	$326
Exercisable at August 31, 2014	12,433,713	$32.97	4.04	$343

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

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois
October 20, 2014 (except for the Other Matters section of Note 1 as to which the date is November 3, 2014)

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

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended August 31, 2014 of the Company and our report dated October 20, 2014 (except for the Other Matters section of Note 1 as to which the date is November 3, 2014) expressed an unqualified opinion on those financial statements based on our audit and the report of other auditors.

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois
October 20, 2014

To the Board of Alliance Boots GmbH:

We have audited the non-statutory consolidated financial statements of Alliance Boots GmbH and its subsidiaries (the "Group", not presented separately herein), which comprise the Group statements of financial position as at 31 May 2014 and 2013, and the related Group income statements, Group statements of comprehensive income, Group statements of changes in equity and Group statements of cash flows for the year ended 31 May 2014 and ten months ended 31 May 2013.  These non-statutory consolidated financial statements are the responsibility of the Group's management.  Our responsibility is to express an opinion on these non-statutory consolidated financial statements based on our audits.

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

The material incorporated herein by reference to the material under the caption "Compensation Committee Report" in the Proxy Statement, or included in an amendment to this Form 10-K shall be deemed furnished, and not filed, in this Form 10-K, and shall not be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, as a result of this furnishing, except to the extent that the Company specifically incorporates it by reference.

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
Incorporated by reference to Exhibit 2.1 to Walgreen Co.'s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on August 6, 2014.

2.3	Agreement and Plan of Merger, dated October 17, 2014, by and among Walgreen Co., Walgreens Boots Alliance, Inc. and Ontario Merger Sub, Inc.	Previously filed with the Original Form 10-K on October 20, 2014.

3.1	Amended and Restated Articles of Incorporation of Walgreen Co.	Incorporated by reference to Exhibit 3.1 to Walgreen Co.'s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on January 19, 2011.

3.2	Amended and Restated By-Laws of Walgreen Co., as amended effective as of August 2, 2012.	Incorporated by reference to Exhibit 3.1 to Walgreen Co.'s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on August 6, 2012.

4.1**	Indenture, dated as of July 17, 2008, between Walgreen Co. and Wells Fargo Bank, National Association, as trustee.	Incorporated by reference to Exhibit 4.1 to Walgreen Co.'s registration statement on Form S-3ASR (File No. 333-198443 filed with the SEC on September 16, 2014.

4.2	Form of 5.25% Note due 2019.	Incorporated by reference to Exhibit 4.1 to Walgreen Co.'s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on January 13, 2009.

4.3	Form of 1.000% Note due 2015.	Incorporated by reference to Exhibit 4.2 to Walgreen Co.'s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on September 13, 2012.

4.4	Form of 1.800% Note due 2017.	Incorporated by reference to Exhibit 4.3 to Walgreen Co.'s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on September 13, 2012.

4.5	Form of 3.100% Note due 2022.	Incorporated by reference to Exhibit 4.4 to Walgreen Co.'s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on September 13, 2012.

4.6	Form of 4.400% Note due 2042.	Incorporated by reference to Exhibit 4.5 to Walgreen Co.'s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on September 13, 2012.

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
Incorporated by reference to Exhibit 2.1 to Walgreen Co.'s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on August 6, 2014.

10.1	Walgreen Co. Management Incentive Plan (as amended and restated effective July 1, 2014).	Previously filed with the Original Form 10-K on October 20, 2014.

10.2	Walgreen Co. 2011 Cash-Based Incentive Plan.	Incorporated by reference to Exhibit 10.1 to Walgreen Co.'s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on January 17, 2012.

10.3	Walgreen Co. 2013 Omnibus Incentive Plan.	Incorporated by reference to Exhibit 10.1 to Walgreen Co.'s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on January 14, 2013.

10.4	Amendment No. 1 to Walgreen Co. 2013 Omnibus Incentive Plan.	Incorporated by reference to Exhibit 10.1 to Walgreen Co.'s Quarterly Report on Form 10-Q for the quarter ended May 31, 2014 (File No. 1-00604).

10.5	Form of Restricted Stock Unit Award agreement (effective July 2014).	Incorporated by reference to Exhibit 10.3 to Walgreen Co.'s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on August 6, 2014.

10.6	Form of Performance Share Award agreement (effective July 2014).	Incorporated by reference to Exhibit 10.4 to Walgreen Co.'s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on August 6, 2014.

10.7	Form of Stock Option Award agreement (effective July 2014).	Incorporated by reference to Exhibit 10.5 to Walgreen Co.'s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on August 6, 2014.

10.8	Forms of Restricted Stock Unit Award agreement (effective October 2013).	Incorporated by reference to Exhibit 10.4 to Walgreen Co.'s Annual Report on Form 10-K for the fiscal year ended August 31, 2013 (File No. 1-00604).

10.9	Form of Performance Share Award agreement (effective January 10, 2013).	Incorporated by reference to Exhibit 10.3 to Walgreen Co.'s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on January 14, 2013.

10.10	Form of Stock Option Award agreement (effective January 10, 2013).	Incorporated by reference to Exhibit 10.4 to Walgreen Co.'s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on January 14, 2013.

10.11	Form of Amendment to Stock Option Award agreements	Previously filed with the Original Form 10-K on October 20, 2014.

10.12	Walgreen Co. Long-Term Performance Incentive Plan (amendment and restatement of the Walgreen Co. Restricted Performance Share Plan).	Incorporated by reference to Exhibit 10.1 to Walgreen Co.'s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on January 11, 2007.

10.13	Walgreen Co. Long-Term Performance Incentive Plan Amendment No. 1 (effective January 10, 2007).	Incorporated by reference to Exhibit 10.2 to Walgreen Co.'s Quarterly Report on Form 10-Q for the quarter ended February 28, 2007 (File No. 1-00604).

10.14	Walgreen Co. Long-Term Performance Incentive Plan Amendment No. 2.	Incorporated by reference to Exhibit 10.1 to Walgreen Co.'s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on April 14, 2011.

10.15	Form of Restricted Stock Unit Award Agreement (August 15, 2011 grants).	Incorporated by reference to Exhibit 10.5 to Walgreen Co.'s Annual Report on Form 10-K for the fiscal year ended August 31, 2011 (File No. 1-00604).

10.16	Form of Restricted Stock Unit Award Agreement (effective November 1, 2012).	Incorporated by reference to Exhibit 10.7 to Walgreen Co.'s Annual Report on Form 10-K for the fiscal year ended August 31, 2012 (File No. 1-00604).

10.17	Form of Performance Share Contingent Award Agreement (effective September 1, 2011).	Incorporated by reference to Exhibit 10.8 to Walgreen Co.'s Annual Report on Form 10-K for the fiscal year ended August 31, 2011 (File No. 1-00604).

10.18	Walgreen Co. Executive Stock Option Plan (as amended and restated effective January 13, 2010).	Incorporated by reference to Exhibit 99.1 to Walgreen Co.'s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on January 20, 2010.

10.19	Form of Stock Option Agreement (Benefit Indicator 512 - 515) (effective September 1, 2011).	Incorporated by reference to Exhibit 10.11 to Walgreen Co.'s Annual Report on Form 10-K for the fiscal year ended August 31, 2011 (File No. 1-00604).

10.20	Form of Stock Option Agreement (Benefit Indicator 516 and above) (effective September 1, 2011).	Incorporated by reference to Exhibit 10.12 to Walgreen Co.'s Annual Report on Form 10-K for the fiscal year ended August 31, 2011 (File No. 1-00604).

10.21	Walgreen Co. 1986 Executive Deferred Compensation/Capital Accumulation Plan.	Incorporated by reference to Exhibit 10 to Walgreen Co.'s Annual Report on Form 10-K for the fiscal year ended August 31, 1986 (File No. 1-00604).

10.22	Walgreen Co. 1988 Executive Deferred Compensation/Capital Accumulation Plan.	Incorporated by reference to Exhibit 10 to Walgreen Co.'s Quarterly Report on Form 10-Q for the quarter ended November 30, 1987 (File No. 1-00604).

10.23	Amendments to Walgreen Co. 1986 and 1988 Executive Deferred Compensation/ Capital Accumulation Plans.	Incorporated by reference to Exhibit 10 to Walgreen Co.'s Quarterly Report on Form 10-Q for the quarter ended November 30, 1988 (File No. 1-00604).

10.24	Walgreen Co. 1992 Executive Deferred Compensation/Capital Accumulation Plan Series 1.	Incorporated by reference to Exhibit 10 to Walgreen Co.'s Annual Report on Form 10-K for the fiscal year ended August 31, 1992 (File No. 1-00604).

10.25	Walgreen Co. 1992 Executive Deferred Compensation/Capital Accumulation Plan Series 2.	Incorporated by reference to Exhibit 10 to Walgreen Co.'s Annual Report on Form 10-K for the fiscal year ended August 31, 1992 (File No. 1-00604).

10.26	Walgreen Co. 1997 Executive Deferred Compensation/Capital Accumulation Plan Series 1.	Incorporated by reference to Exhibit 10(c) to Walgreen Co.'s Quarterly Report on Form 10-Q for the quarter ended February 28, 1997 (File No. 1-00604).

10.27	Walgreen Co. 1997 Executive Deferred Compensation/Capital Accumulation Plan Series 2.	Incorporated by reference to Exhibit 10(d) to Walgreen Co.'s Quarterly Report on Form 10-Q for the quarter ended February 28, 1997 (File No. 1-00604).

10.28	Walgreen Co. 2001 Executive Deferred Compensation/Capital Accumulation Plan.	Incorporated by reference to Exhibit 10(g) to Walgreen Co.'s Annual Report on Form 10-K for the fiscal year ended August 31, 2001 (File No. 1-00604).

10.29	Walgreen Co. 2002 Executive Deferred Compensation/Capital Accumulation Plan.	Incorporated by reference to Exhibit 10(g) to Walgreen Co.'s Annual Report on Form 10-K for the fiscal year ended August 31, 2002 (File No. 1-00604).

10.30	Amendment to the Walgreen Co. 1986, 1988, 1992 (Series 1), 1992 (Series 2), 1997 (Series 1), 1997 (Series 2), 2001 and 2002 Executive Deferred Compensation/ Capital Accumulation Plans.	Incorporated by reference to Exhibit 10.3 to Walgreen Co.'s Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2009 (File No. 1-00604).

10.31	Walgreen Co. 2006 Executive Deferred Compensation/Capital Accumulation Plan (effective January 1, 2006).	Incorporated by reference to Exhibit 10(b) to Walgreen Co.'s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2005 (File No. 1-00604).

10.32	Walgreen Co. 2011 Executive Deferred Compensation Plan.	Incorporated by reference to Exhibit 10.1 to Walgreen Co.'s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on November 12, 2010.

10.33	Amendment No. 1 to the Walgreen Co. 2011 Executive Deferred Compensation Plan.	Incorporated by reference to Exhibit 10.1 to Walgreen Co.'s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on January 19, 2011.

10.34	Walgreen Co. Executive Deferred Profit-Sharing Plan, as amended and restated effective January 1, 2012.	Incorporated by reference to Exhibit 10.2 to Walgreen Co.'s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on July 15, 2011.

10.35	Amendment to Walgreen Co. Executive Deferred Profit-Sharing Plan.	Incorporated by reference to Exhibit 10.5 to Walgreen Co.'s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on January 14, 2013.

10.36	Amendment Number Two to the Walgreen Co. Executive Deferred Profit-Sharing Plan.	Previously filed with the Original Form 10-K on October 20, 2014.

10.37	Share Walgreens Stock Purchase/Option Plan (effective October 1, 1992), as amended.	Incorporated by reference to Exhibit 10(d) to Walgreen Co.'s Quarterly Report on Form 10-Q for the quarter ended February 28, 2003 (File No. 1-00604).

10.38	Share Walgreens Stock Purchase/Option Plan Amendment No. 4 (effective July 15, 2005), as amended.	Incorporated by reference to Exhibit 10(h)(ii) to Walgreen Co.'s Annual Report on Form 10-K for the fiscal year ended August 31, 2005 (File No. 1-00604).

10.39	Share Walgreens Stock Purchase/Option Plan Amendment No. 5 (effective October 11, 2006).	Incorporated by reference to Exhibit 10(b) to Walgreen Co.'s Quarterly Report on Form 10-Q for the quarter ended November 30, 2006 (File No. 1-00604).

10.40	Walgreen Select Senior Executive Retiree Medical Expense Plan.	Incorporated by reference to Exhibit 10(j) to Walgreen Co.'s Annual Report on Form 10-K for the fiscal year ended August 31, 1996 (File No. 1-00604).

10.41	Walgreen Select Senior Executive Retiree Medical Expense Plan Amendment No. 1 (effective August 1, 2002).	Incorporated by reference to Exhibit 10(a) to Walgreen Co.'s Quarterly Report on Form 10-Q for the quarter ended February 28, 2003 (File No. 1-00604).

10.42	Walgreen Co. 162(m) Deferred Compensation Plan, as amended and restated.	Incorporated by reference to Exhibit 10.1 to Walgreen Co.'s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on October 17, 2011.

10.43	Walgreen Co. Nonemployee Director Stock Plan, as amended and restated (effective January 14, 2004).	Incorporated by reference to Exhibit 10(a) to Walgreen Co.'s Quarterly Report on Form 10-Q for the quarter ended February 29, 2004 (File No. 1-00604).

10.44	Walgreen Co. Nonemployee Director Stock Plan Amendment No. 1 (effective October 12, 2005).	Incorporated by reference to Exhibit 10(a) to Walgreen Co.'s Quarterly Report on Form 10-Q for the quarter ended November 30, 2005 (File No. 1-00604).

10.45	Walgreen Co. Nonemployee Director Stock Plan Amendment No. 2 (effective October 11, 2006).	Incorporated by reference to Exhibit 10(f) to Walgreen Co.'s Quarterly Report on Form 10-Q for the quarter ended November 30, 2006 (File No. 1-00604).

10.46	Walgreen Co. Nonemployee Director Stock Plan Amendment No. 3 (effective September 1, 2009).	Incorporated by reference to Exhibit 10.43 to Walgreen Co.'s Annual Report on Form 10-K for the fiscal year ended August 31, 2010 (File No. 1-00604).

10.47	Form of Change of Control Employment Agreements.	Incorporated by reference to Exhibit 10 to Walgreen Co.'s Current Report on Form 8-K dated October 18, 1988 (File No. 1-00604).

10.48	Amendment to Employment Agreements adopted July 12, 1989.	Incorporated by reference to Exhibit 10 to Walgreen Co.'s Annual Report on Form 10-K for the fiscal year ended August 31, 1989 (File No. 1-00604).

10.49	Form of Amendment to Change of Control Employment Agreements (effective January 1, 2009).	Incorporated by reference to Exhibit 10.2 to Walgreen Co.'s Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2009 (File No. 1-00604).

10.50	Walgreen Co. Executive Severance and Change in Control Plan effective January 1, 2013.	Incorporated by reference to Exhibit 10.1 to Walgreen Co.'s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on July 16, 2012.

10.51	First Amendment to the Walgreen Co. Executive Severance and Change in Control Plan	Incorporated by reference to Exhibit 10.1 to Walgreen Co.'s Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2014 (File No. 1-00604).

10.52	Executive Stock Option Plan – Stock Option Agreement made as of October 10, 2008 between Alan G. McNally and Walgreen Co.	Incorporated by reference to Exhibit 10.8 to Walgreen Co.'s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2008 (File No. 1-00604).

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

10.74	Nomination and Support Agreement, dated as of September 5, 2014, between JANA Partners LLC and Walgreen Co.	Incorporated by reference to Exhibit 99.1 to Walgreen Co.'s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on September 8, 2014.

12.	Computation of Ratio of Earnings to Fixed Charges.	Previously filed with the Original Form 10-K on October 20, 2014.

21.	Subsidiaries of the Registrant.	Previously filed with the Original Form 10-K on October 20, 2014.

23.1	Consent of Deloitte & Touche LLP.	Filed herewith.

23.2	Consent of KPMG LLP.	Filed herewith.

23.3	Consent of KPMG LLP.	Filed herewith.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.	Furnished herewith.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.	Furnished herewith.

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

WALGREEN CO.
November 3, 2014                                                                                                  By:   /s/  Timothy R. McLevish
Timothy R. McLevish
Executive Vice President and Chief Financial Officer

INDEX

Exhibit No.	Description

23.1	Consent of Deloitte & Touche LLP.

23.2	Consent of KPMG LLP.

23.3	Consent of KPMG LLP.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document