Form 10-K/A
period 2014-08-31
WALGREEN CO
filed 2014-11-20
CIK 104207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From             to

Commission file number 1-604.

WALGREEN CO.

(Exact name of registrant as specified in its charter)

Illinois	36-1924025
(State of incorporation)	(I.R.S. Employer Identification No.)
108 Wilmot Road, Deerfield, Illinois	60015
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (847) 315-2500

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

EXPLANATORY NOTE

Walgreen Co. is filing this Amendment No. 2 on Form 10-K/A (“Amendment”) to its Annual Report on Form 10-K for the fiscal year ended August 31, 2014, which was filed with the U.S. Securities and Exchange Commission (“SEC”) on October 20, 2014 (the “Original Form 10-K”), as amended and restated on November 3, 2014 (as amended and restated, the “Form 10-K”), solely to set forth information required by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K because Walgreen Co. will not file its definitive proxy statement containing such information within 120 days after the end of its fiscal year ended August 31, 2014. This Amendment amends and restates in its entirety Items 10, 11, 12, 13 and 14 of Part III of the Form 10-K. In addition, in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Item 15 of Part IV of the Form 10-K has been amended solely to include (i) as exhibits new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Walgreen Co.’s principal executive officer and principal financial officer, with paragraphs 3, 4 and 5 omitted since no financial statements are contained within this Amendment, and (ii) certain exhibits to Current Reports on Form 8-K filed subsequent to the November 3, 2014 filing of the Form 10-K, namely Exhibits 4.9 through 4.21, inclusive, and 10.75 and 10.76 (which were not required to be included in the Original Form 10-K or the Form 10-K). This Amendment does not change the previously reported financial statements or any of the other disclosures contained in Part I, Part II or Part IV, other than as described above. Except as expressly set forth herein, this Amendment does not reflect events occurring after the date of the Original Form 10-K or modify or update any of the other disclosures contained therein in any way other than as required to reflect the amendments referenced above and in the Form 10-K. Accordingly, this Amendment should be read in conjunction with the Form 10-K and Walgreen Co.’s other filings with the SEC subsequent to the Original Form 10-K.

References in this Amendment to “Walgreens,” the “Company,” “we,” “us” or “our” refer to Walgreen Co. and its subsidiaries included in Walgreen Co.’s consolidated financial statements and do not include unconsolidated partially-owned entities, such as Alliance Boots GmbH, of which we owned 45% of the outstanding share capital as of the date of this Amendment, except as otherwise indicated or the context otherwise requires.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The following table summarizes certain information regarding the 14 persons serving on the Walgreen Co. Board of Directors (the “Board”) as of the date of this Amendment.

Walgreen Co. Directors (14)				Board Committees

Name	Director Since	Inde- pendent	Position	Audit	Comp.	Nom. & Gov.	Finance
Janice M. Babiak	2012	*	Former Partner, Ernst & Young LLP	X#			X
David J. Brailer	2010	*	Chairman, Health Evolution Partners	X			X
Steven A. Davis	2009	*	CEO, Bob Evans Farms, Inc.		X	X#
William C. Foote	1997	*	Former Chairman and CEO, USG Corporation		X#	X
Mark P. Frissora	2009	*	Former Chairman and CEO, Hertz Global Holdings, Inc. and The Hertz Corporation			X	X#
Ginger L. Graham	2010	*	President and CEO, Two Trees Consulting, Inc.		X		X
Alan G. McNally	1999	*	Former Chairman and CEO, Harris Bank			X	X
Dominic P. Murphy	2012		Partner, Kohlberg Kravis Roberts & Co. L.P.				X
Stefano Pessina	2012		Executive Chairman, Alliance Boots GmbH				X
Barry Rosenstein	2014	*	Co-Founder and Managing Partner, JANA Partners LLC				X
Nancy M. Schlichting	2006	*	President and CEO, Henry Ford Health System	X	X
Alejandro Silva	2008	*	Chairman and CEO, Evans Food Group, Inc.	X		X
James A. Skinner(1)	2005	*	Chairman of the Board, Walgreen Co.
Gregory D. Wasson	2009		President and CEO, Walgreen Co.
#	Chair of Committee.

(1)	As independent Chairman of the Board, Mr. Skinner attends meetings of all Board Committees.

1	| Walgreen Co.

Set forth below are the names, ages (as of November 15, 2014), principal occupations and other information about each of our directors. Such persons hold office until the next Annual Meeting of Shareholders or until their successors are elected and qualified. Also included is a description of the specific experience, qualifications, attributes and skills of each director that led the Board to conclude that each director is well-qualified to serve as a member of the Board and to make meaningful contributions to the Board’s oversight of the Company’s business and affairs. There are no family relationships among any of our directors or executive officers.

• Director since 2005 • Independent • Chairman of the Board

James A. Skinner, 70—Chairman of the Board of Walgreen Co. since July 2012. Mr. Skinner previously served McDonald’s Corporation as Vice Chairman from January 2003 to June 2012, as Chief Executive Officer from November 2004 to June 2012 and as a director from 2004 to June 2012. Since 2005, Mr. Skinner has served as a director of Illinois Tool Works Inc., where he chairs the board’s compensation committee and serves on the corporate governance and nominating committee. Mr. Skinner has served as a director of Hewlett-Packard Company since July 2013, where he serves on the audit committee, the HR and compensation committee and the nominating, governance and social responsibility committee. He also serves as a trustee of the Ronald McDonald House Charities.

Significant Experience/Competencies

•    Former Public Company CEO

•    General Management & Business Operations

•    Consumer-facing Industry

•    Consumer Marketing

•    Supply Chain & Logistics

•    Real Estate

•    Mergers & Acquisitions

•    International

•    Strategy Development

•    Risk Management

•    Finance

•    Public Relations/Communications

•    Human Capital

Overview of Board Qualifications

Mr. Skinner’s prior experience serving as the Chief Executive Officer of one of the largest global companies, as well as his experience in a range of management positions within McDonald’s, provides him with great breadth and depth of understanding of the strategic, operational, financial and human capital issues facing public companies. It also gives him valuable insights and perspectives with respect to our retail operations. Mr. Skinner’s extensive public company directorship experience provides him with valuable perspective on corporate responsibility and governance topics and enables him to draw on various viewpoints in his service on the Board.

Walgreen Co. |	2

• Director since 2012 • Independent • Chair of Audit Committee • Finance Committee

Janice M. Babiak, 56—Former Partner at Ernst & Young LLP (“EY”), where she held a variety of roles with the firm in the United States and the United Kingdom between 1982 and 2009. After joining the firm’s audit practice in 1982, she helped found EY’s technology security and risk services practice in 1996 and its global climate change and sustainability services practice in 2008. Ms. Babiak served as Managing Partner of EY’s Regulatory & Public Policy practice in the Northern Europe, Middle East and India and Africa (NEMIA) region and as a Board Member for the NEMIA region from July 2006 to July 2008, and as Global Leader of EY’s Climate Change and Sustainability Services practice from July 2008 to December 2009. Ms. Babiak has served as a director of Bank of Montreal since October 2012, where she serves on the audit and conduct review committee and risk review committee, and as a non-executive director of Experian plc since April 2014. Previously, she served as a non-executive director of Royal Mail Holdings plc from March 2013 to April 2014 and as a non-executive director and chair of the audit committee of Logica plc, a publicly-traded technology company headquartered in the United Kingdom, from January 2010 until its sale in August 2012. She is a Certified Public Accountant, Certified Information Systems Auditor, and Certified Information Security Manager. She also is a Chartered Accountant in Great Britain and serves as a Council Member of the Institute of Chartered Accountants in England and Wales.

Significant Experience/Competencies

•    Retail Industry

•    General Management &
Business Operations

•    Consumer-facing Industry

•    Regulated Industry

•    Corporate/Institutional
Relationship Management

•    Mergers & Acquisitions

•    International

•    Strategy Development

•    Risk Management

•    Finance

Overview of Board Qualifications

Ms. Babiak brings to the Board her great depth of experience in the areas of audit, accounting and finance, having spent her career as a partner at the accounting firm Ernst & Young LLP, including service as partner for a number of retail and healthcare-related industry clients, until her retirement in December 2009. With her extensive accounting knowledge and experience, she is well-qualified to serve on our Finance Committee and as a designated financial expert on our Audit Committee. As a Certified Information Security Manager, she provides the Company with meaningful insight and experience related to information technology and cybersecurity best practices. Her international experience, leadership in the areas of climate change and sustainability, and experience working with and serving on the audit committees of other publicly-traded companies, further contribute to the perspective and judgment that she brings to service on the Board.

• Director since 2010 • Independent • Audit Committee • Finance Committee

David J. Brailer, M.D., Ph.D., 55—Chairman of Health Evolution Partners, a private equity firm focused on the healthcare industry, since 2006. Dr. Brailer served as National Coordinator for Health Information Technology within the Department of Health and Human Services of the U.S. federal government from May 2004 to April 2006. He was a Senior Fellow at the Health Technology Center from 2002 to 2004. Previously, he served as Chairman and Chief Executive Officer and a director of CareScience, Inc., a provider of care management services and Internet-based healthcare solutions, from 1992 to 2002. Prior to that, he was Adjunct Assistant Professor of Health Care Systems at The Wharton School of Business at the University of Pennsylvania.

Significant Experience/Competencies

•    Former Public Company CEO

•    General Management & Business Operations

•    Healthcare Industry; Regulated
Industry

•    Corporate/Institutional
Relationship Management

•    Mergers & Acquisitions

•    International

•    Strategy Development

•    Risk Management

•    Finance

•    Public Relations/Communications

•    IT/E-commerce

Overview of Board Qualifications

With his experience as Chairman and Chief Executive Officer of CareScience, Inc. for more than 10 years and his subsequent experience with the U.S. federal government, where he was commonly referred to as the “health information technology czar,” Dr. Brailer provides the Board with strong technology and e-commerce experience coupled with business leadership and expertise in particular with respect to strategy formulation and the healthcare industry. In addition, Dr. Brailer brings to the Board insight and knowledge of investment and market conditions in the healthcare industry.

3	| Walgreen Co.

• Director since 2009 • Independent • Chair of Nominating and Governance Committee • Compensation Committee

Steven A. Davis, 56—Chief Executive Officer (since May 2006) of Bob Evans Farms, Inc. Mr. Davis was President of Long John Silver’s and A&W All-American Food Restaurants (Yum! Brands) from December 2002 to May 2006. From 1993 to 2002, Mr. Davis served in a variety of operations management and other executive positions in Yum! Brands’ Pizza Hut Division, including Senior Vice President of concept development where his team introduced the Wing Street concept. From 1984 to 1993, Mr. Davis was employed by Kraft General Foods in a series of brand leadership positions. He has served as a director of Bob Evans Farms, Inc. since May 2006 and of Marathon Petroleum Corporation since July 2013, where he serves on the audit committee and corporate governance and nominating committee. From September 2006 to October 2014, Mr. Davis served as Chairman of the Board of Bob Evans Farms, and from May 2006 through September 2009, Mr. Davis served as a director of CenturyLink (successor to Embarq Corporation). Mr. Davis serves on the Executive Committee of the Ohio Business Roundtable, and is a member of The Business Council. Mr. Davis also served on the board of directors of JobsOhio, a nonprofit corporation that seeks to lead job creation and economic development efforts in Ohio from 2011 through 2014, and on the James Foundation Board of the Arthur G. James Cancer Hospital and Richard J. Solove Research Institute at Ohio State University from 2007 through 2013.

Significant Experience/Competencies

•    Current Public Company CEO

•    General Management & Business Operations

•    Retail Industry; Consumer-facing
Industry

•    Consumer Marketing

•    Merchandising

•    Supply Chain & Logistics

•    Hospital Board

•    Real Estate

•    Healthcare Industry; Regulated
Industry

•    Corporate/Institutional Relationship Management

•    Mergers & Acquisitions

•    Strategy Development

•    Finance

•    Public Relations/Communications

Overview of Board Qualifications

Mr. Davis brings valuable management expertise and business leadership, as well as a broad understanding of the strategic, operational and financial issues facing public companies, to the Board and its Compensation and Nominating and Governance Committees. He has demonstrated strong leadership of the Nominating and Governance Committee since assuming that role in 2012. Mr. Davis has extensive experience in the marketing and branding of retail products, in multi-unit retail, and with respect to mergers and acquisitions. His experience serving as a board and committee member (audit, finance and corporate governance and nominating) of other publicly-traded companies is also valued by the Board.

• Director since 1997 • Independent • Chair of Compensation Committee • Nominating and Governance Committee

William C. Foote, 63—Independent business advisor. Mr. Foote served USG Corporation, a manufacturer and distributor of building materials, as Chairman of the Board from April 1996 to December 2011, as Chief Executive Officer from January 1996 to December 2010 and as President from September 1999 to January 2006. He also serves as a director of Kohler Co. and is a trustee of Williams College. He is the former chairman of the board of The Federal Reserve Bank of Chicago and a life trustee of Northwestern Memorial HealthCare in Chicago.

Significant Experience/Competencies

•    Former Public Company CEO

•    General Management & Business Operations

•    Supply Chain & Logistics

•    Hospital Board

•    Corporate/Institutional Relationship Management

•    Mergers & Acquisitions

•    Strategy Development

•    Finance

•    Public Relations/Communications

Overview of Board Qualifications

With many roles as a corporate director over the years and his experience as Chairman and Chief Executive Officer of USG for 15 years, Mr. Foote provides the Board with strong business leadership, expertise in strategy formulation, financial acumen and substantial experience with respect to corporate governance matters. These roles, in addition to his service as Chairman of The Federal Reserve Bank of Chicago, enable Mr. Foote to have valuable insights and perspectives with regard to business and market conditions. In addition, Mr. Foote brings strength in areas of talent management and succession planning to his role as Chair of the Compensation Committee.

Walgreen Co. |	4

• Director since 2009 • Independent • Chair of Finance Committee • Nominating and Governance Committee

Mark P. Frissora, 59—Former Chairman of the Board (January 2007 to September 2014) and Chief Executive Officer (July 2006 to September 2014) of Hertz Global Holdings, Inc. and The Hertz Corporation. Mr. Frissora was Chief Executive Officer of Tenneco Inc. from November 1999 to July 2006 and President of the automotive operations of Tenneco Inc. from April 1999 to July 2006. He served as the Chairman of Tenneco Inc. from March 2000 to July 2006. Mr. Frissora was a director of Hertz Global Holdings, Inc. from July 2006 to September 2014 and from June 2002 through November 2009, served as a director of NCR Corporation, where he chaired the compensation and human resource committee. He also is a director of Delphi Automotive PLC and is a member of their finance and nominating and governance committees.

Significant Experience/Competencies

•    Former Public Company CEO

•    General Management & Business Operations

•    Consumer-facing Industry

•    Consumer Marketing

•    Merchandising

•    Supply Chain & Logistics

•    Real Estate

•    Corporate/Institutional Relationship Management

•    Mergers & Acquisitions

•    International

•    Strategy Development

•    Finance

•    Public Relations/Communications

•    Human Capital

Overview of Board Qualifications

Mr. Frissora brings to the Board a deep knowledge and understanding of retail businesses, and the leadership abilities, strategic management skills, and financial and operational expertise to compete in highly competitive retail markets. In addition, his experience as chief executive officer of Hertz and Tenneco and his experience serving on other public company boards provides Mr. Frissora with an understanding of the strategic, operational and financial issues facing public companies and enable him to draw on various perspectives and viewpoints in his service on the Board.

• Director since 2010 • Independent • Compensation Committee • Finance Committee

Ginger L. Graham, 58—President and Chief Executive Officer of Two Trees Consulting, Inc., a healthcare and executive leadership consulting firm, since November 2007. Senior Lecturer at Harvard Business School from October 2009 to June 2012. Previously, Ms. Graham was President (from September 2003 to June 2006) and Chief Executive Officer (from September 2003 to March 2007) of Amylin Pharmaceuticals, a biopharmaceutical company, and served as a director of that company from 1995 to 2009. From 1994 to 2003, she held various positions with Guidant Corporation, a cardiovascular medical device manufacturer, including Group Chairman, Office of the President, President of the Vascular Intervention Group, and Vice President. Ms. Graham has served as a director and a member of the audit committee of Genomic Health, Inc. since December 2008 and as a director of Clovis Oncology, Inc. since 2013. She also serves as a director of a number of privately held companies.

Significant Experience/Competencies

•    Former Public Company CEO

•    General Management & Business
Operations

•    Healthcare Industry; Regulated
Industry

•    Mergers & Acquisitions

•    International

•    Strategy Development

•    Finance

•    Public Relations/Communications

•    Human Capital

Overview of Board Qualifications

Ms. Graham brings to the Board her extensive experience in senior management and leadership roles in the healthcare industry, including experience leading companies in drug, device and product development and commercialization. The Board values her insights and experience, including her service on the faculty of Harvard Business School teaching classes in entrepreneurship. She also brings to her service on the Board and the Compensation and Finance Committees valuable experience as a director of publicly and privately held life sciences companies and as a consultant to healthcare companies regarding strategy, leadership, team building and capability building.

5	| Walgreen Co.

• Director since 1999 • Independent • Finance Committee • Nominating and Governance Committee

Alan G. McNally, 69—Chairman of the Board of Walgreen Co. from October 2008 to July 2012. Mr. McNally was the acting Chief Executive Officer of Walgreen Co. from October 2008 to February 2009 and lead director of the Board from January 2008 to October 2008. Mr. McNally has served as Special Advisor to BMO Financial Corp. (formerly known as Harris Financial Corp.) since January 2007. He was Chairman of the Board of Harris Financial Corp. from April 1998 to May 2006, Chief Executive Officer from April 1998 to September 2002, and a director from May 2006 through December 2006. Mr. McNally was Chairman of the Board of Harris Trust and Savings Bank and Harris Bankcorp, Inc. from April 1995 to January 2004 and Chief Executive Officer from September 1993 to September 2002.

Significant Experience/Competencies

•    Former CEO

•    Former Non-Executive Chairman

•    General Management &
Business Operations

•    Consumer-facing Industry

•    Consumer Marketing

•    Hospital Board

•    Regulated Industry

•    Corporate/Institutional
Relationship Management

•    Mergers & Acquisitions

•    International

•    Strategy Development

•    Risk Management

•    Finance

•    Public Relations/Communications

Overview of Board Qualifications

The Board believes that Mr. McNally’s demonstrated leadership skills and broad-based business acumen, together with his independence, prior service as the Company’s non-executive Chairman of the Board and extensive strategic, financial, operational and management experience gained in the financial services industry, enable him to provide valuable insights regarding the Board and its governance and oversight responsibilities. In addition to his prior roles as Chairman and Chief Executive Officer of Harris Bank and as Chairman and acting Chief Executive Officer of Walgreens from October 2008 to February 2009, the Board values Mr. McNally’s experience from his prior service as non-executive Chairman of the Board of Harris Financial Corporation and, earlier in his career, of MasterCard International.

• Director since 2012 • Finance Committee

Dominic P. Murphy, 47—Mr. Murphy is a Partner of Kohlberg Kravis Roberts & Co. L.P. (KKR). Mr. Murphy was nominated by the KKR Investors (as defined below) pursuant to the Company Shareholders Agreement (as defined below). He is responsible for the development of KKR’s activities in the United Kingdom and Ireland, is head of its healthcare industry team in Europe and is a member of the firm’s European investment and portfolio management committees. He has served as a member of the board of Alliance Boots GmbH and certain of its affiliates since 2007. Mr. Murphy has also served as a director of Ambea Holding AB, a healthcare and care services company serving the Nordic region of Europe, since 2010, and of Acteon Group Ltd., a subsea oilfield services company, since 2012. Since joining KKR in 2005, he has played a significant role in the investments in Alliance Boots, Ambea Holding AB, Acteon Group Ltd. and SBS Broadcasting Group. Mr. Murphy was formerly a Partner at Cinven Partners LLP, a European based private equity firm, from 1996 to 2004 and an investment manager with 3i Group plc, an international investment management firm, from 1994 to 1996. Mr. Murphy serves as a member of the Great Ormond Street Hospital Children’s Charity Corporate Partnerships Board and of the National Portrait Gallery Development Council.

Significant Experience/Competencies

•    General Management & Business Operations

•    Healthcare Industry; Regulated
Industry

•    Mergers & Acquisitions

•    International

•    Strategy Development

•    Finance

•    Public Relations/Communications

•    Human Capital

Overview of Board Qualifications

Mr. Murphy brings to the Board his considerable international and private equity business experience gained through his role in KKR private equity investments. The Board values his insights and experience, including his substantial merger and acquisition, corporate finance and retail and healthcare industry experience, as well as his in-depth familiarity with Alliance Boots and the markets in which it operates. He also brings to his service on the Board valuable experience as a director of publicly and privately held healthcare companies.

Walgreen Co. |	6

• Director since 2012 • Finance Committee

Stefano Pessina, 73—Mr. Pessina has served as Executive Chairman of Alliance Boots GmbH since July 2007, having previously served as its Executive Deputy Chairman. Mr. Pessina was nominated to serve on the Board by the SP Investors (as defined below) pursuant to the Company Shareholders Agreement. Prior to the merger of Alliance UniChem and Boots plc, Mr. Pessina was Executive Deputy Chairman of Alliance UniChem, previously having been its Chief Executive for three years through December 2004. Mr. Pessina was appointed to the Alliance UniChem Board in 1997 when UniChem merged with Alliance Santé, the Franco-Italian pharmaceutical wholesale group which he established in Italy in 1977. Mr. Pessina also serves on the Board of Directors of Galenica AG, a publicly-traded Swiss healthcare group, and a number of private companies.

Significant Experience/Competencies

•    Private Company Executive
Chairman

•    Former Public Company CEO and Executive Deputy Chairman

•    General Management & Business Operations

•    Healthcare Industry; Regulated
Industry

•    Mergers & Acquisitions

•    International

•    Strategy Development

•    Finance

•    Public Relations/Communications

•    Human Capital

Overview of Board Qualifications

As Executive Chairman of Alliance Boots, Mr. Pessina brings to the Board an in-depth knowledge of Alliance Boots and the healthcare and retail industries. Mr. Pessina’s substantial international business experience and business acumen provide the Board with valued strategic, financial and operational insights and perspectives. The Board also values his significant merger and acquisition experience as well as his experience gained serving on the boards of public and private healthcare and retail companies. He brings valued perspective and judgment to Board discussions regarding the Company’s competitive landscape and strategic opportunities and challenges.

• Director since 2014 • Independent • Finance Committee

Barry Rosenstein, 55—Mr. Rosenstein has served as Co-Founder and Managing Partner of JANA Partners LLC since 2001. Mr. Rosenstein was appointed to the Board by JANA Partners LLC pursuant to the Nomination and Support Agreement (as defined below). He served as a director of Convergys Corp., a provider of relationship management solutions, from February 2009 to April 2011, and of Copart, Inc., a provider of online auctions and vehicle remarketing services, from September 2007 to December 2009.

Significant Experience/Competencies • Mergers & Acquisitions • Strategy Development • Finance

Overview of Board Qualifications

Mr. Rosenstein brings to the Board his considerable business acumen and investment banking and private equity experience. The Board also values his insight and perspective as a shareholder of many public companies and believes he is well qualified to serve given his significant experience as an investor with an understanding of the methods by which companies may unlock value for their shareholders.

7	| Walgreen Co.

• Director since 2006 • Independent • Audit Committee • Compensation Committee

Nancy M. Schlichting, 59—Chief Executive Officer of the Henry Ford Health System since June 2003. Ms. Schlichting was Executive Vice President and Chief Operating Officer of the Henry Ford Health System from June 1999 to June 2003, and President and Chief Executive Officer of Henry Ford Hospital from August 2001 to June 2003. She also serves as a director of the Kresge Foundation, where she chairs the board’s compensation committee, and served as past Chair of the Detroit Regional Chamber.

Significant Experience/Competencies

•    Current CEO

•    General Management & Business Operations

•    Consumer-facing Industry

•    Consumer Marketing

•    Real Estate

•    Healthcare Industry; Regulated
Industry

•    Hospital Board

•    Corporate/Institutional
Relationship Management

•    Mergers & Acquisitions

•    Strategy Development

•    Risk Management

•    Finance

•    Public Relations/Communications

•    Human Capital

Overview of Board Qualifications

As a result of her leadership of hospitals and health systems, Ms. Schlichting brings to her service on the Board and its Audit and Compensation Committees a deep knowledge and understanding of the healthcare industry. The Board also highly values her experience and insights gained at Henry Ford Health System, where she has been responsible for the strategic and operational performance of a leading integrated health system, including an academic medical center, community hospitals, a health plan, a multi-specialty medical group, and an ambulatory and health retail network. Henry Ford Health System was a 2011 Malcolm Baldridge National Quality Award recipient.

• Director since 2008 • Independent • Audit Committee • Nominating and Governance Committee

Alejandro Silva, 67—Chairman of the Board and Chief Executive Officer of Evans Food Group, Inc., a producer of snack foods, since October 1985. Mr. Silva has served as a director of the PrivateBancorp, Inc. since 2005. Mr. Silva is also a director of the Chicago Transit Authority, where he chairs the committee on finance, audit and budget, and lends his experience to numerous Chicago civic organizations, including the Renaissance Schools Fund, the Chicago Symphony Orchestra, Rush Presbyterian Hospital and the Ravinia Festival.

Significant Experience/Competencies

•    Current CEO

•    General Management &
Business Operations

•    Consumer-facing Industry

•    Consumer Marketing

•    Merchandising

•    Hospital Board

•    Corporate/Institutional
Relationship Management

•    Mergers & Acquisitions

•    International

•    Strategy Development

•    Risk Management

•    Finance

Overview of Board Qualifications

Mr. Silva is a successful entrepreneur who brings his strong entrepreneurial, management and leadership skills to the Board and its Audit and Nominating and Governance Committees. As Chief Executive Officer of Evans Food Group, Mr. Silva has valuable experience in the areas of business strategy, operations, business growth, international business operations, consumer marketing and merchandising, and brings this perspective to boardroom discussions. He also brings public company and civic board experience gained through service as a director of PrivateBancorp, the Chicago Transit Authority and other civic organizations.

Walgreen Co. |	8

• Director since 2009 • President and Chief Executive Officer

Gregory D. Wasson, 56—President and Chief Executive Officer of Walgreen Co. since February 2009. Mr. Wasson was President and Chief Operating Officer from May 2007 to February 2009, Executive Vice President from October 2005 to May 2007, Senior Vice President from February 2004 to October 2005 and Vice President from October 2001 to February 2004. He was also President of Walgreens Health Services from March 2002 to May 2007. Mr. Wasson has served as a director of Alliance Boots GmbH since August 2012, of Verizon Communications Inc., a provider of communications, information and entertainment products and services, since March 2013, and of AmerisourceBergen Corporation, a pharmaceutical sourcing and distribution services company, since May 2014.

Significant Experience/Competencies

•    General Management &
Business Operations

•    Retail Industry

•    Consumer Marketing

•    Merchandising

•    Supply Chain & Logistics

•    Real Estate

•    Healthcare Industry; Regulated
Industry

•    Corporate/Institutional
Relationship Management

•    Mergers & Acquisitions

•    Strategy Development

•    Risk Management

•    Finance

•    Public Relations/Communications

•    Human Capital

Overview of Board Qualifications

As President and Chief Executive Officer, Mr. Wasson leads our senior management team and brings to the Board an in-depth knowledge of the Company and the retail and healthcare industries. A graduate of Purdue University’s School of Pharmacy, Mr. Wasson has served in a variety of management capacities over his 34-year career at Walgreens including store operations, pharmacy benefit management and senior management with enterprise-wide responsibilities. This experience enables him to provide the Board with critical insights regarding our business and the dynamic environment in which we compete. Mr. Wasson provides a valuable and unique perspective in Board discussions about the Company’s business, competitive landscape, relationships with key constituencies, senior leadership, strategic opportunities and challenges, and operating and financial performance.

The Board of Directors, Board Committees and Corporate Governance

Board Meetings

During fiscal 2014, the Board met in person and by telephone 14 times. The independent and non-management directors meet in executive sessions in conjunction with each quarterly Board meeting. As the non-executive chairman, Mr. Skinner presides at those sessions.

The Company’s Corporate Governance Guidelines state that directors are expected to attend the Annual Meeting of Shareholders and all meetings of the Board and the Committees of which they are members, unless prevented by unavoidable circumstances. Each director attended at least 85% of the aggregate number of meetings of the Board and Committees on which he or she served during the periods for which he or she served. All of the directors attended the Company’s Annual Meeting of Shareholders on January 8, 2014. Information regarding director independence is set forth in Item 13 below.

Committees

During fiscal 2014, the Board had standing Audit, Compensation, Nominating and Governance and Finance Committees. Members of the Audit, Compensation and Nominating and Governance Committees are required to be independent in accordance with applicable rules and regulations. The Board has determined that each member of the Audit, Compensation, and Nominating and Governance Committees is independent as defined in the Company’s independence standards, the rules of the SEC (in the case of the Audit Committee), and the listing standards of the New York Stock Exchange, The NASDAQ Global Select Market and the Chicago Stock Exchange.

The Board may form special or ad hoc committees from time to time to assist the Board in fulfilling its responsibilities with respect to matters that are the subject of such special or ad hoc

9	| Walgreen Co.

committee’s mandate. On June 30, 2014, the Board established an ad-hoc transaction committee (the “Transaction Committee”), comprised solely of independent directors, with a mandate to independently evaluate potential alternative transaction structures and conduct an in-depth review of the opportunities, risks and complexities associated with a tax inversion in connection with the Second Step Transaction (as defined below). The Transaction Committee was comprised of Mr. Foote, who chaired the Committee, Ms. Schlichting and Dr. Brailer. The Transaction Committee met four times in fiscal 2014.

Audit Committee

The Audit Committee met eight times during fiscal 2014. The Committee is composed of Ms. Babiak, Chair, Dr. Brailer, Ms. Schlichting and Mr. Silva.

Each member of the Committee meets the current financial literacy requirements of the New York Stock Exchange, The NASDAQ Global Select Market and the Chicago Stock Exchange. The Board has also determined that Ms. Babiak meets the definition of audit committee financial expert under the rules promulgated by the SEC.

The Committee selects our independent registered public accounting firm and assists in the oversight of matters relating to the Company’s financial reporting processes and systems. Specific tasks include overseeing the quality and integrity of the Company’s financial statements, the Company’s compliance with certain regulatory requirements, and internal accounting controls. The Committee also reviews the performance of the Company’s outside auditor and the internal audit function, and oversees policies associated with financial risk assessment and risk management.

Compensation Committee

The Compensation Committee met four times during fiscal 2014. The Committee is composed of Mr. Foote, Chairman, Mr. Davis, Ms. Graham and Ms. Schlichting.

The Committee determines the various elements of executive compensation and oversees executive succession planning. With respect to succession planning for the Chief Executive Officer, the Committee works in conjunction with the Nominating and Governance Committee. The Committee maintains authority and responsibility for the administration of the Company’s executive compensation programs, including base salaries, the annual performance-based Management Incentive Plan, the Walgreen Co. Omnibus Incentive Plan used to provide long-term incentive awards, certain executive deferred compensation plans and perquisites. The Committee also reviews management’s proposals regarding certain employee benefit plans and makes recommendations regarding such proposals to the Board.

The Committee consists solely of non-management directors who are independent under applicable securities laws and stock exchange rules. The Committee is supported in its work by its outside independent compensation consultant Mercer LLC (“Mercer”), as well as the Company’s Human Resources management, which provides data and other information.

Mercer provides the Committee information regarding market compensation and practices, assists the Committee in the review and evaluation of such compensation and practices, and advises the Committee on compensation decisions, particularly with respect to the compensation of the Company’s Chief Executive Officer. Mercer also assists the Nominating and Governance Committee in the review and evaluation of director compensation and practices.

Mercer’s fees for executive and director compensation consulting services provided to the Committee with respect to Walgreens and its subsidiaries in fiscal 2014 were approximately $145,000. In addition, we paid Mercer approximately $20,000 for manuals and compensation survey data in fiscal 2014. Mercer does not currently provide any additional services to the Company. Mercer is a wholly-owned subsidiary of Marsh & McLennan Companies (“MMC”). MMC and its affiliates other than

Walgreen Co. |	10

Mercer provided certain services not related to executive and director compensation, primarily insurance brokerage, to Walgreens and its affiliates in fiscal 2014 and received compensation totaling approximately $1,939,000. (This amount does not include insurance premiums that are paid through MMC to insurance carriers on behalf of Walgreens.) These non-compensation related services and fees are not subject to the Committee’s review or approval. In addition, the Committee is aware that MMC and its affiliates other than Mercer provide similar services to non-controlled entities related to Walgreens.

The Committee has reviewed and considered (1) the services Mercer performed for the Committee during fiscal 2014, (2) the non-compensation related services performed by MMC and its affiliates for Walgreens and its affiliates in fiscal 2014, (3) the relationships among Walgreens, Mercer and MMC, and (4) the quality and objectivity of the services Mercer consultants provided to the Committee. The Committee noted that the Mercer consultants providing service to the Committee do not market or sell to Walgreens or its affiliates the non-compensation related services performed by MMC, and those consultants receive no incentive or other compensation based on the fees paid by Walgreens and its affiliates for these other services. In addition, Mercer’s professional standards prohibit its consultants from considering any other relationships Mercer or any of its affiliates may have with Walgreens and its affiliates in rendering advice and recommendations to the Committee. Based on its review, the Committee has concluded that the advice it receives from Mercer is objective and not influenced by MMC’s other relationships with Walgreens or its affiliates.

For additional information regarding the operation of the Committee and the role of outside compensation consultants, see “Executive Compensation – Compensation Discussion and Analysis” below.

Finance Committee

The Finance Committee met four times during fiscal 2014. The Committee is composed of Mr. Frissora, Chairman, Ms. Babiak, Dr. Brailer, Ms. Graham, Mr. McNally, Mr. Murphy, Mr. Pessina and Mr. Rosenstein.

The Committee reviews the financial policies, requirements and practices of the Company and makes recommendations to the Board concerning such matters. Specific responsibilities include reviewing the Company’s capital allocation, capital structure, dividend policy, capital expenditures, operating income, cash flow and liquidity.

Nominating and Governance Committee

The Nominating and Governance Committee met five times during fiscal 2014. The Committee is composed of Mr. Davis, Chairman, Mr. Foote, Mr. Frissora, Mr. McNally and Mr. Silva.

The Committee considers matters related to corporate governance, makes recommendations to the Board regarding our Corporate Governance Guidelines and various elements of non-employee director compensation, develops general criteria regarding the qualifications and selection of Board members and recommends candidates for election to the Board. The Committee also oversees the periodic evaluation of the effectiveness of the Board and its Committees and management and reviews our Board and Committee succession plans.

Governance Policies

The Board has adopted a written charter for each of its standing Committees, as well as Corporate Governance Guidelines that address the Board’s composition and governance. Each Committee reviews its Committee charter annually and submits any recommended changes to the Board. The Board has also adopted a Code of Business Conduct that applies to all of the Company’s employees, officers and directors, as well as a Code of Ethics for Financial Executives that applies to and has been signed by the

11	| Walgreen Co.

Chief Executive Officer, the Chief Financial Officer and the Controller. All of these materials can be found on the Company’s website at investor.walgreens.com, and may be obtained in printed hardcopy form by writing: Walgreen Co., Attn: Shareholder Relations, Mail Stop #1833, 108 Wilmot Road, Deerfield, Illinois 60015. The Company intends to promptly disclose on its website in accordance with applicable rules required disclosure of changes to or waivers, if any, of the Code of Ethics for Financial Executives or the Code of Business Conduct for directors and executive officers.

Director Selection Process

The Board seeks a diverse group of candidates who possess the background, skills and expertise to make a significant contribution to the Board, the Company and its shareholders. Desired qualities to be considered include:

Experience:

•	high-level leadership experience in business or administrative activities, and significant accomplishments;

•	expertise in key facets of corporate management;

•	breadth of knowledge about issues affecting the Company; and

•	proven ability and willingness to contribute special competencies to Board activities.

Personal attributes:

•	personal integrity;

•	loyalty to the Company and concern for its success and welfare;

•	willingness to apply sound and independent business judgment;

•	awareness of a director’s vital role in the Company’s good corporate governance and citizenship;

•	no present conflict of interest;

•	willingness to devote the time necessary for meetings and for consultation on Company matters;

•	willingness to assume broad fiduciary responsibility; and

•	enthusiasm about the prospect of serving.

When recommending to the full Board the slate of directors to be nominated for election at the Annual Meeting of Shareholders, the Nominating and Governance Committee reviews the qualifications and backgrounds of nominees for director, as well as the overall composition of the Board. The Nominating and Governance Committee evaluates each individual in the context of the Board as a whole, with the objective of recommending for nomination a group of individuals that can best perpetuate our success and represent shareholder interests through the exercise of sound business judgment. As part of this evaluation, the Committee assesses whether the group of nominees is comprised of individuals with a diversity of perspectives, backgrounds and professional experiences that would enhance the Board’s success at achieving these goals. With regard to diversity among the group of nominees, the Board, in accordance with our Corporate Governance Guidelines, considers diversity in broad terms, including consideration of competencies, experience, geography, gender, ethnicity, race and age, with the goal of obtaining diverse perspectives, backgrounds and professional experiences. With respect to continuing non-employee directors, the Nominating and Governance Committee also focuses on continued independence, transactions that may present conflicts of interest, changes in principal business activities and overall contribution to the Board. Nominees may be suggested by directors, members of management, shareholders or a third-party firm engaged to recommend director candidates.

Walgreen Co. |	12

The Nominating and Governance Committee may engage a consulting firm to help identify candidates for director who meet the Company’s qualifications. Generally, the firm screens candidates against specific qualifications, develops profiles and prepares biographies of each candidate. The firm may also assist in the interview process. The Chairman of the Nominating and Governance Committee and/or the Chairman of the Board, acting on behalf of the full Board, extends the formal invitation to become a Board nominee.

Upon the closing on August 2, 2012 of the acquisition by the Company of 45% of the issued and outstanding share capital of Alliance Boots GmbH (“Alliance Boots”), the Company, Kohlberg Kravis Roberts & Co. L.P. (“KKR,” and together with certain of its affiliates, the “KKR Investors”), Stefano Pessina (and together with certain of his affiliates, the “SP Investors”) and other shareholders of AB Acquisitions Holdings Limited receiving Company common stock in the transaction (together with the KKR Investors and the SP Investors, the “Investors”) entered into a Shareholders’ Agreement, subsequently amended on August 5, 2014, regarding, among other things, certain rights and obligations of the Investors as shareholders of the Company (as amended, the “Company Shareholders Agreement”).

Pursuant to the Company Shareholders Agreement, for so long as the SP Investors and the KKR Investors continue to meet certain common stock beneficial ownership thresholds and subject to certain other conditions, the SP Investors and the KKR Investors, respectively, are each entitled to designate a nominee for election to the Board of the Company at the Annual Meeting of Shareholders. Stefano Pessina, the Executive Chairman of Alliance Boots, is the designee of the SP Investors, and Dominic P. Murphy, a Partner of KKR, is the designee of the KKR Investors. These designees, like all of our director nominees, are subject to election by our shareholders at the Annual Meeting of Shareholders. Pursuant to the Company Shareholders Agreement, the Board waived the retirement age requirement set forth in the Company’s Corporate Governance Guidelines with respect to Mr. Pessina upon his designation by the SP Investors as a nominee for election to the Board. The SP Investors and the KKR Investors, respectively, each are entitled to designate a replacement director to fill a vacancy resulting from the death, disability, removal or resignation of their prior designee, subject to the terms and conditions of the Company Shareholders Agreement. For additional information, see “Certain Relationships and Related Transactions, and Director Independence – Alliance Boots Arrangements and Transactions” below.

On September 5, 2014, the Company and JANA Partners LLC (“JANA”) entered into the Nomination and Support Agreement (the “Nomination and Support Agreement”) pursuant to which, among other things, on September 5, 2014, Barry Rosenstein of JANA was appointed to the Board. In addition, the Company agreed to nominate Mr. Rosenstein for election to the Board at the 2015 Annual Meeting of Shareholders of the Company (or, if the Reorganization (as defined herein) is completed, at the annual meeting of Walgreens Boots Alliance, Inc.), subject to the terms and conditions set forth in the Nomination and Support Agreement. Under the Nomination and Support Agreement, the Company and JANA will cooperate to agree on another director recommended by JANA who is independent of both JANA and the Company and reasonably acceptable to the Company to appoint to the Board as promptly as practicable (the “Additional Independent Director”). Following the Additional Independent Director’s appointment to the Board (if prior to the Company’s 2015 Annual Meeting of Shareholders), the Company has agreed to nominate such director for election to the Board at the 2015 Annual Meeting of Shareholders. These nominees, like all of our director nominees, are subject to election by our shareholders at the Annual Meeting of Shareholders.

In the event that one or more Board vacancies occur (other than with respect to Mr. Rosenstein’s or the Additional Independent Director’s seats) before the later of (x) the Company’s 2016 Annual Meeting of Shareholders and (y) Mr. Rosenstein no longer serving on the Board, the Company is not required to fill the vacancies; however, if the Board in its discretion determines to fill one or more such vacancy, the first replacement director will be an individual mutually agreed between the Company and JANA and independent of both.

13	| Walgreen Co.

Communications with the Board of Directors

All interested parties may communicate with the Chairman or the directors by email to walgreensboard@walgreens.com or by regular mail directed to Walgreen Co., Attention: Corporate Secretary, 108 Wilmot Road, Deerfield, Illinois 60015. The Corporate Secretary or his designee will collect and organize all such communications, and will forward all relevant communications to the appropriate member or group of members of the Board, who shall determine how such communications should be addressed.

Shareholder Engagement

The Board and senior management are interested in investor perspectives about the Company, our business and our governance practices. To facilitate information flow to and from investors, in addition to the Board communication process outlined above, the Board has designated leaders from its management team to serve as primary points of contact for the Company in communications with shareholders: Rick Hans and Ashish Kohli from Investor Relations, and Lydia Mathas, Director, Corporate Governance and Assistant Corporate Secretary. Messrs. Hans and Kohli are the main points of contact for the analyst community and keep senior management and the Board informed about investor views on the stock market, financial performance and strategic issues. Ms. Mathas engages with shareholders on a regular basis regarding corporate governance, executive compensation, leadership and sustainability matters, and keeps senior management and the Board informed about investor views on those matters.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s executive officers and directors, and persons who beneficially own more than 10% of the Company’s common stock, to file initial reports of ownership and changes in ownership with the SEC. The SEC has established specific due dates for these reports, and the Company is required to disclose in this document any known late filings or failures to file. Based on a review of such forms furnished to the Company and written representations from the Company’s executive officers and directors, the Company believes that during fiscal 2014 all required reports were filed in a timely manner and disclosed all required transactions.

Executive Officers

Information relating to the executive officers of the Company is presented in Part I of the Form 10-K under the caption “Executive Officers of the Registrant.”

Walgreen Co. |	14

Item 11.	Executive Compensation

Executive Compensation

Compensation Discussion and Analysis

This Compensation Discussion and Analysis describes the Company’s executive compensation program, the role and involvement of various parties in the analysis and decisions regarding executive compensation, and the material elements of our compensation program as it relates to the six executive officers whose compensation is disclosed in the compensation tables beginning on page 35 below, whom we refer to as the “named executive officers” or “NEOs.” Our named executive officers for fiscal 2014 are:

•	Gregory D. Wasson – President and Chief Executive Officer;

•	Timothy R. McLevish – Executive Vice President and Chief Financial Officer(1);

•	Mark A. Wagner – President, Business Operations;

•	Kermit R. Crawford – Executive Vice President, Pharmacy, Health and Wellness(2);

•	Thomas J. Sabatino, Jr. – Executive Vice President, Chief Legal and Administrative Officer and Corporate Secretary; and

•	Wade D. Miquelon – Former Executive Vice President, Chief Financial Officer and President, International(3).

The discussion below includes references to compensation benefit levels. Mr. Wasson receives benefits under all programs at the Chief Executive Officer level, and Messrs. McLevish, Wagner, Crawford, Sabatino and Miquelon receive benefits under all programs at the Executive Vice President level.

Executive Summary

Recap of Fiscal 2014 Company Performance

Walgreens has a pay-for-performance philosophy that seeks to link the interests of our executives with those of our shareholders. Our financial and business results for fiscal 2014 included the following:

Key Financial Metric	FY 2014 Results

Net Sales	$76.4 billion

Net Earnings	$1.9 billion

Cash Flow from Operations	$3.9 billion

Dividend Payments and History

•  Paid $1.2 billion in dividends in fiscal 2014

•  Increased quarterly dividend rate by 7.1% to 33.75 cents per share in August 2014

•  Paid dividends in 327 straight quarters (more than 81 years) and raised dividends for 39 consecutive years

•  Increased dividend paid to $1.26 per share in fiscal 2014 from 45 cents per share in fiscal 2009, a compound annual growth rate of 22.9%

Cash Position	$2.6 billion of cash and cash equivalents as of August 31, 2014

(1)	Mr. McLevish joined the Company as Executive Vice President and Chief Financial Officer effective August 4, 2014.

(2)

Mr. Crawford will retire on December 31, 2014. The Company entered into a Consulting Services Agreement with Mr. Crawford pursuant to which he will serve as a senior counselor to the Company’s senior management and Board during 2015.

(3)

Mr. Miquelon separated from his positions as Executive Vice President, Chief Financial Officer and President, International effective August 4, 2014. He continues to be employed by the Company in a non-executive role until his planned departure on December 1, 2014.

15	| Walgreen Co.

In addition to the points noted above, our stock price increased 25.9% from the last business day of fiscal 2013 to the last business day of fiscal 2014. Notwithstanding this increase in shareholder value and the accomplishments noted above, it was a challenging year for our business due to, among other things, generic drug price inflation and lower third-party reimbursement, which had an impact on our fiscal 2014 performance. We expect that such factors, as well as Medicare Part-D reimbursement pressure, may also affect our future performance. The challenges in our business were reflected in the resulting pay decisions made for Mr. Wasson and the other NEOs, consistent with our pay-for-performance philosophy. Compensation determinations made in October 2014 included the following items which adversely affected the compensation of our NEOs:

Pay Decision	Impact on Mr. Wasson	Aggregate Impact on Other NEOs (as a group)*

Long-Term Incentive: No Performance Share Plan Payout	-102,235 fewer shares (market value** of $6,117,742) relative to FY12-14 opportunity at target	-75,927 fewer shares (market value** of $4,543,472) relative to FY12-14 opportunity at target

Annual Cash Incentive: Payments for fiscal 2014 below target and less than fiscal 2013	Decrease of -$539,755 relative to fiscal 2013	Decrease of -$651,404 relative to fiscal 2013

Base Salary: No salary increases for fiscal 2015	-$41,700 less relative to a 3% increase	-$94,350 less relative to a 3% increase

Total Negative Impact on Executive(s) of above Items	-$6,699,197	-$5,289,226

*	Does not include Mr. McLevish, who joined the Company on August 4, 2014.

**

Based on $59.84 closing price per share of Walgreen Co. common stock on October 7, 2014, the date the Compensation Committee determined no performance shares had been earned for the performance period ended August 31, 2014.

The amounts of fiscal 2014 equity awards were determined using the same methodology as was used in the preceding year, including basing awards on the same total percentage of the executive’s base salary then in effect (other than to the extent related to any executive’s promotion during the relevant period) and using the average per-share closing price of Walgreen Co. common stock on the NYSE over the last 30 trading days of the fourth quarter of fiscal 2013. These award amounts were subject to potential adjustment based on individual performance in fiscal 2013, using the process described below. (As described on page 26, the Committee determined not to adjust Mr. Wasson’s target stock option and RSU grants made on November 1, 2013.) Because the dollar values shown in the Stock Awards and Option Awards columns of the Summary Compensation Table reflect the November 1, 2013 grant date fair value of such equity awards (determined in accordance with the applicable accounting standards using the stock price and other information as of the date of grant), the increase in our stock price as of November 1, 2013 of approximately 22% relative to the average per-share closing price over the last 30 trading days of fiscal 2013 increased the grant date values of such fiscal 2014 awards presented in the Summary Compensation Table. The dollar values shown in the Stock Awards and Option Awards columns of the Summary Compensation Table do not reflect actual amounts paid to or realized by the NEOs, as these amounts are not realizable prior to vesting and are dependent upon various factors, including Company performance and stock price at the time of vesting, exercise of the award, and sale of the underlying stock.

Walgreen Co. |	16

Despite the challenges we faced in fiscal 2014, we continued to make significant progress on our three strategic growth drivers—(1) Create a Well Experience, (2) Advance the Role of Community Pharmacy, and (3) Establish an Efficient Global Platform—to position the Company for future growth. Key highlights include:

Create a Well Experience	Advance the Role of Community Pharmacy	Establish an Efficient Global Platform

✓ Moved forward with our “Well Experience” store format with 750 locations opened or converted to the format, including 14 flagship stores	✓ Increased U.S. retail prescription market share from 18.7% in fiscal 2013 to 19.0% in fiscal 2014, filling a record 856 million prescriptions	✓ Exercised option to complete second step of our strategic partnership with Alliance Boots to create the first global pharmacy-led, health and wellbeing enterprise

✓ Continued to promote Balance® Rewards loyalty program and reached 82 million active members as of the end of fiscal 2014	✓ Made a strategic decision to grow Medicare Part D market share, which has grown more than twice as fast as overall retail prescription market share since the beginning of fiscal 2013	✓ Reached $491 million in combined net synergies between Walgreens and Alliance Boots, exceeding the fiscal 2014 goal

✓ Opened in Evanston, Ill., what the Company believes was the nation’s first net zero energy retail store, producing energy equal to or greater than it consumes

✓      Expanded the scope of services that we provide to our customers, including opening Theranos Wellness Centers in the Phoenix market and Palo Alto, Calif., which provides less invasive and more affordable access to diagnostic lab testing

✓ Completed the successful implementation of the Company’s pharmaceutical distribution agreement with AmerisourceBergen

✓ Completed the acquisition of certain assets of Kerr Drug’s retail drugstores and specialty pharmacy business

✓      Administered 9.6 million immunizations in the U.S. and donated the value of 3 million polio and measles vaccines through our Get A Shot, Give a Shot program, which is part of the U.N. Foundation’s Shot@Life campaign

✓ Expanded Boots No7 beauty products to more than 300 Walgreens stores while No7 became the top beauty brand on Walgreens.com

17	| Walgreen Co.

We currently maintain the following balance of pay practices that we believe enhance our pay for performance philosophy and further align our executives’ interests with those of shareholders:

We DO Have This Practice	We Do NOT Have This Practice

✓      Incentive award metrics that are objective and   tied to key company performance metrics

✓      Share ownership guidelines

✓      Compensation recoupment “claw-back” policy

✓      Limited perquisites

✓      Anti-hedging policy

✓      Double-trigger change in control severance

✓      Vest equity awards after three years to promote   retention

✓      Tie a significant portion of executive   compensation to shareholder return in the form   of at-risk compensation

-      A majority of non-performance based incentive awards

-      Repricing of options without shareholder approval

-      Hedging transactions or short sales by executive officers or directors

-      Tax gross-ups for NEOs

-      Excise tax gross-ups upon change in control

-      Excessive perquisites

-      Payout of dividends or dividend equivalents on unearned or unvested equity

-      Pension or defined benefit supplemental executive retirement plan (SERP)

-      High percentage of fixed compensation

Overview of Key Compensation Decisions and Results

The Compensation Committee of the Board (sometimes referred to in this section as the “Committee”) is committed to our pay for performance philosophy. Each October, the Committee typically determines the final payouts, if any, for annual and long-term incentive awards granted in prior years and makes annual pay decisions, including regarding executive base salaries and grants of annual and long-term incentive opportunities in the current fiscal year.

•

In October 2013, the Committee approved base salary increases for each of our NEOs (other than Mr. McLevish who joined the Company in August 2014), effective November 1, 2013, ranging from 3.13% to 3.73% based on individual performance for fiscal 2013 and salary level relative to market.

•

In October 2014, the Committee certified the achievement of our fiscal 2014 Management Incentive Plan financial goals, Adjusted FIFO EBIT and Adjusted Free Cash Flow, which were achieved at 77% and 142% of target, respectively, resulting in a payout of 97% of target, as described in more detail under “Annual Incentives” below.

•

The Committee also certified the achievement and resulting payout of long-term incentive awards, including restricted stock units granted in November 2013, and determined that there would be no pay out of performance shares for the three-year performance period ending August 31, 2014.

•	Finally, the Committee determined there would be no base salary increases for senior executives for fiscal 2015 and approved the annual and long-term incentive opportunities for fiscal 2015.

Shareholder Approval of the Company’s Executive Compensation on an Advisory Basis

At our most recent Annual Meeting of Shareholders, held on January 8, 2014, we held a shareholder advisory vote to approve the compensation of our NEOs as disclosed in our proxy statement dated November 25, 2013 related to that annual meeting. Shareholders expressed overwhelming support for the compensation of our named executive officers, with approximately 96.6% of the votes present in person or

Walgreen Co. |	18

represented by proxy at the meeting and entitled to vote on the matter cast to approve this “Say-on-Pay” proposal. The Committee considered this vote as demonstrating strong support for our compensation programs and continued to apply the same effective principles and philosophies highlighted above and described more fully below that have been applied in prior years when making compensation decisions for the remainder of fiscal 2014 and fiscal 2015, including the changes described below.

Compensation Decision Process

Philosophy and Objectives

The Committee is comprised entirely of independent directors and is responsible for establishing, implementing and monitoring the Company’s executive compensation philosophy and objectives. The Committee’s focus is to provide a competitive compensation package that enables the Company to:

•	attract and retain talented executives;

•	reward Company and individual performance; and

•	link the interest of the Company’s senior executives to the interests of the Company’s shareholders.

Overall, the Committee believes our executive compensation program is achieving the intended results. The Committee believes our compensation is competitive with the pay practices of other companies of comparable size, scope and industry, and has resulted in the attraction and retention of executives who can contribute to our future success. In addition, the Committee believes the program creates a strong linkage between pay and performance through our bonus and equity awards such that executives will receive higher compensation in more successful periods for the Company and lower compensation during less successful periods.

Pay Mix

Walgreens is committed to a pay-for-performance philosophy and continues to emphasize variable performance-based compensation over fixed or guaranteed pay. As illustrated in the following chart, approximately 90% of the CEO’s and 82% of the other NEOs’ 2014 target total direct compensation is “at risk” and based on changes in our stock price and/or the achievement of short-term and long-term financial objectives, and the majority of the NEOs’ total direct compensation is granted in the form of long-term incentives. The Committee believes that the balance of fixed and variable compensation, as well as short-term and long-term compensation elements, maintains a strong link between the NEOs’ compensation and Company performance and motivates executives to deliver strong business performance and create shareholder value.

19	| Walgreen Co.

Role of the Compensation Committee

The Committee is responsible for overseeing executive compensation, executive succession, and the retirement and equity-based compensation and benefit programs and practices of the Company. In the exercise of its duties, the Committee considers all elements of the compensation program in total, as well as individual performance, Company performance, internal equity and market compensation considerations. The Committee reviews and approves all components of NEO compensation, reports its decisions to the Board, and oversees the administration of the compensation program for senior executives (i.e., the Corporate Vice President level and above).

To this end, the Committee conducts an annual review of executive officer compensation practices and market pay levels, approves the design and evaluates the risk associated with the Company’s executive compensation programs, approves the total annual awards under the Company’s short-term and long-term incentive programs, reviews and approves offer letters or severance arrangements between the Company and any of the senior executives, and recommends succession plans to the Board.

Role of Company Personnel in Executive Compensation Decisions

The Chief Executive Officer reviews annually the performance and pay level of each senior executive, develops recommendations concerning the compensation of each senior executive and presents those recommendations to the Committee. The Chief Executive Officer does not make recommendations concerning his own compensation. The Company’s Human Resources management provides information, analysis and other support to the Chief Executive Officer and the Committee during these processes.

Role of Outside Compensation Consultants

The Committee engages Mercer LLC as its independent compensation consultant. The Committee utilizes Mercer to provide information regarding market compensation, practices and trends, assist in the review and evaluation of such information, and advise the Committee on compensation decisions, particularly with respect to the compensation of the Company’s Chief Executive Officer. In addition, Mercer assists the Nominating and Governance Committee in the review and evaluation of director compensation and practices.

The Company engages Aon Hewitt to serve as the executive compensation consultant to the Company’s Human Resources team and executive leadership. Aon Hewitt provides information on competitive practices and pay levels, and provides research on executive compensation issues as requested by management. Aon Hewitt assists management in formulating recommended approaches, and these are in turn reviewed by Mercer. In addition, from time to time and as part of management’s presentation to the Committee, Aon Hewitt will provide advice to the Committee regarding management’s presentation and recommendations. Therefore, the Committee has reviewed and considered all of the relevant factors regarding the relationship with Aon Hewitt. Based on its review, the Committee has concluded that the advice it receives from Aon Hewitt is objective and not influenced by Aon Hewitt’s other relationships with Walgreens or its subsidiaries.

Walgreen Co. |	20

Elements of Compensation

Our compensation program for our NEOs includes elements that support our compensation objectives. The following chart contains a brief description of each element:

Compensation Element	Characteristics	Primary Purpose

Base Salary	• Annual fixed cash compensation

•   Provide a competitive fixed amount of cash compensation based on individual performance, level of responsibility, experience, internal equity and competitive pay levels

•   Support attraction and retention of talented executives

Management Incentive Plan (“MIP”)	• Annual variable cash compensation based on the achievement of Adjusted FIFO EBIT and Adjusted Free Cash Flow goals • Payouts are subject to individual performance adjustments	• Support attraction and retention of talented executives • Reward for Company and individual performance

Long-Term Incentives	• Long-term variable equity awards granted annually as a combination of (1) stock options, (2) restricted stock units (“RSUs”), and (3) performance shares

•   Support attraction and retention of talented executives

•   Link the interests of the Company’s senior executives to the interests of the Company’s shareholders through increases in share price over time

•   Reward for long-term Company performance

Other Benefit Plans and Programs	• Profit-Sharing Plan – 401(k) • Deferred compensation	• Offer competitive retirement compensation designed to attract and retain mid- and late- career senior executives • Support retention of talented executives

Setting NEO Compensation

The Committee carefully considers current market practices, internal equity issues and historical Company practices, along with long-term market trends, and discounts short-term market fluctuations in setting executive compensation levels.

To determine competitive compensation, the Committee establishes a “peer group,” which is reviewed each year and updated as appropriate. In selecting potential peer companies, the Committee considers revenue size, industry, and the peer groups of our closest competitors. The Committee believes that the peer group is representative of the market in which we compete for talent and includes companies in both the retail and healthcare industries. During its review of the peer group to be used in making decisions regarding fiscal 2014 pay, the Committee changed the criteria used to select companies for the peer group (industry and revenue size) to include a focus on companies that have a larger

21	| Walgreen Co.

proportion of foreign sales and revenues. The result was to remove certain companies in the peer group (Kraft Foods Group, Medco Health Solutions, Inc. (which was merged with Express Scripts in 2012), and SUPERVALU Inc.) and to add other companies with a portion of their business based outside the United States (The Coca-Cola Company, Costco Wholesale Corp., FedEx Corporation, Mondelez International, Inc., PepsiCo, Inc. and United Parcel Service, Inc.). The Committee does not target a specific percentile of the peer group in setting Company compensation, but primarily focuses on the range between the 25th and 75th percentiles for each position. The median market compensation serves as a key reference with respect to each senior executive’s target compensation taking into account the individual’s experience, performance contributions and role relative to other senior executives.

Fiscal 2014 Peer Group

Company Name	Revenue in Last Fiscal Year ($ in millions)
Wal-Mart Stores, Inc.	$476,294
McKesson Corporation	$137,609
CVS Caremark Corporation	$126,761
Costco Wholesale Corp.	$110,212
Express Scripts Holding Co.	$104,099
The Kroger Co	$98,375
Cardinal Health, Inc.	$91,084
The Procter & Gamble Company	$83,062
The Home Depot, Inc.	$78,812
Target Corporation	$72,596
Johnson & Johnson	$71,312
PepsiCo, Inc.	$66,415
UPS	$55,438
Lowe’s Companies, Inc.	$53,417
The Coca-Cola Company	$46,854

For Mr. Wagner, our peer group alone did not provide a sufficient number of comparisons for a meaningful analysis of the compensation for his position. Therefore, in place of the peer group data, the Committee reviewed competitive compensation information from Aon Hewitt’s proprietary U.S. Total Compensation Measurement “TCM” database for this position. For this role, the TCM data included 30 public retail companies (“retail peer group”) with sales of $5 billion or more. Specific names of companies were not considered in the development of the retail industry peer group.

The Committee reviewed the peer group in July of 2014 and made no changes to the peer group to be used for fiscal 2015 compensation decisions.

Elements of Compensation

Base Salaries

Base salary is a key component of NEOs’ pay, both on its own and because annual and long-term incentive targets and awards are presently structured as established percentages of base salary. Base salaries for the NEOs are established and adjusted following an annual performance review process that coincides with the Committee’s annual review of peer group compensation. Base salary may also be adjusted during the year upon promotion or based upon internal equity or external market considerations.

Base salary adjustments are determined after considering the market pay range (focused on median market pay) for the position, peer group compensation information (both current year and longer-term

Walgreen Co. |	22

trends) and various other factors, including job performance, level of responsibility, prior experience, breadth of knowledge and internal equity. The factors impacting base salary levels are not independently assigned specific weights. The Committee makes these decisions after reviewing the recommendations of the Company’s Chief Executive Officer (except as it concerns his own salary) and Chief Human Resources Officer and consultation with the Committee’s independent compensation consultant as needed.

Based on the application of the above-described factors, the Committee approved the following base salaries for the named executive officers during fiscal 2014, effective November 1, 2013.

Name	FY 2013 Ending Base Salary	FY 2014 Ending Base Salary	FY 2013 to FY 2014 Increase	Competitive Market Positioning Prior to FY 2014 Increase
Gregory D. Wasson	$1,340,000	$1,390,000	3.73%	Between Median and 75th
Timothy R. McLevish(1)	N/A	$800,000	N/A	N/A
Mark A. Wagner	$750,000	$775,000	3.33%	Between Median and 75th
Kermit R. Crawford	$800,000	$825,000	3.13%	25th percentile
Thomas J. Sabatino, Jr.	$720,000	$745,000	3.47%	Between Median and 75th
Wade D. Miquelon(2)	$775,000	$800,000	3.23%	Between Median and 75th

(1)

Mr. McLevish joined the Company on August 4, 2014 and, pursuant to an offer letter dated July 30, 2014, receives an annual base salary of $800,000. Mr. McLevish received a prorated salary of $63,490 for his service as our Executive Vice President and Chief Financial Officer in fiscal 2014.

(2)	Mr. Miquelon separated from his position of Executive Vice President, Chief Financial Officer and President, International effective August 4, 2014.

In October 2014, the Committee completed its most recent review of market data and individual performance in connection with its consideration of salary adjustments for fiscal 2015. In light of our challenging performance year, combined with our efforts to significantly reduce costs, management recommended and the Committee approved no salary increases for our leaders, including the NEOs.

Annual Incentives

The Walgreen Co. Management Incentive Plan (the “MIP”) promotes the Company’s pay-for-performance philosophy by providing all executives and other management-level corporate employees with direct financial incentives in the form of annual cash awards for achieving Company performance goals. In order to qualify payments under the MIP as performance-based for Section 162(m) of the Internal Revenue Code, the Committee uses a two-step approach to determine the amount of the bonus payment. The first step is to fund the overall bonus pool. The pool is funded if the Company meets the pre-established performance metric which, for fiscal 2014, was 50% of the threshold level of Adjusted FIFO EBIT under the MIP. The second step is accomplished when the Committee exercises “negative discretion” by making adjustments to the formula award funded by the overall pool. Negative discretion is used to reduce the amount funded by the pool to an amount equal to the target bonus adjusted for final Company performance and individual performance as described below. We refer to this two-step process as the “plan-within-a-plan approach.”

•

Company Performance. Performance-based incentive payments under the MIP for fiscal 2014 were contingent upon attainment of a weighted mix of two measures: Adjusted FIFO EBIT and Adjusted Free Cash Flow. These measures were chosen because they support our key short-term business objectives to drive earnings and increase cash flow. The difference between FIFO EBIT and Adjusted FIFO EBIT is the addition of non-cash amortization expense related to mergers and acquisitions and special items which are not indicative of our underlying business performance. These measures reinforce our business strategy by measuring how well

23	| Walgreen Co.

management has increased revenue, managed costs and deployed capital to maintain strong cash flow to enable us to reinvest in our business through strategic acquisitions and investments and return cash to shareholders through our dividend program.

If the Company achieves its targeted performance on both financial measures, then the MIP will pay 100% of the bonus target, subject to adjustments as described below. The target bonuses for our NEOs for fiscal 2014, as a percentage of salary, were: Mr. Wasson – 125%, Messrs. McLevish, Wagner, Crawford, Sabatino and Miquelon – 100%. The Committee’s goal is to select target Adjusted FIFO EBIT and Adjusted Free Cash Flow at a level that is challenging yet achievable. The following table illustrates the ranges of potential formulaic payouts based on threshold, target and maximum performance levels, as well as the weighting for each metric:

Performance Measure (1)	Weighting	FY 2014 Goal	Company Performance (as a % of Target)		Bonus Payout (as a % of Target)
			<88%		0%
		$4.653 billion	88%	(threshold)	50%
Adjusted FIFO EBIT	70%	$5.288 billion	100%	(target)	100%
		$5.922 billion	112%	(maximum)	200%
			>112%		200%
			<70%		0%
		$1.798 billion	70%	(threshold)	50%
Adjusted Free Cash Flow	30%	$2.568 billion	100%	(target)	100%
		$3.338 billion	130%	(maximum)	200%
			>130%		200%

(1)

Adjusted FIFO EBIT refers to our earnings before interest and taxes plus our pro rata interest in the EBIT of Alliance Boots, measured in each case based on a first-in, first-out (FIFO) accounting method for valuing inventory, reduced, to avoid duplication, by our equity method earnings in Alliance Boots, subject to certain adjustments approved by our Compensation Committee and Board in accordance with the MIP. The adjustments reflected in fiscal 2014 Adjusted FIFO EBIT were for the same items as the adjustments previously disclosed by the Company in its fiscal 2014 earnings release and presentation on September 30, 2014. These consisted of adjustments to exclude the LIFO provision, acquisition-related amortization and acquisition-related costs, certain store closure and other optimization costs, and the positive impact of a gain relating to the sale of Employer Solutions Group. Adjusted Free Cash Flow refers to our cash flow from operations less our capital expenditures, adjusted to reflect the cash impact of the adjustments referenced above.

The Committee, in October 2014, determined the actual performance against Adjusted FIFO EBIT and Adjusted Free Cash Flow goals, and the formulaic payout (97% of target), which is illustrated in the following table:

		(A)	(B)	(A) x (B)
Performance Goals	FY 2014 Actual Performance	FY 2014 Bonus Payout as a % of Target	Weighting	FY 2014 Weighted Payout as % of Target
Adjusted FIFO EBIT	$5.001 billion	77%	70%	54%
Adjusted Free Cash Flow	$2.888 billion	142%	30%	43%
Total	N/A	N/A	100%	97%

•

Individual Performance. In order to improve the Company’s ability to link pay and performance for the other NEOs, the Committee authorized the Chief Executive Officer to recommend adjustments to bonus payments up or down by a maximum of 20% of target (subject to the 200% of maximum payout) based on individual performance, subject to the Committee’s final approval. The Committee has the authority to make such a discretionary adjustment for the Chief Executive Officer.

Walgreen Co. |	24

At the end of fiscal 2014, Mr. Wasson conducted an evaluation of the contribution of each member of his senior executive team in the areas of strategy, leadership and operating performance. Based on his assessment of each executive’s contribution, Mr. Wasson recommended, and the Committee approved, a positive individual adjustment for Mr. Wagner of 10% and negative individual adjustments for Messrs. Miquelon and Crawford of 20% and 15%, respectively, relative to the adjusted formula-driven MIP payout levels. As a result of these adjustments, the aggregate amount paid in fiscal 2014 to the NEOs other than Mr. Wasson and Mr. McLevish (who was not employed by the Company in fiscal 2013) was $651,404 less than the aggregate amount paid in fiscal 2013.

The full Board (other than Mr. Wasson) reviewed the performance of Mr. Wasson in the same manner as noted above, applying those considerations appropriate for the Chief Executive Officer role. As a result of that review, the Committee determined to make a negative adjustment to Mr. Wasson’s bonus of $167,527, which is 10% below the adjusted formula-driven MIP payout. As a result of this adjustment, the aggregate amount paid in fiscal 2014 to Mr. Wasson was $539,755 less than the aggregate amount paid in fiscal 2013.

Based on the above-described Company performance and individual performance adjustments, fiscal 2014 bonuses under the MIP for the named executive officers were as follows:

Name	Fiscal 2014 Bonus Eligible Salary	Target Bonus Percent of Salary	Target Bonus	Company Performance Attainment	Individual Performance Adjustment	Fiscal 2014 Bonus	Fiscal 2014 Bonus as a % of Target Bonus
Gregory D. Wasson	$1,381,667	125%	$1,727,083	$1,675,271	-$167,527	$1,507,744	87%
Timothy R. McLevish	$63,490	100%	$63,490	$61,585	$0	$61,585	97%
Mark A. Wagner	$770,833	100%	$770,833	$747,708	$74,771	$822,479	107%
Kermit R. Crawford	$820,833	100%	$820,833	$796,208	-$119,431	$676,777	82%
Thomas J. Sabatino, Jr.	$740,833	100%	$740,833	$718,608	$0	$718,608	97%
Wade D. Miquelon	$795,833	100%	$795,833	$771,958	-$154,392	$617,566	78%

A similar MIP target-setting process was undertaken in October 2014. The maximum funding under the “plan-within-a-plan” will be based for fiscal 2015 on achievement of 50% of threshold FIFO Adjusted EBIT, as determined under the MIP. The MIP threshold/target/maximum performance levels based on achievement of Adjusted FIFO EBIT and Adjusted Free Cash Flow and the corresponding bonus percentages for fiscal 2015 were also set. The Committee’s goal was to establish performance goals for fiscal 2015 that are appropriately aggressive in view of the opportunities and challenges facing the business, and there is a risk that payments will not be made at all or will be made at less than 100% of the target amount.

Long-Term Incentives

During fiscal 2014, we continued to use three long-term incentive (“LTI”) vehicles: stock options, restricted stock units (RSUs) and performance shares, targeting a mix of 40% stock options, 25% RSUs and 35% performance shares.

The fiscal 2014 grants approved and implemented by the Committee and granted on November 1, 2013 are shown in the Grants of Plan-Based Awards table on page 38.

Consistent with prior years, the number of shares subject to each award type was based on the average per-share closing price of Walgreen Co. common stock on the NYSE over the last 30 trading days of the fourth quarter of fiscal 2013 to diminish the impact of fluctuations, positive or negative, in stock price on grant sizes. Because the dollar values shown in the Stock Awards and Option Awards columns of the Summary Compensation Table reflect the November 1 grant date fair value of such

25	| Walgreen Co.

equity awards (determined in accordance with the applicable accounting standards using the stock price and other information as of the date of grant), fluctuations, positive or negative, in our stock price as of November 1 relative to the average per-share closing price over the last 30 trading days of the fiscal year can increase or decrease the grant date values of such awards presented in the Summary Compensation Table beginning on page 35. Stock options are granted at an option exercise price not less than the fair market value of the Company’s common stock on the date of the grant. Stock options, RSUs and contingent performance share awards for fiscal 2014 were granted on November 1, 2013. The grant date fair value of the awards is shown in the Summary Compensation Table, and the amounts of equity awards granted to each NEO are listed below as well as in the Grants of Plan-Based Awards table, which also includes accumulated dividends. Outstanding equity awards are shown in the Outstanding Equity Awards at 2014 Fiscal Year End table.

As part of our effort to further increase the role of individual performance in compensation decisions, we applied an individual performance adjustment factor that may result in an incremental increase or decrease in the amount of stock options and RSUs granted to each eligible participant based on the individual’s performance for the prior year. At the end of fiscal 2013, Mr. Wasson conducted an evaluation of the contribution of each member of his senior executive team in the areas of strategy, leadership and operating performance as it relates to the long-term goals of the Company. Based on his assessment of each executive’s contribution, Mr. Wasson recommended to the Committee individual adjustments for the NEOs (other than himself) of 3% over the target number of stock options and RSUs granted in fiscal 2014 for Messrs. Miquelon, Wagner and Crawford and 2% over the target number of stock options and RSUs granted in fiscal 2014 for Mr. Sabatino. The full Board reviewed the performance of Mr. Wasson using the same review process as noted above, applying those considerations appropriate for the Chief Executive Officer role. As a result of that review, the Committee determined not to adjust Mr. Wasson’s target stock options and RSUs grants. The number of shares awarded is detailed in the Grants of Plan-Based Awards table on page 38.

Each of the long-term incentive components currently provided as part of our program are granted annually under the Walgreen Co. Omnibus Incentive Plan (as amended, the “Omnibus Incentive Plan”) and are described in more detail below.

Executive Stock Options.    Stock options are granted to the NEOs at the discretion of the Committee in order to enhance the link between shareholder value creation and executive pay. Stock options provide value to executives only if our share price increases, and provide no realizable value to executives if our share price does not increase.

Annual executive stock options become exercisable on the third anniversary of the date of grant and expire ten years from the date of grant with special rules covering the various types of termination of employment that might occur during the vesting period or thereafter (as further detailed in the “Potential Payments upon Termination or Change in Control” section below). Stock options have realizable value only if the stock price appreciates following the date the options are granted.

Restricted Stock Units.    Given the volatile nature of the stock market, the Committee believes that it is important for retention to have a portion of long-term incentives that is stable but still linked to changes in shareholder value. RSUs also assist us in attracting talented executives. The value of RSUs rises and falls with our share price, consistent with shareholder returns. RSUs are designed to complement stock options, and therefore the timing and structure of RSU grants are aligned with option grants in various ways. RSUs are granted to the Company’s NEOs at the discretion of the Committee. Annual RSU grants vest on the third anniversary of the date of grant, assuming continued employment through that date and, for grants made on or after September 1, 2011, upon satisfaction of the performance threshold described below, with special rules covering the various types of termination of employment that might occur during the vesting period (as further detailed in the “Potential Payments upon Termination or Change in Control” section below). Dividend equivalents with respect to RSUs are

Walgreen Co. |	26

credited as additional RSUs, subject to the same vesting conditions as the underlying RSUs. In addition, for fiscal 2014 and grants in fiscal 2015, the Committee adopted a one-year performance threshold based on 50% of threshold level Adjusted FIFO EBIT (as calculated under the terms of the Management Incentive Plan) that is required to be met prior to the vesting of the RSUs. If the performance threshold is not met in the fiscal year in which the RSUs are granted, the awards are forfeited (except in the case of retirement, disability or death prior to the end of the fiscal year).

Performance Shares.    Executives receive grants of performance shares, which are measured and realized over a performance period covering three fiscal years. Each “performance share” represents the right to receive, if and to the extent designated performance goals within the three fiscal year performance period are satisfied, a share of Walgreen Co. common stock following completion of the performance period. Performance periods overlap, with a new three-year performance cycle beginning each fiscal year. At the end of each performance period, performance shares are distributed based upon the level of achievement of the financial performance target set for that cycle. If we fail to meet threshold performance in the three-year period, no performance shares will be earned and no payout of performance shares will be made with respect to that cycle.

For the fiscal year 2014-2016 performance period, the Compensation Committee adopted two metrics: cumulative Adjusted FIFO EBIT and cumulative Adjusted FIFO ROIC. Adjusted FIFO EBIT is aligned with our business goals, is considered by management when analyzing the core operating performance of our business and is readily understandable by participants. Adjusted FIFO ROIC also recognizes our long-term business objectives and over time correlates with shareholder value creation in a capital-intensive business. Expressed as a percentage, FIFO Adjusted ROIC is calculated by dividing (A) adjusted FIFO operating income, increased by the implied interest expense of lease payments and reduced by taxes at the applicable rate, by (B) the sum of shareholders’ equity, debt, last in first out (LIFO) inventory reserve, deferred income taxes and capitalized leases. Our business is capital intensive and the Company has made several acquisitions and divestitures. The Committee believes that over the long term, the Company must employ its capital wisely to increase earnings. Therefore, the ratio of earnings to capital is an important measure of success.

The following table illustrates the ranges of potential formulaic payouts based on threshold, target and maximum performance levels, as well as the weighting for each metric for the fiscal 2014-2016 performance share cycle:

Performance Measure	Weighting	Company Performance (as a % of target)		% of Performance Shares Earned(1) (as a % of target grant)
Cumulative Adjusted FIFO EBIT	70%	<85% 85% 100% 115% >115%	(threshold) (target) (maximum)	0% 50% 100% 150% 150%

Cumulative Adjusted FIFO ROIC	30%	<85% 85% 100% 115% >115%	(threshold) (target) (maximum)	0% 50% 100% 150% 150%

(1)	Performance between threshold and target, or between target and maximum, will earn performance shares on a straight line pro-rated basis between 50% and 100% or between 100% and 150%, respectively.

The Company does not publicly disclose its expectations of how the Company will perform on a prospective basis in future periods or specific long-term incentive plan targets applicable under its

27	| Walgreen Co.

compensation programs, due to potential competitive harm. The Company believes revealing specific objectives prospectively would provide competitors and other third parties with insights into its confidential planning process and strategies, thereby causing competitive harm. The target performance goals for Cumulative Adjusted FIFO EBIT and Cumulative Adjusted FIFO ROIC for each three-year performance cycle reflect the Company’s long-range plan for that cycle. The performance goals are designed to be appropriately challenging, and there is a risk that payments will not be made at all or will be made at less than 100% of the target amount. The degree of difficulty, therefore, in achieving the target internal measures is designed to be reasonably challenging.

Fiscal 2012-2014 Performance Shares.    At the beginning of fiscal 2012, performance shares were granted to our executive officers. The awards had a performance period of September 1, 2011 through August 31, 2014 and were contingent on the Company achieving its three-year FIFO ROIC goals. The goals were set based upon continuing our record performance of fiscal year 2011. The goals were set aggressively and designed to be challenging for the following three-year period, and at the time the goals were set, we did not anticipate the headwinds of certain future events or circumstances, such as the decision to exit the Express Scripts Inc. (ESI) network.

The following chart identifies the financial performance measure, performance period, the performance goals and corresponding payouts as a percentage of the target performance share opportunity for the fiscal 2012-2014 performance share cycle, and the corresponding payouts as a percent of the target performance share opportunity:

Performance Measure	Performance Level	FY 2012-2014 Goal	Performance (as a % of Target)	% of Performance Shares Earned(1)
FIFO ROIC	Below Threshold:	<8.63%	<90%	0% of target grant
	Threshold:	8.63%	90%	50% of target grant
	Target:	9.59%	100%	100% of target grant
	Maximum:	10.55%	110%	150% of target grant

(1)	Performance between threshold and target, or between target and maximum, will earn performance shares on a straight line pro-rated basis between 50% and 100% or between 100% and 150%, respectively.

In October 2014, the Committee determined that the three-year cumulative FIFO ROIC goal for fiscal 2012-2014 was achieved below the threshold, adjusted to exclude the effects of the Alliance Boots and AmerisourceBergen investments in all fiscal years. As a result, the Committee determined that the fiscal 2012-2014 performance shares had been earned at 0% of target and approved no performance share payouts.

During its annual review of market compensation in October 2014, the Committee determined to maintain the same economic value, as a percentage of base salary, for LTI awards granted to NEOs in fiscal 2015.

Special Transition Awards.    In recognition of the anticipated closing of the Second Step Transaction (as defined herein) and related risks and opportunities, the Committee approved special one-time transition awards for certain key leaders, including certain NEOs. The objective of these transition awards is to create organizational and functional stability during a period of significant change and to provide recognition for certain executives who will be functioning in a combination of roles due to the transition of the Company. We believe there is significant business value in sending a positive message to key leaders during this time of transition. The awards were granted on September 15, 2014 for Messrs. Wagner and Sabatino and October 7, 2014 for Mr. McLevish in the form of restricted stock units. The awards are contingent upon the successful closing of the Second Step Transaction and continued employment through the vesting dates. The first vesting date is the date of the closing of the Second Step

Walgreen Co. |	28

Transaction, at which time 40% of each transition award would vest. The second vesting date is twelve months following the date of the closing of the Second Step Transaction, at which time the remaining 60% would vest. The portion of the awards vesting as of the second vesting date is also subject to the attainment of the same fiscal 2015 performance criteria applicable to the annual RSU award described above. The Committee did not provide a transition award for Mr. Wasson as he will be continuing in the CEO role for the combined organization. Messrs. Crawford and Miquelon also did not receive awards and the awards to Messrs. McLevish, Wagner and Sabatino are as follows:

Name	Number of RSUs
Timothy R. McLevish	19,929
Mark A. Wagner	19,929
Thomas J. Sabatino, Jr.	19,929

Retirement Plans and Programs

The Company offers retirement benefits to its employees through a tax-qualified 401(k) Profit Sharing Retirement Plan (“401(k) Plan”). The 401(k) Plan is a defined contribution plan designed to accumulate retirement funds for participating Company employees, including executive officers, via individual and Company contributions. The retirement benefits available for the Company’s executive officers under the tax-qualified 401(k) Plan are the same as those available for other eligible employees.

The Company also has a non-qualified supplemental profit sharing plan, the Executive Deferred Profit Sharing Plan (“Executive Deferred Plan”) in which the NEOs began accruing benefits in phantom accounts beginning in the 2011 plan year. The Executive Deferred Plan replaces the contributions the Company is unable to provide under the tax-qualified 401(k) Plan as a result of various tax law limitations that restrict contributions made for highly-compensated participants under the 401(k) Plan. The amounts credited to the Executive Deferred Plan are unfunded, unsecured promises to pay a benefit in the future. The executives may elect to have their phantom accounts credited with earnings, gains and losses as though they were invested in any of the same funds as offered under the 401(k) Plan. An executive may elect to receive payment of his or her account under the Executive Deferred Plan in a lump sum or installment payments beginning after termination of employment. The Committee approved an amendment to this plan, effective January 1, 2012, to add an elective deferral feature to replace the deferred compensation plans historically offered by the Company on an occasional basis (see “Deferred Compensation” below). Under the amendment, participants may also defer, on a pre-tax basis, up to (i) 50% of their annual base salary and/or (ii) 85% of their annual bonus.

Deferred Compensation.  The Company has also provided deferred compensation opportunities in the past through separate non-qualified Deferred Compensation/Capital Accumulation Plans that have been offered to executives and other management-level employees from time to time. The most recent Deferred Compensation/Capital Accumulation Plan opportunity was offered in calendar year 2011. The crediting rate under the 2011 plan was based on the funds offered in the 401(k) Plan. Account balances under the frozen plans last offered in 2001 and 2006 receive an above-market fixed rate of return. The Committee does not anticipate offering such plans in the future. Instead, deferral opportunities are available under the Executive Deferred Plan described above. Contributions, withdrawals, earnings and accumulated balances for all applicable Deferred Compensation/Capital Accumulation Plans are shown in the Nonqualified Deferred Compensation table.

Perquisites

Consistent with the philosophy and culture of the Company, perquisites and personal benefits provided to the NEOs and other senior executives are limited. They include an annual physical examination, limited reimbursement of health club dues, airline club fees and ground transportation

29	| Walgreen Co.

expenses, as well as preferred flight status within certain airline programs and limited personal use of Company aircraft. Pursuant to our guidelines for aircraft usage, we permit personal use of our aircraft by our Chief Executive Officer and permit his spouse to accompany him on such personal trips. We also permit our Chief Executive Officer’s spouse to accompany him on business trips. Personal use of the Company aircraft by other executive officers is allowed to the extent approved by the Chief Executive Officer and only in certain circumstances. The Compensation Committee has authorized our Chief Executive Officer to use the aircraft without requiring reimbursement for up to 30 flight hours per year for personal travel, and he must reimburse us in connection with any personal use of the aircraft in excess of that limit. Our Chief Executive Officer did not exceed that limit during fiscal 2014. Our Chief Executive Officer, to the extent his use of Company aircraft for personal travel exceeds 30 hours per year, and our other executive officers, if any, who use Company aircraft for personal travel, would be required to reimburse us, pursuant to an aircraft time-sharing agreement consistent with FAA regulations, an amount intended to approximate the incremental cost to the Company of such personal travel. None of our other executive officers used Company aircraft for personal travel during fiscal 2014. In addition, and consistent with our objective to attract and retain a high-performing executive management team, we actively recruit outstanding candidates to fill executive level and other strategic openings and will reimburse a newly hired senior executive for relocation costs. In accordance with Company policy, executive officers are also eligible for certain relocation and related benefits if they are assigned to a work in a country that is not their “home country” (as defined in the applicable Company policy). The Company’s senior executives at the Senior Vice President level and above, including the NEOs, receive certain continued benefits following their retirement from the Company. These executives are able to continue receiving an annual Company-paid physical exam during retirement, to age 70. Executives who retired prior to October 2014 are entitled to the continuation of preferred flight status within a designated airline’s program. The above benefits are not contractual, but rather are based on current Company policy, which is subject to change or termination at the discretion of the Committee.

Relationship between Compensation Plans and Risk

Management retained Ernst & Young LLP to conduct a risk review of our compensation programs at the end of fiscal 2013, to assess whether any of our incentive compensation plans, either individually or in the aggregate, would encourage executives or employees to undertake unnecessary or inappropriate risks that were reasonably likely to have a material adverse impact on the Company. The Committee reviewed the external risk assessment of our variable pay plans and considered several factors including the type of plan, the number of participants in each plan, the participants’ level within the organization, the target and maximum payment potential and the performance criteria under each plan, and risk mitigating controls in place for each plan. In fiscal 2014, the Committee reviewed the prior work of Ernst & Young LLP and determined that no material increases in risk were reasonably likely to result from any changes to any of our material incentive plans since the 2013 review.

As part of the assessment, the Committee and management evaluated those plans that were identified as having the potential to deliver a material amount of compensation, which for fiscal 2014 included the annual and long-term incentive plans that are described earlier in the Compensation Discussion and Analysis. The Committee concluded that it is not reasonably likely that risks arising from our compensation policies and practices would have a material adverse effect on the Company due to a variety of factors. In reaching this conclusion, the Committee considered the following factors:

•	our compensation program is designed to provide a mix of both fixed and variable incentive compensation;

•

our compensation program is balanced between a variety of different measures and both short-term and long-term incentives designed to reward execution of our short-term and long-term corporate strategies;

Walgreen Co. |	30

•	we allocate compensation among base salary, annual cash incentives, stock options, restricted stock units and performance shares, which include both time of service and performance-based criteria;

•

the annual incentive component of our executive compensation program involves cash-based plan awards that are payable if, and only to the extent that, pre-established corporate financial and individual performance objectives are achieved;

•	incentive compensation includes components that are paid based on results averaged out over several years and vest over an extended period;

•	executives are required to own a specified level of shares in order to comply with the share ownership guidelines, encouraging long-term focus on enhancing shareholder value; and

•	we have adopted a “clawback” policy applicable to all officers that is designed to allow the Company to recoup incentive compensation paid if there is a restatement or misconduct, including fraud.

Compensation Recovery Policy

The Board has adopted a recoupment or “clawback” policy for cash and equity incentive awards paid to executive officers. The policy provides that in the event that there is a restatement of incorrect financial results, the Committee will seek reimbursement of the incremental portion of awards paid to executive officers in excess of the awards that would have been paid based on the restated financial results. All forms of incentive compensation are subject to this policy. The Committee may look back over the three-year period prior to the restatement for the recoupment and may look to current and former executives. In addition, the policy provides the Committee the discretion to recoup amounts of excess incentive compensation paid to any officer in conjunction with any materially incorrect results (even if not resulting in a restatement), or misconduct on the part of the officer, including fraud or other conduct that would lead to a “for cause” termination. In addition, our CEO and chief financial officer are subject to any clawbacks that may be required under the Sarbanes-Oxley Act of 2002.

Severance and Change in Control Arrangements

The Company does not have individual employment agreements with any of its named executive officers.

In July 2012, the Committee adopted the Executive Severance and Change in Control Plan, effective January 1, 2013. The Executive Severance and Change in Control Plan provides eligible executives, including each of the Company’s named executive officers, certain severance benefits upon an involuntary termination by the Company at any time (other than for cause or upon death or disability, as those terms are defined in the Executive Severance and Change in Control Plan) and, within one year following a “change in control,” upon an involuntary termination, or upon voluntary termination for “good reason” (as those terms are defined in Executive Severance and Change in Control Plan). The Executive Severance and Change in Control Plan requires both a change in control and a termination of employment (a double trigger) within one year after the change in control in order to receive a benefit for any “good reason” termination.

Subject to the terms and conditions of the Executive Severance and Change in Control Plan, eligible participants, including the NEOs, would be entitled to the following, in addition to any accrued but unpaid compensation and vested amounts to which they may be entitled under the Company’s benefit plans; provided they sign and do not revoke a general waiver and release in favor of the Company and its affiliates:

•	pro-rata actual annual incentive for the fiscal year in which the termination occurs, if the termination date is prior to a change in control, and a pro-rata target annual incentive for the

31	| Walgreen Co.

fiscal year in which the termination occurs, if the termination date is on or within one year following a change in control;

•

continued medical, vision, prescription and/or dental coverage for the duration of the applicable Severance Period, as defined in the table below or, if shorter, until the individual becomes eligible for coverage from another employer or from Medicare; and

•	severance equal to the sum of base salary and target annual incentive (each determined as of the termination date), multiplied by the applicable Severance Multiple, as defined in the table below.

	Involuntary Termination (prior to or more than 1 year after a change in control)		Involuntary Termination or Termination for Good Reason (within 1-year period following a change in control)
Title	Severance Multiple[1]	Severance Period	Severance Multiple(1)	Severance Period
Chief Executive Officer	2.0x	24 months	2.5x	30 months
Other NEOs	2.0x	24 months	2.5x	30 months

(1)

Payment is subject to the terms and conditions of the plan, including execution and delivery by the executive of a general waiver and release. For covered terminations prior to a change in control, or more than one year after a change in control, the severance multiple is payable in the form of salary continuation over the severance period. For covered terminations within one year after a change in control, the severance multiple is payable in a lump sum.

The resulting payments and benefits would be reduced to the extent necessary to avoid the application of any “golden parachute” excise tax pursuant to Section 4999 of the Internal Revenue Code.

On August 4, 2014, the Company entered into a Transition and Separation Agreement with Mr. Miquelon. This agreement provides for certain payments, as described in “Potential Payments Upon Termination or Change in Control” below. In return for these payments, Mr. Miquelon agreed to various provisions, including a general release of claims against the Company, waivers of various rights and other customary provisions.

On August 5, 2014, the Company entered into a Retirement Agreement and Release and a Consulting Services Agreement with Mr. Crawford. Pursuant to the terms of these agreements, Mr. Crawford will retire from the Company as of December 31, 2014 and will serve as a senior counselor to the senior management and the Board from January 1, 2015 until December 31, 2015. In consideration for the benefits under the Retirement Agreement and Release, Mr. Crawford agreed to various provisions, including a general release of claims against the Company, waivers of various rights, a non-solicitation provision that applies through the second anniversary of the date of his retirement and other customary provisions. Upon his retirement, Mr. Crawford will be eligible for a retirement payment, a pro rata bonus for fiscal 2015, the accelerated vesting of certain outstanding and unvested equity awards, and certain other retirement benefits that any other eligible senior executive would receive upon retirement and certain retirement benefits provided to employees generally. In consideration for his service pursuant to the Consulting Services Agreement, Mr. Crawford will receive a monthly fee of $125,000. In the event a “change in control” (as defined in the Executive Severance and Change in Control Plan) occurs prior to the Termination Date (as defined in the Retirement Agreement and Release), the Retirement Agreement and Release provides that Mr. Crawford would receive the amounts and benefits that he would have received under such plan and his outstanding equity awards if he had a “termination of employment for good reason” (as defined in such plan) within one year of such change in control. See “Potential Payments Upon Termination or Change in Control” below.

Walgreen Co. |	32

Share Ownership Guidelines for Senior Executives

The Board adopted executive share ownership guidelines in 2008. Under the guidelines, each NEO is expected to accumulate the lesser of the fixed and variable number of shares shown below within the later of five years from commencement of senior executive status and November 1, 2013:

Executive Level	Fixed Number of Shares	Variable Number of Shares(1)
Chief Executive Officer	230,000	5x Salary
Executive Vice President	60,000	3x Salary

(1)	Variable number equals stated salary multiple divided by current share price.

The following are included in determining the executive’s share ownership for purposes of these guidelines: unvested restricted stock and restricted stock units, discounted by an assumed tax rate of 35% and only up to 50% of the applicable ownership target; shares held by minor dependents and spouses; and other shares owned outright, such as earned performance shares and exercised stock options. The Committee reviewed executives’ progress towards meeting these goals in October 2014. Using reasonable assumptions regarding executive salary and stock appreciation, the Committee concluded that all executives are progressing towards their goals in a manner that will allow them to meet either the fixed or variable share objectives within the prescribed time frames. However, should an executive fail to meet the guidelines within the required time frame, the Committee adopted the following steps for addressing such noncompliance: (1) discussions with the CEO; (2) placing restrictions on selling shares – with any exceptions due to hardship subject to prior approval by the CEO; and (3) imposing mandatory retention of all shares earned and vested (net of taxes), as well as shares resulting from option exercises (net of taxes).

Insider Trading Restrictions and Policy Against Hedging

Our insider trading policy prohibits directors, employees and certain of their family members from purchasing or selling any type of security, whether issued by us or another company, while such person is aware of material non-public information relating to the issuer of the security or from providing such material non-public information to any person who may trade while aware of such information. Trades in our securities by directors and executive officers are prohibited during certain prescribed blackout periods and are required to be pre-cleared by appropriate Walgreens personnel. This policy also prohibits directors and executive officers from engaging in “short sales” with respect to our securities, entering into “derivative” transactions, including exchange-traded put or call options, with respect to our securities, or engaging in hedging or monetization transactions, such as collars or forward sale contracts, with respect to our securities.

Tax-Deductibility of Executive Officer Compensation

Section 162(m) of the Internal Revenue Code generally disallows a tax deduction to public companies for compensation over $1 million paid to each of a company’s chief executive officer and certain other highly compensated executive officers. Qualifying performance-based compensation will not be subject to the deduction limit if certain requirements are met. It is the Committee’s objective to maximize deductibility under Section 162(m) to the extent consistent with the Committee’s assessment of the interests of the Company and its shareholders.

In accordance with that objective, the design of our long-term incentives (stock options, performance shares and performance-based RSUs) balances the Company’s desire to maximize the deductibility of compensation with competitive program design. The Company maintains the Walgreen Co. Section 162(m) Deferred Compensation Plan for compensation that would otherwise exceed the

33	| Walgreen Co.

Section 162(m) deductibility limit. Deferred cash amounts are credited with interest based on the prime lending rate plus any excess of the prime lending rate over the federal funds rate. These amounts are then paid after the participant’s termination of employment, based on the participant’s advance elections as to form and timing of payment. Mr. Wasson and Mr. Wagner had account balances under this plan in 2014. See the “Nonqualified Deferred Compensation for 2014 Fiscal Year” table below. This plan was frozen as to new participants and new compensation awarded after July 1, 2011. The shareholders approved the Walgreen Co. 2011 Cash-Based Incentive Plan which is designed to allow the Committee to qualify short-term incentive awards under that plan as performance-based compensation. In addition, the Committee took action intended to qualify RSUs as performance-based compensation through the adoption of a one-year performance threshold based on 50% of threshold Adjusted FIFO EBIT. In addition, the same performance threshold under the Management Incentive Plan triggers maximum funding for purposes of 162(m) of the Internal Revenue Code. Nevertheless, the Committee reserves the right to grant compensation that is not deductible under Section 162(m) of the Internal Revenue Code in appropriate circumstances.

The impact of accounting treatment is considered in developing compensation programs generally, including the accounting treatment as it applies to amounts paid or awarded to NEOs. We account for our equity incentive awards under FASB ASC Topic 718 and use the Black-Scholes option pricing formula in determining fair value of stock option grants.

The impact of Internal Revenue Code Section 409A is also taken into account and our executive plans and programs are, in general, designed to comply with the requirements of that section so as to avoid possible adverse tax consequences that may result from noncompliance.

We do not provide gross-ups for additional taxes under Section 4999 of the Internal Revenue Code (regarding golden parachutes).

The disclosure under the caption “Compensation Committee Report” below shall be deemed furnished, and not filed, in this Amendment to the Form 10-K and shall not be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act as a result of this furnishing, except to the extent that the Company specifically incorporates it by reference.

Compensation Committee Report

Each of the Compensation Committee members is independent, as defined under SEC rules and the listing standards of the New York Stock Exchange, The NASDAQ Global Select Market and the Chicago Stock Exchange, as well as the Company’s independence standards. Additionally, each member of the Compensation Committee is an “outside director” within the meaning of Section 162(m) of the Internal Revenue Code and a non-employee director within the meaning of Rule 16b-3 under the Exchange Act. The Compensation Committee reviews the Company’s Compensation Discussion and Analysis on behalf of the Board.

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management, and based on this review and discussion, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis above be included in the Company’s proxy statement for its next Annual Meeting of Shareholders and/or in the Company’s Annual Report on Form 10-K or any amendment thereto for the fiscal year ended August 31, 2014.

Compensation Committee

William C. Foote, Chairman

Steven A. Davis

Ginger L. Graham

Nancy M. Schlichting

Walgreen Co. |	34

Executive Compensation Tables and Supporting Information

Summary Compensation Table

The following table summarizes the compensation for the 2014 fiscal year for each of the Company’s fiscal 2014 “named executive officers,” who consist of:

•	President and Chief Executive Officer, Gregory D. Wasson;

•	Executive Vice President and Chief Financial Officer, Timothy R. McLevish;

•

the next three most highly compensated executive officers who were serving as such at the end of the 2014 fiscal year (based on the amount shown in the “Total Compensation” column reduced by the amount shown in the “Change in Pension Value and Non-qualified Deferred Compensation Earnings” column); and

•	former Executive Vice President, Chief Financial Officer and President, International, Wade D. Miquelon.

Information is also presented for the 2013 and 2012 fiscal years if the named executive officer was included in the Company’s Summary Compensation Table for those fiscal years.

The values shown represent each NEO’s compensation during the fiscal year, including the grant date fair value of equity awards that were granted on 11/1/2013 and will vest on 11/1/2016, subject to Company performance.

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)	Stock Awards ($)(2)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)(4)	Change in Pension Value and Non- qualified Deferred Compensation Earnings ($)(5)	All Other Compensation ($)(6)	Total Compensation ($)
Gregory D. Wasson	2014	1,381,667	—	8,540,764	4,059,339	1,507,744	25,323	1,217,718	16,732,555
President and Chief Executive Officer	2013	1,333,333	—	6,836,271	2,724,490	2,047,499	21,895	691,148	13,654,636
	2012	1,295,833	—	6,256,682	2,662,239	1,150,052	18,948	657,304	12,041,058

Timothy R. McLevish	2014	63,490	—	—	—	61,585	—	409	125,484
Executive Vice President and Chief Financial Officer

Mark A. Wagner	2014	770,833	—	2,125,462	1,025,719	822,479	5,441	306,311	5,056,245
President, Business Operations	2013	746,667	—	1,669,991	658,370	908,544	5,347	215,668	4,204,587
	2012	727,917	—	1,164,828	483,811	403,120	5,793	260,286	3,045,755

Kermit R. Crawford	2014	820,833	—	2,267,200	1,094,097	676,777	17,681	316,952	5,193,540
Executive Vice President, Pharmacy, Health and Wellness	2013	787,500	—	1,658,596	653,869	921,375	15,187	173,476	4,210,003
	2012	720,833	—	1,115,239	463,222	399,197	13,057	201,751	2,913,299

35	| Walgreen Co.

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)	Stock Awards ($)(2)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)(4)	Change in Pension Value and Non- qualified Deferred Compensation Earnings ($)(5)	All Other Compensation ($)(6)	Total Compensation ($)
Thomas J. Sabatino, Jr.	2014	740,833	—	2,032,927	975,123	718,608	—	83,984	4,551,475
Executive Vice President, Chief Legal and Administrative Officer and Corporate Secretary	2013	716,667	—	1,340,303	526,563	754,650	—	43,087	3,381,270

Wade D. Miquelon	2014	795,833	—	2,196,331	1,059,908	617,566	13,156	336,738	5,019,532
Former Executive Vice President, Chief Financial Officer and President, International	2013 2012	771,167 750,333	— —	1,720,330 1,209,426	678,215 502,343	902,265 415,534	11,906 10,775	232,143 277,228	4,316,026 3,165,639

(1)	Includes base salary earned in the fiscal year, whether or not deferred.

(2)

Represents the aggregate grant date fair value, determined in accordance with FASB ASC Topic 718, of performance shares and restricted stock units (RSUs) granted under the Company’s Omnibus Incentive Plan and predecessor Long-Term Performance Incentive Plan during the applicable fiscal year. These are not amounts paid to or realized by the NEO. See “Compensation Discussion and Analysis – Long-Term Incentives” above for further information regarding these awards. For information on the valuation assumptions used in these computations, see Note 14 to the consolidated financial statements included in the Form 10-K.

(3)

Represents the grant date fair value, determined in accordance with FASB ASC Topic 718, of stock options granted under the Company’s Omnibus Incentive Plan and predecessor Executive Stock Option Plan during the applicable fiscal year. These are not amounts paid to or realized by the NEO. See “Compensation Discussion and Analysis” above for further information regarding these awards. Detailed Black-Scholes assumptions under FASB ASC Topic 718 are set forth in Note 14 to the consolidated financial statements included in the Form 10-K. Stock options that remain outstanding are reflected in the Outstanding Equity Awards at 2014 Fiscal Year-End table below.

(4)	Includes the annual incentive compensation earned for each fiscal year, whether or not deferred. See “Compensation Discussion and Analysis” above for details concerning the Management Incentive Plan.

(5)

Reflects above-market interest earned on non-qualified deferred compensation. See the “Nonqualified Deferred Compensation for 2014 Fiscal Year” table below and “Compensation Discussion and Analysis” above for further information regarding these deferred compensation benefits.

(6)	Detail of the amounts reported in the “All Other Compensation” column for fiscal 2014 is provided in the table below.

Item	Mr. Wasson	Mr. McLevish	Mr. Wagner	Mr. Crawford	Mr. Sabatino	Mr. Miquelon
Term Life Insurance	$42,049	$409	$10,868	$18,188	$18,223	$9,878
Profit Sharing Retirement Plan	14,557	—	14,557	14,557	—	14,557
Executive Deferred Profit Sharing Plan	641,169	—	176,153	189,889	—	235,961
Dividend Equivalents on Unvested and Deferred RSUs(a)	451,756	—	91,039	77,299	52,860	76,342
Perquisites and Personal Benefits(b)	68,187	(c)	13,694	17,019	12,901	(c)

Total	$1,217,718	$409	$306,311	$316,952	$83,984	$336,738

(a)	Dividend equivalents with respect to RSUs are credited as additional RSUs on the record date, subject to the same vesting or deferral restrictions as the underlying RSUs.

(b)

This table includes for each NEO the Company’s incremental costs relating to annual physical examination, long-term disability benefits, and personal accident insurance benefits. No tax gross-up was paid with respect to any of these amounts. The amount for Mr. Wasson also reflects $38,069 associated with personal use of Company aircraft. The

Walgreen Co. |	36

Company determines the amount associated with personal use of Company aircraft by calculating the incremental cost to the Company by multiplying the aircraft’s hourly variable operating cost by a trip’s flight time, which includes any flight time of an empty return flight. Variable operating costs include: (1) landing, parking, passenger ground transportation, crew travel and flight planning services expenses; (2) supplies, catering and crew traveling expenses; (3) aircraft fuel and oil expenses; (4) maintenance, parts and external labor (inspections and repairs); and (5) any customs, foreign permit and similar fees. Fixed costs that do not vary based upon usage are not included in the calculation of direct operating cost.

(c)	Pursuant to SEC rules, perquisites and personal benefits are not reported for any named executive officer for whom such amounts were less than $10,000 in the aggregate for fiscal 2014.

37	| Walgreen Co.

Grants of Plan-Based Awards in 2014 Fiscal Year

The following table sets forth certain information regarding awards to each of our NEOs in fiscal 2014, including stock options (SOs), restricted stock units (RSUs) and performance shares (PSP) under the Company’s Omnibus Incentive Plan and annual incentives under the Company’s Management Incentive Plan (MIP).

										All Other Stock Awards: Numbers of Shares of Stock or Units (#)(4)	All Other Option Awards: Number of Securities Underlying Options (#)(5)	Exercise or Base Price of Option Awards ($/Sh)(6)	Grant Date Fair Value of Stock and Option Awards ($)
				Estimated Future Payouts Under Non-Equity Incentive Plan Awards(2)			Estimated Future Payouts Under Equity Incentive Plan Awards(3)
Name	Plan Name	Grant Date	Approval Date(1)	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Gregory D. Wasson	SO	11/01/13	10/9/13								312,738	60.52	4,059,339
	PSP	11/01/13	10/9/13				44,522	89,045	133,567
	RSU	11/01/13	10/9/13							53,139
	MIP	10/9/13	10/9/13	863,542	1,727,083	3,454,167
Timothy R. McLevish	SO	—
	PSP	—
	RSU	—
	MIP	8/1/14	8/1/14	31,745	63,490	126,980
Mark A. Wagner	SO	11/01/13	10/9/13								79,023	60.52	1,025,719
	PSP	11/01/13	10/9/13				10,949	21,898	32,847
	RSU	11/01/13	10/9/13							13,491
	MIP	10/9/13	10/9/13	385,417	770,833	1,541,667
Kermit R. Crawford	SO	11/01/13	10/9/13								84,291	60.52	1,094,097
	PSP	11/01/13	10/9/13				11,679	23,358	35,037
	RSU	11/01/13	10/9/13							14,391
	MIP	10/9/13	10/9/13	410,417	820,833	1,641,667
Thomas J. Sabatino, Jr.	SO	11/01/13	10/9/13								75,125	60.52	975,123
	PSP	11/01/13	10/9/13				10,511	21,022	31,533
	RSU	11/01/12	10/9/13							12,825
	MIP	10/9/13	10/9/13	370,417	740,833	1,481,667
Wade D. Miquelon	SO	11/01/13	10/9/13								81,657	60.52	1,059,908
	PSP	11/01/13	10/9/13				11,314	22,628	33,942
	RSU	11/01/13	10/9/13							13,941
	MIP	10/9/13	10/9/13	397,917	795,833	1,591,667

(1)

Target awards and related performance goals/targets for the MIP and the PSP for fiscal 2014 were approved at the October 9, 2013 meeting of the Compensation Committee. Stock options and RSUs were granted on November 1, 2013, and were approved by the Compensation Committee on October 9, 2013. Our annual grants of long-term incentive awards were made as of November 1, 2013 and the formula for determining the terms of the awards was approved in advance by the Committee at its quarterly meeting in July. At that meeting, the Committee approved the long-term incentive award levels and relevant award terms and conditions applicable to the executives and other eligible employees for the grant to be made as of November 1 of the upcoming fiscal year. In addition, at the October meeting, the Committee approved the formula-driven number of shares awarded to senior executives. The Committee’s approval also addressed the manner of calculating pro-rated grants to be made to individuals hired into eligible positions during the upcoming fiscal year and pro-rated grants to be made to individuals who are promoted into and among eligible positions during the upcoming fiscal year. In all of these cases (other than executive officer positions), the Committee approves the terms of the long-term incentive awards and delegates to the CEO and Human Resources management the authority to carry out these awards in accordance with the overall terms approved by the Committee. Pursuant to this delegation, the grant date for pro-rated grants to eligible new hires and promoted employees is the first day of the quarter following date of hire or promotion. Starting in fiscal 2015, we no longer issue pro-rated grants to eligible new hires and promoted employees.

(2)

These amounts represent the threshold, target and maximum annual incentives under the MIP for fiscal 2014. The related performance targets and results are described in detail under “Compensation Discussion and Analysis.” The threshold award was set at 50% of the target award, and the maximum award was set at 200% of the target award. The actual earned awards under the MIP for fiscal 2014 are included in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table above.

(3)

These share numbers represent the threshold, target and maximum performance share awards under the PSP for the fiscal 2014 to 2016 performance period. The threshold award was set at 50% of the target performance share award, and the maximum award was set at 150% of the target performance share award.

(4)

Represents the number of RSUs granted in fiscal 2014, including additional RSUs credited in lieu of cash dividends through August 31, 2014. The annual RSU grant vests on the third anniversary of the grant date, assuming continued employment and satisfaction of a one-year Company performance (50% of threshold Adjusted FIFO EBIT as used in the MIP) criteria.

(5)	All of these stock options vest on the third anniversary of the grant date and expire on the tenth anniversary of the grant date.

(6)	The exercise price for stock options is the per-share closing price of Walgreen Co. common stock on the grant date.

Walgreen Co. |	38

Outstanding Equity Awards at 2014 Fiscal Year-End

The following table reflects outstanding vested and unvested stock options, as well as restricted stock units and performance shares held by each of our NEOs as of the end of fiscal 2014.

	Option Awards(1)					Stock Awards
Name	Option Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)(2)	Market Value of Shares or Units of Stock That Have Not Vested ($)(2)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Awards That Have Not Vested (#)(3)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Awards That Have Not Vested ($)(3)
Gregory D. Wasson	9/1/05	22,987	—	46.33	9/1/15
	10/12/05	6,666	—	44.12	10/12/15
	9/1/06	36,393	—	49.46	9/1/16
	5/1/07	9,491	—	43.90	5/1/17
	9/1/07	77,656	—	45.07	9/1/17
	9/1/08	78,712	—	36.43	9/1/18
	2/1/09	76,016	—	27.41	2/1/19
	9/1/09	171,474	—	34.04	9/1/19
	9/1/10	277,620	—	27.69	9/1/20
	9/1/11	—	306,706	35.65	9/1/21
	11/1/12	—	400,072	35.50	11/1/22
	11/1/13	—	312,738	60.52	11/1/23
						244,674	14,807,651	103,829	6,283,731
Timothy R. McLevish	—	—	—	—	—	—	—	—	—
Mark A. Wagner	9/1/06	36,393	—	49.46	9/1/16
	9/1/07	48,812	—	45.07	9/1/17
	9/1/08	48,558	—	36.43	9/1/18
	9/1/09	59,533	—	34.04	9/1/19
	9/1/10	67,049	—	27.69	9/1/20
	9/1/11	—	55,738	35.65	9/1/21
	11/1/12	—	96,677	35.50	11/1/22
	11/1/13	—	79,023	60.52	11/1/23
						60,071	3,635,523	25,500	1,543,230
Kermit R. Crawford	9/1/06	17,337	—	49.46	9/1/16
	9/1/07	26,403	—	45.07	9/1/17
	9/1/08	23,552	—	36.43	9/1/18
	9/1/09	30,778	—	34.04	9/1/19
	1/14/10	3,745	—	37.11	1/14/20
	9/1/11	—	53,366	35.65	9/1/21
	11/1/12	—	96,016	35.50	11/1/22
	11/1/13	—	84,291	60.52	11/1/23
						61,032	3,693,659	26,130	1,581,388
Thomas J. Sabatino	9/12/11	—	53,214	35.65	9/12/21
	11/1/12	—	77,322	35.50	11/1/22
	11/1/13	—	75,125	60.52	11/1/23
						41,736	2,557,731	22,204	1,343,756

39	| Walgreen Co.

	Option Awards(1)					Stock Awards
Name	Option Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)(2)	Market Value of Shares or Units of Stock That Have Not Vested ($)(2)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Awards That Have Not Vested (#)(3)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Awards That Have Not Vested ($)(3)
Wade D. Miquelon	6/16/08	12,765	—	36.25	6/16/18
	6/16/08	30,000	—	36.25	6/16/18
	9/1/08	37,743	—	36.43	9/1/18
	7/8/09	1,124	—	29.76	7/8/19
	9/1/09	65,064	—	34.04	9/1/19
	9/1/10	73,088	—	27.69	9/1/20
	9/1/11	—	57,873	35.65	9/1/21
	11/1/12	—	99,591	35.50	11/1/22
	11/1/13	—	81,657	60.52	11/1/23
						60,276	3,647,927	26,303	1,591,858

(1)	Stock options vest on the third anniversary of the grant date and expire on the tenth anniversary of the grant date.

(2)

Includes the number and value of the unvested RSUs awarded since fiscal 2011 under the Company’s Long-Term Performance Incentive Plan and Omnibus Incentive Plan. Except for certain RSUs granted in August 2011, which vest on the later of (i) the fourth anniversary of the grant date, and (ii) the attainment of retirement age (defined as age 55 with 10 years of service), these RSUs vest on the third anniversary of the grant date, assuming continued employment and satisfaction of a one-year company performance threshold. For a description of the treatment of Mr. Miquelon’s awards pursuant to his Transition and Separation Agreement, see “Potential Payments Upon Termination or Change in Control—Transition and Separation Agreement—Wade D. Miquelon” below.

(3)

Represents the number and value of performance shares, based on the threshold performance level, under the Company’s Performance Share Program, except for the September 2011 grant which is presented based on the actual achievement of a three-year cumulative pre-tax earnings goal as determined by the Compensation Committee in October 2014. For a description of the treatment of Mr. Miquelon’s awards pursuant to his Transition and Separation Agreement, see “Potential Payments Upon Termination or Change in Control—Transition and Separation Agreement—Wade D. Miquelon” below.

Walgreen Co. |	40

Option Exercises and Stock Vested in 2014 Fiscal Year

The following table reflects information regarding stock options exercised during fiscal 2014 and restricted stock units that vested during fiscal 2014 for each of the NEOs.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)(1)	Value Realized on Vesting ($)(2)
Gregory D. Wasson	24,279	573,179	153,360	7,928,180
Timothy R. McLevish	—	—	—	—
Mark A. Wagner	26,100	755,105	37,322	1,932,063
Kermit R. Crawford	74,287	2,609,372	34,188	1,769,803
Thomas J. Sabatino, Jr.	—	—	—	—
Wade D. Miquelon	219,784	6,406,493	40,684	2,106,107

(1)

Includes shares subject to awards that were granted prior to July 1, 2011 and vested in fiscal 2014, but that were deferred pursuant to the Section 162(m) Deferred Compensation Plan. See the “Nonqualified Deferred Compensation for 2014 Fiscal Year” table below.

(2)	Based on the fair market value of the Company’s common stock (closing price) on the date of vesting.

Nonqualified Deferred Compensation for 2014 Fiscal Year

The following table reflects contributions, earnings, withdrawals and end-of-year balances under nonqualified deferred compensation plans for each of the NEOs. The applicable plans are as follows: (1) Deferred Compensation/Capital Accumulation Plans that have been offered in specific years (most recently in 2011), which are collectively referred to below as the “DCP”; (2) the Executive Deferred Profit-Sharing Plan, which is referred to below as the “EDPSP”; and (3) the Section 162(m) Deferred Compensation Plan, which, prior to being frozen in July 2011, provided for deferrals by covered executives of compensation that would otherwise be non-deductible under the $1 million tax deductibility limit, which is referred to below as “162M.” See “Compensation Discussion and Analysis” above for further information regarding these plans.

Name	Plan Name	Executive Contributions in Last Fiscal Year ($)(1)	Company Contributions in Last Fiscal Year ($)(2)	Aggregate Earnings in Last Fiscal Year ($)(3)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last Fiscal Year End (8/31/14) ($)(4)
Gregory D. Wasson	DCP	—	—	59,801	—	465,179
	EDPSP	—	641,169	122,090	—	1,456,679
	162M	—	—	1,817,344	—	12,137,966
Timothy R. McLevish	DCP	—	—	—	—	—
Mark A. Wagner	DCP	—	—	13,955	—	118,813
	EDPSP	153,334	176,153	157,506	—	1,061,174
	162M	—	—	160,365	—	748,749
Kermit R. Crawford	DCP	—	—	41,203	—	330,583
	EDPSP	—	189,889	30,997	—	407,217
Thomas J. Sabatino, Jr.	DCP	—	—	—	—	—
Wade D. Miquelon	DCP	—	—	26,515	—	279,038
	EDPSP	—	235,961	78,600	—	626,210

(1)

The amount shown in this column reflects the deferral by Mr. Wagner under the Executive Deferred Plan of salary ($153,334) which is also reported as compensation for 2014 in the Summary Compensation Table above.

41	| Walgreen Co.

(2)	All amounts shown in this column reflect company contributions under the Executive Deferred Plan, which are also reported as “All Other Compensation” in the Summary Compensation Table above.

(3)

The above-market portion, if any, of the DCP and 162M earnings shown in this column is included in the 2014 amount in the “Change in Pension Value and Nonqualified Deferred Compensation Earnings” column of the Summary Compensation Table above.

(4)

In addition to the amounts described in footnotes (1), (2) and (3) above, the amounts shown in this column include the following amounts which were previously reported as compensation in the Summary Compensation Table for prior years: Mr. Wasson: $8,912,998; Mr. Wagner: $1,031,424; Mr. Crawford: $230,896; and Mr. Miquelon: $529,739.

Potential Payments Upon Termination or Change in Control

The information and tables below describe and illustrate compensation and benefits payable to each of the NEOs in the event of termination of employment. The tables show the amount of compensation payable to each executive upon termination following a change of control, and other termination events.

Payments/Benefits Upon Any Termination of Employment

Upon termination of employment for any reason, the executive will be entitled to receive amounts earned during his employment. These amounts include:

•	any earned awards that are not yet paid, including unpaid approved awards under the Management Incentive Plan for the completed fiscal year;

•	vested stock options;

•	account balances under the Profit Sharing Retirement Plan and the Executive Deferred Plan;

•	Deferred Compensation/Capital Accumulation Plan benefits and Section 162(m) Deferred Compensation Plan benefits, to the extent the executive has participated;

•	earned but unused vacation pay and paid time off (PTO); and

•	base salary earned through the date of termination.

Additional Payments/Benefits Upon Retirement

If the executive retires after reaching the applicable retirement age and service thresholds, additional benefits apply under the terms of the plans noted below as follows:

•	Age 55 and 10 years of service:

•	a pro-rated award under the Management Incentive Plan for the final partial year of participation;

•

outstanding stock options awarded under the Executive Stock Option Plan continue to vest and remain exercisable until the earlier of five years from the executive’s retirement date and the expiration of the 10-year term of the stock option (shorter exercise periods apply to any stock options granted prior to the individual’s promotion to the executive level);

•

vesting of outstanding stock options awarded under the Omnibus Incentive Plan that vest within one year of the executive’s retirement date is accelerated, and vested options remain exercisable until the earlier of one year from the executive’s retirement date and the expiration of the 10-year term of the stock option;

•	pro-rated vesting of all unvested RSUs awarded under the Long-Term Performance Incentive Plan based on the portion of the vesting period completed through the retirement date;

•	vesting of unvested RSUs awarded under the Omnibus Incentive Plan is accelerated for those awards that are within one year of vesting from the executive’s retirement date;

Walgreen Co. |	42

•

a pro-rated portion of performance shares awarded under the Long-Term Performance Incentive Plan and awarded in fiscal 2014 under the Omnibus Incentive Plan and earned at the end of the performance period, based on the portion of the performance period completed through the retirement date and actual performance results for such performance period;

•

to the extent the executive’s retirement is within one year of the end of the applicable performance period, performance shares awarded under the Omnibus Incentive Plan after fiscal 2014, will be earned at the end of the performance period based on actual performance results for such performance period

•

special retirement benefits applicable to Senior Vice Presidents and above, which consist of a continuation of Company-paid annual physical examinations and, for those executives who retired prior to October 2014, preferred flight status to age 70; and

•	eligibility for retirement payments under the Deferred Compensation/Capital Accumulation Plans, to the extent the executive has participated.

•	Age 55 and 25 years of service:

•	eligibility for retirement benefits described above (age 55 and 10 years of service); and

•

eligibility for retiree medical and prescription drug coverage, if hired prior to 2002. Alternatively, senior executives hired prior to 2002 who are not eligible for regular retiree medical/prescription drug coverage because they do not meet the age or service threshold are eligible for the Select Senior Executive Retiree Medical Expense Plan if they have combined age and service of at least 72 years at retirement. This Plan reimburses up to $4,350 per year in medical expenses up to age 65 and up to $2,200 in medical expenses after age 65 for each of the retiree and his or her spouse.

Payments/Benefits Upon Death or Termination due to Disability

In the event of the death of an NEO while employed or the termination of an NEO due to disability, in addition to the benefits listed under the heading “Payments/Benefits Upon Any Termination of Employment,” the following payments/benefits apply:

•

except to the extent disability or death benefits, as applicable, are more favorable, as listed below, the retirement benefits listed above shall apply to the extent the executive had reached the requisite retirement age and service thresholds;

•	a pro-rated award under the Management Incentive Plan for the final partial year of participation;

•

outstanding stock options awarded under the Executive Stock Option Plan continue to vest and remain exercisable until the earlier of five years from the executive’s termination due to death or disability and the expiration of the 10-year term of the stock option (shorter exercise periods apply to any stock options granted prior to the individual’s promotion to the executive level);

•

vesting of all outstanding stock options awarded under the Omnibus Incentive Plan is accelerated and vested options remain exercisable until the earlier of one year from the executive’s date of death or disability and the expiration of the 10-year term of the stock option;

•	full vesting of all unvested RSUs awarded under the Long-Term Performance Incentive Plan and/or the Omnibus Incentive Plan;

•	a pro-rated portion of performance shares awarded under the Long-Term Performance Incentive Plan and earned at the end of the performance period, based on the portion of the

43	| Walgreen Co.

performance period completed through the date of death or disability and actual performance results for such performance period;

•

full vesting of performance shares earned (based on performance as of the end of the performance period) under the Omnibus Incentive Plan and distributed at the same time performance shares are distributed to other participants;

•	in the case of disability, eligibility for retirement payments under the Deferred Compensation/Capital Accumulation Plans, to the extent the executive has participated; and

•	benefits under the Company’s executive disability plan or the Company’s executive life insurance plan, as applicable.

Payments/Benefits Upon an Involuntary Termination without Cause or an Involuntary Termination in Connection with a Change in Control

Effective January 1, 2013, the Committee adopted a new Executive Severance and Change in Control Plan applicable to all named executive officers. Plan benefits are provided following involuntary termination of employment without cause or upon a qualifying termination within one year following a change in control. See the “Compensation Discussion and Analysis” above for a description of the benefits under this plan.

The applicable rows and columns within the tables below reflect the severance and other benefits payable under the Executive Severance and Change in Control Plan, as applicable. In addition, the following benefits may apply, except to the extent the benefits under the Executive Severance and Change in Control Plan and/or Company retirement benefits, as applicable, are more favorable:

•	Involuntary Separation without Cause;

•

vesting of outstanding stock options awarded in fiscal 2014 under the Omnibus Incentive Plan that vest within one year of the executive’s termination date is accelerated, and vested options remain exercisable until the earlier of 60 days from the executive’s termination and the expiration of the 10-year term of the stock option;

•	vesting of unvested RSUs awarded in fiscal 2014 under the Omnibus Incentive Plan is accelerated for those awards that are within one year of vesting as of the executive’s termination; and

•

a pro-rated portion of performance shares granted in fiscal 2014 under the Omnibus Incentive Plan and earned at the end of the performance period, based on the portion of the performance period completed through the retirement date and actual performance results for such performance period.

•	Involuntary Separation without Cause following a Change in Control;

•

vesting of outstanding stock options awarded after fiscal 2014 under the Omnibus Incentive Plan, and vested options remain exercisable until the earlier of 60 days from the executive’s termination and the expiration of the 10-year term of the stock option;

•	full vesting of all unvested RSUs awarded under the Omnibus Incentive Plan; and

•	for performance shares awarded after fiscal 2014, a pro-rated portion of the target level of such performance shares for each incomplete performance period under the Omnibus Incentive Plan.

Under certain other Company benefit plans, the following applies upon a change in control of the Company (without regard to termination of employment):

•	full vesting of all unvested RSUs awarded under the Long-Term Performance Incentive Plan;

Walgreen Co. |	44

•	full payment of the target level of performance shares for the 2013-2015 incomplete performance period awarded under the Long-Term Performance Incentive Plan;

•	full payment of the target level of performance shares for the 2014-2016 incomplete performance period awarded under the Omnibus Incentive Plan; and

•

to the extent the executive has participated, qualifying retirement benefits under the Company’s Deferred Compensation/Capital Accumulation Plans upon involuntary termination of employment without cause or resignation for good reason within five years of a change in control.

Benefits are not duplicated if the executive also has an employment agreement.

Post-Termination Tables—Named Executive Officers.    The table below shows the potential payments upon each type of termination of employment event for each of the NEOs, other than Mr. Miquelon. Because Mr. Miquelon separated from his position of Executive Vice President, Chief Financial Officer and President, International during fiscal 2014, information regarding his actual retirement benefits is presented separately below.

For each of the NEOs (other than Mr. Miquelon), the amounts shown in the tables below assume that the executive’s last day worked was August 31, 2014, and thus the amounts shown include amounts earned through that date along with estimates of the amounts that would be paid to the executives after their termination. In all cases, earned but unused vacation and PTO is included. The executive’s official termination date for purposes of pay and most benefits would be August 31, 2014, except to the extent the executive is retirement eligible (age 55 and 10 years of service), in which case the termination date would include all vacation and PTO days due and would be referred to as the executive’s “paid-through date.” Where applicable, the other rows in the tables include any bonus, performance plan awards, 401(k) matching contributions and perquisites applied to such vacation and PTO days. Other employee benefits that may apply during the vacation and PTO payout period—such as medical coverage—are not included in the tables, because those benefits are applicable on the same terms to all qualifying retirees during their vacation and PTO payout periods. Similarly, these tables do not include Profit Sharing Retirement Plan, Executive Deferred Plan or Section 162(m) Deferred Compensation Plan account balances, as these account balances are earned and payable, and the payment amounts will not vary based on the reason for termination of employment. The account balances as of fiscal year end under the Executive Deferred Plan and Section 162(m) Deferred Compensation Plan are included in the Nonqualified Deferred Compensation table above. The tables below also do not include amounts earned for fiscal 2014 that are shown in the Summary Compensation Table above.

For termination following a change in control, it is assumed that the change in control and termination of employment occur simultaneously as of the end of the 2014 fiscal year (as described in the preceding paragraph). The actual amounts to be paid under any of the scenarios can only be determined at the time of the executive’s actual separation from the Company. Further, the Compensation Committee retains discretion to provide additional benefits to senior executives upon termination or resignation if it determines the circumstances so warrant.

For each NEO, only the potentially relevant scenarios are included. As of August, 31, 2014, Mr. Wasson had attained the 55 years of age and 25 years of service threshold and therefore, is considered retirement eligible for the purposes of the termination scenarios in the table below.

45	| Walgreen Co.

Potential Payments upon Termination or Change in Control at 2014 Fiscal Year End

NEO	Severance	Pro-rata Bonus(1)	Health and Welfare Benefits(2)(3)	Retirement/ Deferred Compensation(4)	Equity Awards; Stock Options and RSUs(5)	Equity Awards: Performance Shares(6)	Total(7)
Gregory D. Wasson
Involuntary Termination for Cause	—	—	—	$45,000	—	—	$45,000
Involuntary Termination Not for Cause	$6,255,000	$612,194	$191,123	$3,054,057	$25,937,278	$8,177,760	$44,227,412
Voluntary/Retirement	—	$612,194	$191,123	$3,054,057	$25,937,278	$8,177,760	$37,972,412
Change in Control	$7,818,750	$612,194	$191,123	$3,314,375	$32,445,231	$12,567,462	$56,949,135
Termination due to Disability	—	$612,194	$191,123	$3,314,375	$32,445,231	$11,171,651	$47,734,574
Death	—	$612,194	$63,708	$1,576,745	$32,445,231	$11,171,651	$45,869,529
Timothy R. McLevish
Involuntary Termination for Cause	—	—	—	—	—	—	—
Involuntary Termination Not for Cause	$3,200,000	—	—	—	—	—	$3,200,000
Voluntary/Retirement	—	—	—	—	—	—	—
Change in Control	$4,000,000	—	—	—	—	—	$4,000,000
Termination due to Disability	—	—	—	—	—	—	—
Death	—	—	—	—	—	—	—
Mark A. Wagner
Involuntary Termination for Cause	—	—	—	$5,000	—	—	$5,000
Involuntary Termination Not for Cause	$3,100,000	—	$193,602	$103,854	—	$441,756	$3,839,212
Voluntary/Retirement	—	—	$196,049	$58,871	—	—	$254,920
Change in Control	$3,875,000	—	$192,991	$746,927	$3,635,523	$3,086,459	$11,536,900
Termination due to Disability	—	—	$196,049	$746,927	$7,440,586	$2,499,395	$10,882,957
Death	—	—	$100,100	$264,187	$7,440,586	$2,499,395	$10,304,268
Kermit R. Crawford
Involuntary Termination for Cause	—	—	—	$57,750	—	—	$57,750
Involuntary Termination Not for Cause	$3,300,000	—	$177,682	$362,392	—	$471,209	$4,311,283
Voluntary/Retirement	—	—	$175,294	$136,454	—	—	$311,748
Change in Control	$4,125,000	—	$178,279	$975,897	$3,693,659	$3,162,775	$12,135,610
Termination due to Disability	—	—	$175,294	$975,897	$7,423,192	$2,579,726	$11,154,109
Death	—	—	$87,647	$522,266	$7,423,192	$2,579,726	$10,612,831

Walgreen Co. |	46

NEO	Severance	Pro-rata Bonus(1)	Health and Welfare Benefits(2)(3)	Retirement/ Deferred Compensation(4)	Equity Awards; Stock Options and RSUs(5)	Equity Awards: Performance Shares(6)	Total(7)
Thomas J. Sabatino, Jr.
Involuntary Termination for Cause	—	—	—	—	—	—	—
Involuntary Termination Not for Cause	$2,980,000	—	$14,003	—	—	$424,084	$3,418,087
Voluntary/Retirement	—	—	—	—	—	—	—
Change in Control	$3,725,000	—	$17,503	—	$2,557,731	$2,687,512	$8,987,746
Termination due to Disability	—	—	—	—	$5,815,219	$2,215,758	$8,030,977
Death	—	—	—	—	$5,815,219	$2,215,758	$8,030,977

(1)

Assuming the last day worked is August 31, 2014 (the last day of the fiscal year), Mr. Wasson, who is retirement eligible, would be entitled to a bonus award under the Management Incentive Plan or Executive Severance and Change-in-Control Plan, based on actual Company and individual performance for eligible earnings paid in fiscal 2015 as a result of the accrued vacation and PTO that would have been paid out in fiscal 2015. For fiscal 2015, target Company and individual performance is assumed. The bonus award with respect to fiscal 2014 is not included in the table above, as it would have been earned and payable for each of the named executives in each scenario without regard to any termination of employment and is disclosed in the Non-Equity Incentive column in the Summary Compensation Table above.

(2)

“Health & Welfare Benefits” reflect the cost to the Company of the executive’s continued participation in the Company’s group benefit plans (consisting of medical, prescription, dental and vision insurance coverage) at employee rates during his severance period. The estimated death benefit payable to the executive’s beneficiaries upon death is not included because the Company’s cost of providing this coverage is included in the Summary Compensation Table above. The life insurance proceeds that would be payable to the executive’s beneficiaries in the event of the executive’s death on August 31, 2014 are equal to two and one-half times the sum of the executives’ base salary and last paid annual bonus. No amount is included for the remaining period of disability coverage, because the Company’s estimated cost of providing that coverage is included in the Summary Compensation Table above. The disability proceeds that would be payable to an executive in the event of the executive’s permanent disability are equal to the executive’s base salary for six months plus 60% of the executive’s base salary and bonus until the executive reaches social security retirement age.

(3)

For Messrs. Wagner and Crawford, the amount shown also includes the present value of estimated benefits under the Select Senior Executive Retiree Medical Expense Plan, which is described above under “Additional Payments/Benefits Upon Retirement.”

(4)

Includes Company matching contributions to any retirement accounts as applied to eligible compensation earned as a result of the termination scenarios shown above, and, to the extent that the executive has participated, includes benefits payable under the Company’s Deferred Compensation/Capital Accumulation Plans offered in 2011 and prior years.

(5)

The amounts shown in this column reflect the value of unvested stock options and RSUs that become vested in full or in part upon the various termination of employment scenarios. All such stock options and RSUs are included in the Outstanding Equity Awards at 2014 Fiscal Year-End table above.

(6)

The amounts shown in this column reflect the value of performance shares at the actual performance for the fiscal 2012 performance share grant and at target for the fiscal 2013 and 2014 grants in each of the scenarios listed based on the extent to which such performance shares become vested as of termination of employment. All such performance shares are included in the Outstanding Equity Awards at 2014 Fiscal Year-End table above.

(7)

In addition to the termination payments above, the executives, like other employees in the Company, are entitled to receive a payment for any accrued and unpaid vacation and PTO days following termination of employment for any of the reasons above. The following summarizes the value of accrued vacation and PTO days for each NEO.

Mr. Wasson	$489,755
Mr. McLevish	$5,923
Mr. Wagner	$282,010
Mr. Crawford	$322,405
Mr. Sabatino	$62,544

47	| Walgreen Co.

Transition and Separation Agreement – Wade D. Miquelon

Mr. Miquelon entered into a Transition and Separation Agreement with the Company on August 4, 2014. Pursuant to the terms of this agreement, Mr. Miquelon separated from his position of Executive Vice President, Chief Financial Officer and President, International effective August 4, 2014 and will continue his employment as a non-executive officer with the Company until December 1, 2014 (the “Termination Date”). As compensation for his continued employment, during the period from August 4, 2014 through the Termination Date, Mr. Miquelon will continue to receive the compensation and benefits that he was receiving immediately prior to August 4, 2014. The key compensatory features, offered to Mr. Miquelon in exchange for his releases of claims, are as follows:

•	Severance payment of $3,200,000 (with $1,453,333 paid in January 2015 and the remainder paid in monthly installments from June 2015 to July 2016);

•

Additional cash payment of $1,185,000, which in part represents his prorated fiscal 2015 performance bonus under the MIP, payable in December 2014; provided that he will be entitled to such payment only if the Company’s Chief Executive Officer determines that he has performed his duties and responsibilities consistently with the Company’s leadership competency model and cultural values and in the best interests of the Company;

•

Vesting as of the Termination Date of outstanding and unvested equity awards as follows: (i) stock options granted on November 1, 2012, with respect to 69,160 shares of Company common stock (which will remain exercisable for a period of 90 days after the Termination Date); (ii) stock options granted on November 1, 2013, with respect to 29,487 shares of Company common stock (which will remain exercisable for a period of 90 days after the Termination Date); (iii) restricted stock units granted on August 15, 2011, with respect to 4,709 shares of Company common stock; (iv) restricted stock units granted on November 1, 2012, with respect to 13,379 shares of Company common stock; (v) restricted stock units granted on November 1, 2013, with respect to 5,006 shares of Company common stock; (vi) the performance share award granted on November 1, 2012, with respect to 6,745 shares of Company common stock; and (vii) the performance share award granted on November 1, 2013, with respect to 6,599 shares of Company common stock. All other long-term incentive awards will be forfeited as of the Termination Date; and

•

Reimbursement for the difference between COBRA premiums and active employee premiums for Mr. Miquelon and his dependents until the earlier of 24 months after the Termination Date or the date Mr. Miquelon becomes eligible for medical, vision, prescription or dental coverage, respectively, from a subsequent employer, or for Medicare.

The Termination Date may be accelerated in accordance with the terms of the agreement. Mr. Miquelon will not receive any of the severance pay or benefits described above if he resigns or is terminated for “cause” (as defined in the Executive Severance and Change in Control Plan) prior to the scheduled Termination Date, or if he breaches certain obligations to the Company as provided for in the Transition and Separation Agreement.

In the event a “change in control” (as defined in the Executive Severance and Change in Control Plan) occurs prior to the Termination Date, the Transition and Separation Agreement provides that Mr. Miquelon will receive benefits pursuant to the applicable provisions of the Executive Severance and Change in Control Plan, in lieu of certain benefits described above, as follows:

•	In lieu of the severance payment described above, a severance payment of $4,000,000, paid in a lump sum within 60 days following the Termination Date;

•	In lieu of the additional cash payment described above, a prorated fiscal 2015 performance bonus under the MIP, paid in a lump sum within 60 days following the Termination Date; and

Walgreen Co. |	48

•	In lieu of the reimbursement in connection with COBRA premiums for 24 months, as described above, reimbursement on the same terms for 30 months.

The table below shows the potential payments upon each type of termination of employment event for Mr. Miquelon.

	Severance	Pro-rata Bonus	Health and Welfare Benefits	Retirement/ Deferred Compensation(1)	Equity Awards; Stock Options and RSUs(2)	Equity Awards: Performance Shares(3)	Total(4)
Separation pursuant to the Transition and Separation Agreement	$3,200,000	$1,185,000	$18,660	$303,393	$3,128,032	$807,579	$8,642,664
Change in Control	$4,000,000	$200,000	$23,325	$971,920	$3,647,955	$3,183,715	$12,026,915
Termination for Cause Prior to Scheduled Termination Date(5)	—	—	—	$150,000	—	—	$150,000
Resignation Prior to Scheduled Termination Date(5)	—	—	—	$239,487	—	—	$239,487

(1)

Includes Company matching contributions to any retirement accounts as applied to eligible compensation earned as a result of the termination scenarios shown above, and benefits payable under the Company’s Deferred Compensation/Capital Accumulation Plan in which Mr. Miquelon participated.

(2)

The amounts shown in this column reflect the value of unvested stock options and RSUs that become vested in full or in part upon the various termination of employment scenarios. All such stock options and RSUs are included in the Outstanding Equity Awards at 2014 Fiscal Year-End table above.

(3)

The amounts shown in this column reflect the value of performance shares at actual performance for the fiscal 2012 performance share grant and at target for the fiscal 2013 and 2014 grants, in each of the scenarios listed based on the extent to which such performance shares become vested as of termination of employment. All such performance shares are included in the Outstanding Equity Awards at 2014 Fiscal Year-End table above.

(4)

In addition to the termination payments above, Mr. Miquelon, like other employees in the Company, is entitled to receive a payment for any accrued and unpaid vacation and PTO days following termination of employment. The value of accrued vacation and PTO days for Mr. Miquelon is $123,686.

(5)	Assumes the last day worked is August 31, 2014.

Director Compensation

This section describes the compensation provided to non-employee members of the Company’s Board. A full-time employee who serves as director does not receive additional compensation for service on the Board.

Overview. Non-employee director compensation is reviewed annually by the Nominating and Governance Committee of the Board, with the assistance of Mercer, the Committee’s compensation consultant. Mercer provides information to the Committee regarding market compensation, practices and trends, assists in the review and evaluation of such information, and advises the Committee on compensation decisions. The Committee’s review compares the Company’s director compensation to both retail peer companies and a sample of comparably sized companies in other industries, including the healthcare industry, and seeks to provide director compensation that is competitive with director compensation for these groups. The Committee also seeks to provide an appropriate mix of equity-based and cash compensation, so as to link director compensation to the interests of the Company’s shareholders. Any changes to director compensation are recommended by the Nominating and Governance Committee for approval by the full Board.

49	| Walgreen Co.

Fiscal 2014 Director Compensation. During fiscal 2014, the compensation structure for non-employee directors consisted of the following elements, subject to the deferral opportunities described below under “Nonemployee Director Stock Plan”:

•	An $85,000 annual retainer, paid quarterly in cash.

•	An additional $25,000 annual retainer for the Chair of the Audit Committee and an additional $20,000 annual retainer for each Chair of other standing Board Committees, paid quarterly in cash.

•	An additional $300,000 annual retainer for the independent Chairman of the Board, paid quarterly in cash.

•

An annual grant of Walgreen Co. common stock on November 1 with a market value of $175,000 as of the grant date. The grant was made on November 1, 2013 under the Omnibus Incentive Plan for service as director from November 1, 2012 through October 31, 2013. Each director who served for the entire period received a grant of 2,892 shares, which was calculated by dividing $175,000 by $60.52, the closing stock price on November 1, 2013.

Directors serving for a portion of the fiscal year receive prorated amounts for all elements of compensation. Mr. Pessina, who is Executive Chairman of Alliance Boots, has elected not to receive non-employee director compensation for his service on the Board. (Walgreens executives serving on the Alliance Boots Board of Directors have likewise elected to not receive non-employee director compensation from Alliance Boots, and Mr. Wasson, our President and Chief Executive Officer, has elected to waive compensation from AmerisourceBergen Corporation for his service as a director of that company). Mr. Wasson does not receive additional compensation for serving as a director of the Company.

All directors are also reimbursed for expenses incurred in connection with Board and Board Committee meetings. On a very limited basis, the Company may determine that it is appropriate for non-management directors to be accompanied by their spouses in connection with these meetings and/or at other events related to their service on the Board. In these circumstances, the Company also reimburses the spouses’ travel expenses. In addition, in accordance with our Corporate Governance Guidelines, directors are reimbursed for reasonable expenses related to continuing education programs.

Fiscal Year 2015 Director Compensation. The Nominating and Governance Committee conducted its annual review of director compensation in July 2014, with the assistance of Mercer, and determined to recommend to the full Board that no changes be made to the director compensation program for fiscal 2015.

Omnibus Incentive Plan. The Omnibus Incentive Plan provides for the annual grant (on a date determined by the Board, currently November 1) of fully vested shares of Walgreen Co. common stock to non-employee directors for service as director during the preceding 12-month period. The grant is calculated based on a dollar value established under the plan, which periodically may be adjusted by the Nominating and Governance Committee of the Board. This dollar value was set at $175,000 for the November 1, 2013 and November 1, 2014 grants.

Under the Omnibus Incentive Plan, the following deferral opportunities are available to directors:

•	All cash retainer payments may be deferred into a deferred cash compensation account or awarded in the form of deferred stock units.

•	The annual stock grant may be awarded in the form of deferred stock units.

All amounts deferred into the deferred cash compensation account accrue interest at a monthly compounding rate equal to 120% of the applicable federal midterm rate. No current directors have elected to defer cash under this program. All deferred stock unit and deferred cash compensation account balances are paid in cash in two annual installments, the first of which occurs within 30 days following termination of service on the Board and the second of which occurs 12 months later.

Walgreen Co. |	50

Prior to the effective date of the Omnibus Incentive Plan in January 2013, annual grants of common stock to non-employee directors, as well as deferral opportunities with respect to the annual grant and other compensation payable to non-employee directors, were pursuant to the Nonemployee Director Stock Plan, a predecessor plan. See “Securities Ownership of Certain Beneficial Owners and Management” (note 3) below for information regarding the number of deferred stock units held by non-employee directors as of November 1, 2014.

Share Ownership Guidelines for Directors. The Board adopted director share ownership guidelines in 2008. Under the guidelines, each non-employee director is expected to accumulate at least the lesser of 20,000 shares of Walgreen Co. common stock and the number of shares valued at three times the director’s total annual cash and equity compensation by the later of (1) November 1, 2013 or (2) five years after becoming a director. Deferred stock units acquired pursuant to the Nonemployee Director Stock Plan or the Omnibus Incentive Plan are considered shares owned for purposes of the director share ownership guidelines. As of November 1, 2014, each non-employee director had met or, using reasonable assumptions regarding future director compensation and stock appreciation, was progressing towards his or her goals in a manner that would allow him or her to meet either the fixed or variable share objectives within the prescribed time frames.

Director Compensation Table

The following table details the compensation provided to each non-employee director for fiscal 2014:

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)	All Other Compensation ($)(3)	Total ($)
Janice M. Babiak	110,000	175,024	5,850	290,874
David J. Brailer	85,000	175,024	14,574	274,598
Steven A. Davis	105,000	175,024	38,821	318,845
William C. Foote	105,000	175,024	46,532	326,556
Mark P. Frissora	105,000	175,024	—	280,024
Ginger L. Graham	85,000	175,024	18,428	278,452
Alan G. McNally	85,000	175,024	31,958	291,982
Dominic P. Murphy	85,000	175,024	3,068	263,092
Stefano Pessina(4)	—	—	—	—
Barry Rosenstein(5)	—	—	—	—
Nancy M. Schlichting	85,000	175,024	58,422	318,446
Alejandro Silva	85,000	175,024	49,135	309,159
James A. Skinner	385,000	175,024	79,857	639,881

(1)

Includes the annual retainer, any Committee chair retainer and, with respect to Mr. Skinner, the independent Chairman retainer (including any deferred amounts). Directors serving for a portion of the fiscal year received prorated amounts.

(2)

Represents the grant date (November 1, 2013) fair value determined in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 718 of the stock grant under the Nonemployee Director Stock Plan to each non-management director who served on the Board during the 12-month period ended October 31, 2013 (including any deferred amounts). All stock awards are fully vested at the grant date. Directors serving for a portion of the 12-month period received prorated amounts.

(3)

Represents dividends credited to deferred stock units and, in the case of Ms. Graham, a $5,000 charitable donation made in her name by the Company following a speaking engagement with Company employees. In addition to the amounts reported, directors also are eligible to receive the same discount on merchandise purchased from Walgreens as is made available to Company employees generally.

(4)	Mr. Pessina, who is Executive Chairman of Alliance Boots, has elected not to receive non-employee director compensation for his service on the Board.

(5)	Mr. Rosenstein joined the Board on September 5, 2014.

51	| Walgreen Co.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Ownership of Certain Beneficial Owners and Management

The following table sets forth information, as of November 1, 2014, concerning the ownership of common stock by each person who is known by the Company to beneficially own more than 5% of the Company’s common stock, by each director, by each executive officer named in the Summary Compensation Table above, and by all current directors and executive officers as a group. Beneficial ownership is determined according to the rules of the SEC and generally includes any shares over which a person possesses sole or shared power to vote or to direct the disposition of, as well as any shares that such person has the right to acquire within 60 days, including through the exercise of options or other rights. Except as otherwise noted, to the Company’s knowledge, the persons named possessed sole voting and investment power over such shares, and such shares are not subject to any pledge.

Name	Shares of Common Stock Owned(1)	Options Currently Exercisable or Exercisable within 60 Days	Total Shares of Common Stock Beneficially Owned(1)	Percent of Class
The Vanguard Group(2)	50,026,105	—	50,026,105	5.3%
Janice M. Babiak(3)	—	—	—	—
David J. Brailer(3)	5,167	—	5,167	*
Kermit R. Crawford(1)	51,360	155,181	206,541	*
Steven A. Davis(3)	—	—	—	—
William C. Foote(3)	45,323	—	45,323	*
Mark P. Frissora	23,671	—	23,671	*
Ginger L. Graham(3)	—	—	—	—
Timothy R. McLevish(1)	—	—	—	—
Alan G. McNally(3)	63,150	60,000	123,150	*
Wade D. Miquelon	90,728	—	90,728	*
Dominic P. Murphy(3)	798	—	798	*
Stefano Pessina(4)	72,959,594	—	72,959,594	7.7%
Barry Rosenstein(5)	13,750,227	—	13,750,227	1.5%
Thomas J. Sabatino, Jr.(1)	12,257	53,214	65,471	*
Nancy M. Schlichting(3)	2,725	—	2,725	*
Alejandro Silva(3)	400	—	400	*
James A. Skinner(3)	590	—	590	*
Mark A. Wagner(1)(6)	128,000	316,083	444,083	*
Gregory D. Wasson(1)	296,440	1,063,721	1,360,161	*
All current directors and executive officers as a group (27 individuals) (1)(3)(7)	87,894,064	2,072,969	89,967,033	9.5%

*	Less than 1% of the Company’s outstanding common stock.

(1)

Includes shares underlying vested restricted stock units subject to deferral under the Section 162(m) Deferred Compensation Plan in the following amounts: Mr. Wagner, 11,809 shares; Mr. Wasson, 112,016 shares; and all current directors and executive officers as a group, 125,864 shares. Does not include shares underlying restricted stock units and restricted stock units credited as dividends on restricted stock units issued under equity incentive plans which do not vest within 60 days of

Walgreen Co. |	52

November 1, 2014. The table below presents such unvested restricted stock units separately, and in total with beneficially owned stock, as of November 1, 2014 for each named executive officer then serving and all current directors and executive officers as a group.

Name	Restricted Stock Units	Shares of Common Stock Beneficially Owned	Total
Gregory D. Wasson	208,794	1,360,161	1,568,955
Timothy R. McLevish	31,942	0	31,942
Mark A. Wagner	76,082	444,083	520,165
Kermit R. Crawford	47,144	206,541	253,685
Thomas J. Sabatino, Jr.	57,995	65,471	123,466
All current directors and executive officers as a group	765,959	89,967,033	90,732,992

(2)

Based on information in a Schedule 13G filed with the SEC on February 12, 2014 reporting beneficial ownership as of December 31, 2013, The Vanguard Group, Inc. beneficially owned an aggregate of 50,026,105 shares, and had sole power to vote 1,443,688 shares, sole dispositive power over 48,680,863 shares, and shared dispositive power over 1,345,242 shares. The address of The Vanguard Group is 100 Vanguard Boulevard, Malvern, Pennsylvania 19355.

(3)

Does not include deferred stock units issued under the Walgreen Co. Nonemployee Director Stock Plan and Omnibus Incentive Plan. The table below shows units held separately, and in total with beneficially owned stock, by each non-employee director of the Company who held deferred stock units as of November 1, 2014.

Name	Deferred Stock Units	Shares of Common Stock Beneficially Owned	Total
Janice M. Babiak	8,180	—	8,180
David J. Brailer	16,386	5,167	21,553
Steven A. Davis	36,241	—	36,241
William C. Foote	41,035	45,323	86,358
Ginger L. Graham	18,338	—	18,338
Alan G. McNally	25,809	123,150	148,959
Dominic P. Murphy	6,997	798	7,795
Nancy M. Schlichting	49,072	2,725	51,797
Alejandro Silva	44,298	400	44,698
James A. Skinner	73,205	590	73,795

(4)

Based on information provided in a Schedule 13D filed with the SEC on August 8, 2012 by Stefano Pessina, Alliance Santé Participations S.A. (“ASP”) and NEWCIP S.A. and Form 4s filed by Mr. Pessina on April 19, 2013 and July 15, 2013, such shares are held of record by ASP. NEWCIP S.A. is the sole shareholder of ASP and Mr. Pessina holds 100% voting control over NEWCIP S.A. The principal business address of ASP and NEWCIP is 14, avenue du X Septembre, L-2550 Luxembourg, Grand Duchy of Luxembourg.

(5)

Reflects the 13,750,227 shares held by various entities and accounts under the management and control of JANA as reported on the Form 4 filed by Barry Rosenstein and JANA Partners LLC with the SEC on November 4, 2014. Mr. Rosenstein is the Managing Partner of JANA. JANA and Mr. Rosenstein disclaim any beneficial ownership of any such shares except to the extent of their pecuniary interest therein. Such shares may be held in the ordinary course of business in margin accounts.

(6)	Does not include 587 shares beneficially owned by Mr. Wagner’s wife. Mr. Wagner disclaims any beneficial interest in these shares.

(7)	Does not include an aggregate of 928 shares held by family members of executive officers or directors, the beneficial ownership of which has been disclaimed by such executive officers or directors.

53	| Walgreen Co.

Equity Compensation Plans

The following table summarizes information about Walgreen Co. common stock that may be issued upon the exercise of options, warrants and rights under all of the Walgreen Co. equity compensation plans as of August 31, 2014.

Plan category	A. Number of securities to be issued upon exercise of outstanding options, warrants and rights		B. Weighted-average exercise price of outstanding options, warrants and rights (4)	C. Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))
Equity compensation plans approved by security holders(1)	32,023,675	(3)	$41.38	62,881,961
Equity compensation plans not approved by security holders(2)	5,204,896		$29.63	0

Total	37,228,571		$39.46	62,881,961

(1)

We have two active equity incentive plans, both of which have been approved by our shareholders: the Omnibus Incentive Plan and our Employee Stock Purchase Plan (formerly called the 1982 Employees Stock Purchase Plan) (the “Employee Stock Purchase Plan”). As of August 31, 2014, we also had outstanding equity awards that may be settled for shares of our common stock under two other plans approved by our shareholders: the Executive Stock Option Plan (the “Former Option Plan”) and the Long-Term Performance Incentive Plan (the “Former Incentive Plan”).

The Omnibus Incentive Plan provides for incentive compensation to Walgreens non-employee directors, officers and employees and permits various stock-based awards including, but not limited to, stock options, restricted stock, restricted stock units, performance shares, performance units and stock appreciation rights. Pursuant to the Omnibus Incentive Plan, the number of authorized shares under the plan is reduced at two different rates depending on the type of award. Each share of common stock issuable upon the exercise of stock options or stock appreciation rights reduces the number of shares available for future delivery under the Omnibus Incentive Plan by one share, while each share of common stock issued pursuant to “full value awards” reduces the number of shares available for future delivery by three shares. “Full value awards” are awards, other than stock options, stock appreciation rights and awards where the participant has directly or indirectly paid the intrinsic value of the award, that are settled by the issuance of shares of common stock, including restricted stock units and performance shares. Awards that do not entitle the holder to receive or purchase shares, awards that are settled in cash, and awards that are granted in substitution for awards under a plan of an acquired company are not counted against the aggregate number of shares available for issuance under the Omnibus Incentive Plan. As of August 31, 2014, 48,352,241 shares were available for future issuance under this plan.

The Employee Stock Purchase Plan is tax-qualified Internal Revenue Code Section 423 stock purchase plan under which eligible employees are permitted to purchase shares of Walgreen Co. common stock at a 10% discount. As of August 31, 2014, 14,529,720 shares were available for future issuance under this plan.

Former Plans: The Omnibus Incentive Plan consolidated into a single plan several previously existing equity compensation plans: the Former Option Plan, the Former Incentive Plan, the Broad Based Employee Stock Option Plan and the Nonemployee Director Stock Plan (collectively, the “Former Plans”). Following shareholder approval on January 9, 2013, the effective date of the Omnibus Incentive Plan, no further grants may be made under the Former Plans and shares that were available for issuance under the Former Plans and not subject to outstanding awards became available for issuance (in addition to newly authorized shares) under the Omnibus Incentive Plan. Pursuant to the Omnibus Incentive Plan, shares that are subject to outstanding awards under the Omnibus Incentive Plan, Former Plans and the former Share Walgreens Stock Purchase/Option Plan that subsequently are cancelled, forfeited, lapsed or are otherwise terminated or settled without a distribution of shares become available for awards under the Omnibus Incentive Plan. The Former Option Plan was an incentive compensation plan that permitted the grant of incentive stock options and nonqualified stock options to eligible employees. The Former Incentive Plan was an incentive compensation plan that permitted the grant of restricted stock, restricted stock units, performance units and performance shares. For additional information about our equity compensation plans, see Note 14 to the Consolidated Financial Statements included in the Form 10-K.

Walgreen Co. |	54

(2)

We have equity awards that may be settled for shares of our common stock outstanding under the former Share Walgreens Stock Purchase/Option Plan (the “Former Share Walgreens Plan”) and under certain equity compensation plans and awards assumed by us in connection with our acquisition of drugstore.com, inc. in June 2011 that were not approved by our shareholders. The Former Share Walgreens Plan expired on September 30, 2012. As a result, no further awards may be granted under that plan.

The Former Share Walgreens Plan was a stock purchase and stock option incentive compensation plan that allowed eligible non-executive employees to buy stock (up to a specified percentage of base annual salary) during specific periods. For each share of common stock an employee purchased through the plan, the employee received from one to three options to purchase additional shares at a fixed price. The determination of the number of options was a function of the degree to which the Company attained pre-established performance goals. For options granted prior to October 1, 2005, the option price equaled the lesser of: (a) the average of the fair market value of a share of common stock on each of the first five trading days during the applicable period, or (b) the average of the fair market value of a share of common stock on each of the last five trading days during such period, with a floor price of not less than 15% of the fair market value of the stock on the last trading day of the applicable period. For options granted on or after October 1, 2005, the option price is the closing price of a share of common stock on the grant date. There is a two-year holding period on purchased shares, and, for grants made on or after October 31, 2008, options may be exercised after a three-year period. Unexercised options expire 10 years after the date of the grant, subject to earlier termination if the optionee’s employment ends. The outstanding options under this plan as of August 31, 2014 are reflected in the above table.

The above table does not include information for the equity compensation plans assumed by us in connection with our June 3, 2011 acquisition of drugstore.com, inc. In connection with that acquisition, we assumed outstanding unvested awards issued under various equity incentive plans maintained by drugstore.com. As of August 31, 2014, an aggregate of 31,451 shares were subject to outstanding awards under those plans, including options to acquire an aggregate of 17,943 shares with a weighted-average exercise price of $34.32 per share and stock appreciation rights with respect to an aggregate of 13,508 shares with a weighted-average exercise price of $24.44 per share. No additional awards may be granted under the drugstore.com plans.

(3)

Comprised of options to acquire 31,885,373 shares, 3,280,066 shares subject to outstanding restricted stock unit awards and 2,063,132 shares subject to outstanding performance share awards. The number of performance shares indicated reflects the target amount awarded for awards outstanding as of August 31, 2014; the actual number of shares issued will range between 0% and 150% of the target amount for awards granted in fiscal 2012, 2013 and 2014 based upon our performance relative to the applicable goals as determined by the Compensation Committee following the end of the applicable performance period.

(4)	Weighted average exercise price of outstanding options only. Restricted stock units and performance shares do not have an exercise price and, accordingly, are not included in this calculation.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

We engage in transactions, arrangements and relationships with many other entities, including vendors, healthcare industry participants, financial institutions and professional organizations, in the course of ordinary business activities. Some of our directors, executive officers and their respective immediate family members may be directors, officers, partners, employees or shareholders of these entities. It is the Company’s written policy that the Nominating and Governance Committee review, approve or ratify any transaction in which Walgreens participates and in which any related person has a direct or indirect material interest if such transaction involves or is expected to involve payments of $120,000 or more in the aggregate per fiscal year. Related person transactions reviewed by the Nominating and Governance Committee pursuant to this policy typically are identified in questionnaires annually distributed to the Company’s directors and officers, certifications submitted periodically by Walgreens officers related to their compliance with the Company’s Code of Business Conduct, or in communications made by the related person to the general counsel or other law department personnel. Transactions that are not required to be disclosed pursuant to Item 404(a) of the SEC’s Regulation S-K

55	| Walgreen Co.

are generally not subject to review by the Committee because: the amount involved in the transaction is less than $120,000; the related person’s only relationship to the other party involved in the transaction is as a director; the related person’s interest arises solely from the ownership of our stock and all holders of our stock received the same benefit on a pro rata basis; the transaction involves rates or charges determined by competitive bids; or the transaction involves the rendering of services as a common or contract carrier, or public utility, at rates or charges fixed in conformity with law or governmental authority. Absent special facts or circumstances, a related person is not considered to have a direct or indirect material interest in payments made pursuant to directors and officers insurance policies or our By-laws. In addition, compensation to our executive officers approved by our Compensation Committee and compensation to our directors disclosed in our proxy statement or our Annual Report on Form 10-K, or any amendments thereto, are not deemed to involve a related person transaction. This policy applies to transactions involving our directors and executive officers and their immediate family members required to be reported under Item 404(a) of Regulation S-K.

The Nominating and Governance Committee approves a related person transaction only if the Committee deems it to be in the best interests of the Company. No director may participate in the consideration of a related person transaction in which he or she or an immediate family member is involved. In making these determinations, the Committee will review and consider all relevant information available to it, including: the Company’s rationale for entering into a related person transaction and the potential benefits to the Company; the terms of the transaction; whether the transaction is in the ordinary course of the Company’s business; alternatives to the transaction, whether the transaction is on terms at least as fair to the Company as would be the case were the transaction entered into with a third party; the potential for an actual or apparent conflict of interest; and any other information regarding the transaction or the related person that bear on the materiality of the related person transaction under applicable law and listing standards.

Gregory D. Wasson, the President and Chief Executive Officer and a director of the Company, has a brother who is employed by the Company in a non-executive officer position. Stewart B. Wasson serves as our Vice President, Health Systems Solutions Group and received fiscal 2014 compensation of more than $120,000. His compensation was comparable to other Company employees at a similar level.

Alliance Boots Arrangements and Transactions

On August 2, 2012, the Company completed the initial investment contemplated by the Purchase and Option Agreement dated June 18, 2012 by and among the Company, Alliance Boots, and AB Acquisitions Holdings Limited (the “Seller”), a private limited liability company incorporated under the laws of Gibraltar jointly controlled by Stefano Pessina and funds advised by KKR and certain of their respective affiliates (as amended, the “Purchase and Option Agreement”), which resulted in the acquisition by the Company of 45% of the issued and outstanding share capital of Alliance Boots in exchange for $4.025 billion in cash and approximately 83.4 million shares of Company common stock (such acquisition, the “First Step Transaction”). The Purchase and Option Agreement also provided, among other things and subject to the satisfaction or waiver of specified conditions, that the Company will have the right, but not the obligation, to acquire the remaining 55% interest in Alliance Boots (the “call option”) in exchange for £3.133 billion in cash, payable in British pounds sterling, and 144,333,468 shares of Company common stock, subject to certain specified adjustments (the “Second Step Transaction”). Pursuant to an amendment to the Purchase and Option Agreement, dated August 5, 2014 (the “Amendment”), the call option was exercisable by Walgreens, in its sole discretion, at any time during the period beginning August 5, 2014 and ending on February 5, 2015. On August 5, 2014, pursuant to the Amendment, an indirect wholly owned subsidiary of the Company, to which the Company previously assigned its rights to the call option, exercised the call option. A summary of the Purchase and Option Agreement was included in, and a copy of the Purchase and Option Agreement was filed as an exhibit to, the Company’s Form 8-K filed with the SEC on June 19, 2012 and a summary of the Amendment was included in, and a copy of the Amendment was filed as an exhibit to, the Company’s Form 8-K filed with the SEC on August 6, 2014.

Walgreen Co. |	56

Following the completion of the First Step Transaction, Alliance Boots is owned 45% by the Company and 55% by the Seller. Messrs. Pessina and Murphy serve on the Board of Directors of Alliance Boots and the Seller, and the Seller was and remains jointly controlled by Mr. Pessina and funds advised by KKR and certain of their respective affiliates. In connection with the closing of the First Step Transaction, (i) the Company, the KKR Investors, the SP Investors and certain other direct or indirect shareholders of Alliance Boots receiving Company common stock in the transaction (together with the KKR Investors and the SP Investors, the “Investors”) entered into the Shareholders Agreement, dated as of August 2, 2012, described below, regarding, among other things, certain rights and obligations of the Investors with respect to the Company (including the right to designate Mr. Murphy and Mr. Pessina as nominees for election to the Company’s Board as described below) (as amended, the “Company Shareholders Agreement”) and (ii) the Company, Alliance Boots and the Seller entered into the Shareholders’ Agreement, dated as of August 2, 2012, described below, regarding, among other things, the ongoing governance of Alliance Boots following the closing of the First Step Transaction (the “AB Shareholders Agreement”). The Amendment also amended the Company Shareholders Agreement.

In connection with the Second Step Transaction, the Company currently intends to engage in a “holding company” reorganization transaction (the “Reorganization”) to create a new public holding corporation, organized in the United States and named “Walgreens Boots Alliance, Inc.” (“Walgreens Boots Alliance”), at a level above the Company in the Company’s corporate structure. In the event that the Reorganization is consummated, the shares ultimately received by the Seller and its related parties in respect of the Second Step Transaction would be common shares of Walgreens Boots Alliance. However, the Second Step Transaction is not conditioned on the completion of the Reorganization and, subject to the satisfaction (or waiver) of the conditions to the closing of the Second Step Transaction set forth in the Purchase and Option Agreement, the Second Step Transaction will be completed even if the Reorganization is not completed for any reason.

Company Shareholders Agreement.  The Company Shareholders Agreement provides, among other things, that for so long as the SP Investors and the KKR Investors continue to meet certain Company common stock beneficial ownership thresholds and subject to certain other conditions, the SP Investors and the KKR Investors, respectively, will each be entitled to designate one nominee (the “SP Investor Designee” and the “KKR Investor Designee,” respectively) to the Board of Directors of the Company for inclusion in the Company’s slate of directors. The SP Investors and the KKR Investors, respectively, each are entitled to designate a replacement director to fill a vacancy resulting from the death, disability, removal or resignation of their prior designee, subject to the terms and conditions of the Company Shareholders Agreement. The SP Investors and the KKR Investors have agreed to, for so long as the SP Investors have the right to designate the SP Investor Designee (or Mr. Pessina continues to serve as Executive Chairperson or Chief Executive Officer of Alliance Boots or remains actively involved in an operational and management capacity in the business activities and operational decisions of Alliance Boots) and for so long as the KKR Investors have the right to designate the KKR Investor Designee, respectively, vote all of their shares of common stock in accordance with the Board’s recommendation on matters submitted to a vote of the Company’s shareholders (including with respect to the election of directors). In addition, the Company Shareholders Agreement contains a lock-up provision that restricts the Investors’ ability to transfer their shares of common stock for certain periods (subject to certain exceptions for permitted transfers) and certain other transfer restrictions. The Company Shareholders Agreement also provides that, after the expiration of the lock-up restrictions, the Investors are permitted to transfer their shares of common stock, subject to certain volume limitations and certain other restrictions. The Company Shareholders Agreement provides the Investors with demand, “piggyback” and shelf registration rights with respect to the Investors’ shares of common stock, which rights are exercisable after the expiration of the lock-up restrictions. The Company Shareholders Agreement also contains certain standstill provisions that, among other things, and subject to certain exceptions, prohibit Mr. Pessina, KKR and their respective affiliates from acquiring additional shares of common stock above specified limits. The Company Shareholders Agreement contains certain restrictions on the ability of

57	| Walgreen Co.

Mr. Pessina and his affiliates from competing with the Company. A summary of the Company Shareholders Agreement was included in, and a copy of the agreement was filed as an exhibit to, the Company’s Form 8-K filed with the SEC on August 6, 2012 and a summary of the Amendment was included in, and a copy of the Amendment was filed as an exhibit to, the Company’s Form 8-K filed with the SEC on August 6, 2014.

AB Shareholders Agreement.  The AB Shareholders Agreement provides that the Company will, among other things, be entitled to designate four directors to the Board of Directors of Alliance Boots, with such number of directors to be adjusted based on certain specified factors, including, among others, the Company’s beneficial ownership of Alliance Boots. The AB Shareholders Agreement also provides that the Company and the Seller, as shareholders of Alliance Boots, will have certain approval rights over certain significant actions of Alliance Boots, and will be subject to certain transfer restrictions with respect to the Alliance Boots shares owned by the Company. The AB Shareholders Agreement also contains mutual non-competition arrangements between the Company and Alliance Boots. As of the date of this Amendment, Gregory D. Wasson, President and Chief Executive Officer and a director of Walgreens, Thomas J. Sabatino, Jr., Executive Vice President, Chief Legal and Administrative Officer and Corporate Secretary, and Robert Zimmerman, retired Senior Vice President, International and International Chief Administration Officer and currently a consultant to Walgreens, serve as Walgreens’ representatives on the Alliance Boots Board. The Walgreens executives do not receive non-employee director compensation for their service on the Alliance Boots Board. A summary of the AB Shareholders Agreement was included in, and a copy of the agreement was filed as an exhibit to, the Company’s Form 8-K filed with the SEC on August 6, 2012.

Commercial Transactions and Arrangements.  The Company and Alliance Boots and/or their respective affiliates have engaged, and expect to continue to engage, in commercial transactions and arrangements from time to time in connection with initiatives intended to help realize potential synergies across both companies. We and Alliance Boots established Walgreens Boots Alliance Development GmbH (“WBAD”) in 2012, a 50/50 global sourcing joint venture that we consolidate for financial reporting purposes. During our fiscal year ending August 31, 2014, in connection with the activities of WBAD and related purchasing synergy initiatives: (i) we made aggregate payments of $62.9 million to Alliance Boots and $95.9 million to WBAD; (ii) Alliance Boots made aggregate payments of $0.4 million to us and $4.7 million to WBAD; and (iii) WBAD made aggregate payments of $199.3 million to Alliance Boots and $335.0 million to us. In addition, we and Alliance Boots engage in related party sales transactions on select front end merchandise and goods not for resale on arm’s-length terms. During our fiscal year ending August 31, 2014, these transactions with Alliance Boots resulted in aggregate purchases by us of $31.9 million. We also reimbursed Alliance Boots for certain administrative costs of $3.7 million during fiscal 2014. At August 31, 2014, amounts owed by the Company to Alliance Boots were $21.1 million.

Secondment Agreement. We entered into a Secondment Agreement with Alliance Boots Management Services Limited, an affiliate of Alliance Boots, in September 2013 (the “Secondment Agreement”), pursuant to which Alliance Boots may second certain of its employees to us for particular assignments. During their service with us, the seconded employees will continue to be paid by and participate in the employee benefit plans of Alliance Boots. We will reimburse Alliance Boots for certain costs of each seconded employee’s compensation and benefits during the secondment period in accordance with the terms and conditions of the Secondment Agreement, a copy of which was filed as an exhibit to our Annual Report on Form 10-K for the fiscal year ended August 31, 2013. The compensation arrangements applicable to each seconded employee will be described in individual assignment letters.

Alexander Gourlay, who served as Chief Executive of the Health & Beauty Division of Alliance Boots from January 2009 to September 2013, has been seconded to Walgreens pursuant to the Secondment Agreement and has served as our Executive Vice President, President of Customer Experience and Daily Living since October 1, 2013 and President Elect of Walgreen Co. since

Walgreen Co. |	58

September 2014. Pursuant to his assignment letter with Alliance Boots Management Services Limited, Mr. Gourlay receives an annual salary of £572,000 (approximately $949,520 based on exchange rates as of August 31, 2014), subject to cost of living adjustments, and is eligible to participate in our Management Incentive Plan with a target bonus equal to 100% of his salary. The final amount of any bonus will depend upon Walgreens performance determined by the Compensation Committee in accordance with the plan. Mr. Gourlay receives certain other benefits, including relocation assistance, continued participation in certain Alliance Boots long-term incentive arrangements, potential payments to conform the effects of U.S. taxation to UK taxation, and a contribution to his Alliance Boots pension equal to 40% of his salary, in accordance with the terms and conditions of his assignment letter, a copy of which was filed as an exhibit to our Annual Report on Form 10-K for the fiscal year ended August 31, 2013. Pursuant to the assignment letter, in fiscal 2014, Mr. Gourlay received total base salary of $870,393. For fiscal 2014, Mr. Gourlay had a target bonus equal to 100% of his salary and received a bonus of $1,103,721. Pursuant to the assignment letter, Mr. Gourlay also received certain other benefits in fiscal 2014 in the aggregate amount of $554,763. Amounts above for fiscal 2014 are based on exchange rates as of August 31, 2014. Upon completion of the Second Step Transaction, Mr. Gourlay is expected to become Executive Vice President of Walgreens Boots Alliance and President of Walgreens.

AmerisourceBergen Arrangements and Transactions

On March 18, 2013, the Company and Alliance Boots entered into a relationship with AmerisourceBergen Corporation (“ABC”) which includes, among other things, a pharmaceutical distribution contract between the Company and ABC (the “Distribution Agreement”), and an agreement governing the purchase by ABC of generic drugs through WBAD (the “Generics Agreement”). The Company owns a 45% equity interest in Alliance Boots and has exercised the call option to purchase the remaining 55% in the Second Step Transaction described above.

Framework Agreement.  In connection with the establishment of this relationship, the Company, Alliance Boots and ABC entered into a Framework Agreement, dated as of March 18, 2013 (the “Framework Agreement”), pursuant to which: (1) the Company and Alliance Boots together were granted the right to purchase a minority equity position in ABC, beginning with the right, but not the obligation, to purchase up to 19,859,795 shares of ABC common stock (approximately 7 percent of the then fully diluted equity of ABC, assuming the exercise in full of the Warrants described below) in open market transactions (the “Initial Open Market Shares”); and (2) Walgreens Pharmacy Strategies, LLC (“Walgreens PS”), a wholly-owned subsidiary of the Company, and Alliance Boots Luxembourg S.à r.l. (“AB Luxembourg”), a wholly-owned subsidiary of Alliance Boots, were each issued (a) a warrant to purchase up to 11,348,456 shares of ABC common stock at an exercise price of $51.50 per share exercisable during a six-month period beginning in March 2016 (collectively, “Warrant 1”), and (b) a warrant to purchase up to 11,348,456 shares of ABC common stock at an exercise price of $52.50 per share exercisable during a six-month period beginning in March 2017 (collectively with Warrant 1, the “Warrants”). The exercisability of the Warrants is subject to acceleration in certain circumstances. The Warrants collectively represent approximately 16% of the outstanding ABC common stock as of the date of the Framework Agreement on a fully-diluted basis, assuming exercise in full of the Warrants. The Framework Agreement also provides that, if at any time during the period when Warrant 1 is exercisable the market price of ABC common stock is less than the then-applicable exercise price of Warrant 1, the holders of Warrant 1 will have the right to acquire in open market transactions up to an aggregate total 14,185,570 additional shares of ABC common stock (the “Additional Open Market Shares,” and together with the Initial Open Market Shares, the “Open Market Purchase Rights”), which represents approximately 5% of the outstanding ABC common stock as of the date of the Framework Agreement on a fully-diluted basis, assuming exercise in full of the Warrants. The number of shares issuable upon the exercise of Warrant 1 would be reduced on a one-for-one basis by any acquisitions of Additional Open Market Shares.

59	| Walgreen Co.

If at any time the Generics Agreement has been terminated (1) by ABC because of a material breach by, or insolvency of, WBAD or (2) by mutual agreement of ABC and WBAD or for certain legal reasons, ABC may cancel any unexercised Warrants and Open Market Purchase Rights. In the case of the foregoing clause (2), if ABC cancels any unexercised Warrants and Open Market Purchase Rights, the Company may cause the term of the Distribution Agreement to be reduced to the greater of (a) a four-year term and (b) two years from the date it elects to exercise this right. In addition, in the event that the Distribution Agreement is terminated by the Company because of a material breach by ABC, the Framework Agreement provides for the manner in which the transactions contemplated by the Framework Agreement would be unwound.

The parties and affiliated entities also entered into certain related agreements governing relations between and among the parties thereto, including (1) an AmerisourceBergen Shareholders Agreement, (2) the Transaction Rights Agreement, and (3) the Limited Liability Company Agreement of WAB Holdings LLC, a newly-formed limited liability company (“WAB Holdings”) jointly owned by the Company and Alliance Boots for the purpose of acquiring and holding ABC common stock. Please refer to descriptions below and the Company’s Form 8-K filed with the SEC on March 20, 2013, including the agreements filed as exhibits thereto, for more detailed information regarding the Framework Agreement and each of these agreements.

ABC Shareholders Agreement.  The ABC Shareholders Agreement, dated as of March 18, 2013 (the “ABC Shareholders Agreement”), sets forth certain governance arrangements and contains various provisions relating to the acquisition of additional equity interests in ABC, prohibitions on taking certain actions relating to ABC, stock purchase rights, transfer restrictions, board representation, voting arrangements, registration rights and other matters. Pursuant to the ABC Shareholders Agreement, upon the Company and Alliance Boots, together with their respective wholly-owned subsidiaries and WAB Holdings (collectively, the “ABC Investors”), collectively owning 5% or more of the ABC common stock, the Company will be entitled to designate one director to the Board of Directors of ABC (the “ABC Board”). As of April 9, 2014, WAB Holdings had acquired 11,461,043 Initial Open Market Shares, representing approximately 5% of the outstanding shares of ABC common stock, and, accordingly, on May 15, 2014, the ABC Board elected Gregory D. Wasson, the Company’s President and Chief Executive Officer, to the ABC Board. In addition, upon the later to occur of (1) the exercise in full of Warrant 1 and (2) the acquisition in full by the ABC Investors of the Initial Open Market Shares, the Company will be entitled to designate a second director to the ABC Board (subject to certain rights of Alliance Boots in respect of selecting such designee). If the ABC Investors divest equity securities of ABC such that they collectively own less than 14%, but at least 5%, of the ABC common stock, the Company will no longer be entitled to designate two directors to the ABC Board and will only be entitled to designate one director to the ABC Board. If the ABC Investors divest equity securities of ABC such that they collectively own less than 5% of the ABC common stock, the Company would no longer be entitled to designate any directors to the ABC Board.

For so long as the Company has the right to designate a director to the ABC Board, subject to certain exceptions, including matters related to acquisition proposals, the ABC Investors will be obligated to vote all of their shares of ABC common stock in accordance with the recommendation of the ABC Board on all matters submitted to a vote of ABC’s stockholders (including the election of directors). The ABC Shareholders Agreement contains, among other things, certain restrictions on the ABC Investors’ ability to transfer the Warrants and their shares of ABC common stock. The ABC Shareholders Agreement further provides that the Company and Alliance Boots cannot transfer ABC common stock or other voting securities to certain prohibited transferees and in other specified circumstances. The ABC Shareholders Agreement also contains certain standstill provisions that, among other things, and subject to certain exceptions, prohibit the ABC Investors and their respective affiliates from acquiring additional shares of ABC common stock. The ABC Shareholders Agreement also provides that from and after the expiration of the transfer restrictions set forth in the ABC Shareholders

Walgreen Co. |	60

Agreement, the ABC Investors will be granted certain registration rights with respect to ABC common stock. In addition, pursuant to the terms of the ABC Shareholders Agreement, the Company and Alliance Boots have preemptive rights to purchase their respective proportionate share of equity securities in future issuances of equity securities by ABC. These purchase rights do not apply to issuances in connection with conversions of certain convertible securities, equity compensation plan awards and certain other types of issuances. The ABC Shareholders Agreement will, subject to certain exceptions, terminate when the ABC Investors’ collective beneficial ownership of ABC common stock decreases to less than 5%.

The Transaction Rights Agreement and WAB Holdings LLC Agreement.  In connection with entering into the Framework Agreement, the ABC Shareholders Agreement and the issuance of the Warrants, the Company, Walgreens PS, Alliance Boots, AB Luxembourg and WAB Holdings entered into a Transaction Rights Agreement, dated as of March 18, 2013 (the “Transaction Rights Agreement”). The Transaction Rights Agreement provides, among other things, that, in general, unless and until the Company fails to complete the Second Step Transaction, WAB Holdings will be the sole vehicle through which the Company and Alliance Boots acquire equity securities of ABC (other than the Warrants, which were issued by ABC to each of Walgreens PS and AB Luxembourg), including, without limitation, any Initial Open Market Shares. If the Warrants become exercisable prior to the completion or failure of the Second Step Transaction, the Transaction Rights Agreement (together with the Limited Liability Company Agreement of WAB Holdings (the “LLC Agreement”), entered into by Walgreens PS and AB Luxembourg on March 18, 2013), provides that WAB Holdings will acquire 100% of the Warrants from Walgreens PS and AB Luxembourg, in exchange for a payment by WAB Holdings equal to the fair market value of the Warrants as of their date of issuance (the “Warrants Transfer”).

The LLC Agreement provides that, subject to certain exceptions, WAB Holdings will be managed by a board of managers, comprised of two managers selected by Walgreens PS and two managers selected by AB Luxembourg. Under the LLC Agreement, Walgreens PS agreed to provide WAB Holdings with funding in connection with any acquisition of ABC common stock pursuant to the arrangements described above, including the Initial Open Market Shares, as well as to complete the Warrants Transfer. Walgreens PS provided WAB Holdings with $716.8 million of funding during the Company’s fiscal year ending August 31, 2014. The LLC Agreement also provides that, upon certain events, including (at the election of AB Luxembourg (an “Equity Transfer Election”)) the failure to complete the Second Step Transaction, AB Luxembourg will pay to Walgreens PS an amount equal to approximately 50% of the aggregate amount of funding theretofore provided by Walgreens PS to WAB Holdings to acquire ABC equity securities (including pursuant to the Warrants Transfer), plus interest, following which WAB Holdings will dissolve, resulting in each of Walgreens PS and AB Luxembourg receiving 50% of the ABC equity securities and other assets (if any) then held by WAB Holdings (a “50/50 Dissolution”). In the event of the failure to complete the Second Step Transaction, if AB Luxembourg does not make the Equity Transfer Election, Walgreens PS would thereafter solely own 100% of the ABC equity securities and other assets (if any) held by WAB Holdings, and either (1) AB Luxembourg will be required to make a payment to Walgreens PS or (2) Walgreens PS will be required to make a payment to AB Luxembourg, in either case in an amount calculated to achieve the same economic outcome (based on the then-current market price of ABC common stock) as a 50/50 Dissolution for each of AB Luxembourg and Walgreens PS.

The Transaction Rights Agreement also provides that, following a failure to complete the Second Step Transaction, subject to certain exceptions and to the extent the standstill provisions of the ABC Shareholders Agreement are still applicable, each of the Company and Alliance Boots will not acquire equity securities of ABC if such acquisition would cause its beneficial ownership of ABC common stock to exceed its pro rata share of the applicable standstill level under the ABC Shareholders Agreement. The Transaction Rights Agreement also provides that, if the Company fails to complete the Second Step Transaction, to the extent that the Company is entitled under the ABC Shareholders Agreement to designate

61	| Walgreen Co.

two directors to the ABC Board, the second director will be an executive officer of Alliance Boots, designated by the Board of the Company in consultation with and at the direction of Alliance Boots.

Certain Indemnification Arrangements.  Our By-laws include certain indemnification provisions that are deemed to be contractual in nature with each of our directors and executive officers. These provisions generally require us to indemnify each director or officer, and advance expenses to them, in connection with their participation in legal proceedings arising out of their service to us. In addition, our By-laws provide that we may indemnify other employees and agents of the Company and advance expenses to them in certain circumstances. Information about our material legal proceedings is included in our periodic reports filed with the SEC.

Director Independence

The Board believes that, as a matter of policy, at least two-thirds of the Company’s Board members should be independent. Accordingly, the Board conducts an annual review as to whether each of its directors qualifies as independent. The Board has determined categorically that any relationship within the parameters set forth below will not impair the independence of a director:

1)

The director or a member of the director’s immediate family is, or has been during the entity’s last fiscal year, an executive officer or director of an entity with which the Company has ordinary course business dealings and such entity has, directly or indirectly, made payments to, or received payments from, the Company during the entity’s last fiscal year equal to less than the greater of $200,000 or 2% of the entity’s consolidated gross revenue for the entity’s last fiscal year; or

2)

The director or a member of the director’s immediate family is an executive officer, director or trustee or was an executive officer, director or trustee of a charitable or other not-for-profit entity during the entity’s last fiscal year and the Company’s contributions to the entity during the entity’s last fiscal year were: (a) less than the greater of $200,000 or 2% of the entity’s total annual charitable receipts for the entity’s last fiscal year; and (b) less than 5% of the Company’s total annual contributions to charitable or other not-for-profit entities. The Company’s matching of employee charitable contributions is not included in the Company’s annual charitable contributions for this purpose.

In making independence determinations, the Board considers relationships involving directors and their immediate family members that may implicate New York Stock Exchange, The NASDAQ Global Select Market or Chicago Stock Exchange listing standards or other applicable law, and relies on information derived from Company records, questionnaires completed by directors and inquiries of other relevant parties.

For the directors identified herein as independent, the relationships reviewed by the Board as part of its most recent independence determinations included Walgreens commercial relationships with entities: (i) at which Board members then served as officers, including Bob Evans Farms, Inc. (Mr. Davis), Health Evolution Partners (Dr. Brailer), Henry Ford Health System (Ms. Schlichting), Hertz Global Holdings, Inc. and The Hertz Corporation (Mr. Frissora) and Two Trees Consulting, Inc. (Ms. Graham); (ii) in which Board members or their immediate family members then held an aggregate 10% or more direct or indirect interest; and (iii) at which Board members then served as outside director, trustee, special advisor or lecturer including the Chicago Transit Authority (Mr. Silva), BMO Financial Corp. (Mr. McNally and Ms. Babiak), Halcyon Home Health (Dr. Brailer), Hewlett-Packard Company (Mr. Skinner), Kohler Co. (Mr. Foote) and Northwestern Memorial HealthCare (Mr. Foote). The relationships with the entities noted above involved Walgreens purchase or sale of products and services in the ordinary course of business on arm’s-length terms and under circumstances that did not impair the relevant director’s independence under applicable law or listing standards. The aggregate amount in each

Walgreen Co. |	62

case was within the Company’s categorical standard for commercial transactions described above. In each instance noted above, the Board concluded that the relationship did not impair the independence of the director. In addition, no director identified herein as independent or entity affiliated with such a director had a relationship with Walgreens whereby professional services were provided to the Company.

The Board also considered the amounts of our contributions to charitable institutions or other non-profit organizations for which certain of our directors serve as an officer, director or trustee, which in each case was within the categorical standard for contributions described above. In each instance, the Board concluded that the relationship did not impair the independence of the director.

Upon completion of its annual review, the Board determined that Ms. Babiak, Dr. Brailer, Mr. Davis, Mr. Foote, Mr. Frissora, Ms. Graham, Mr. McNally, Mr. Rosenstein, Ms. Schlichting, Mr. Silva and Mr. Skinner are independent under the applicable listing standards of the New York Stock Exchange, The NASDAQ Global Select Market and the Chicago Stock Exchange, as well as the Company’s standards.

Item 14.	Principal Accounting Fees and Services

Independent Registered Public Accounting Firm Fees and Services

Fees Paid to Principal Accountant

All fees billed by Deloitte & Touche LLP, our independent registered public accounting firm, for services rendered to us during fiscal years 2014 and 2013 were as follows:

	Fiscal 2014	Fiscal 2013
Audit Fees(1)	$4,476,000	$4,349,000
Audit-Related Fees(2)	1,250,000	350,000
Tax Fees:(3)
Compliance(4)	1,100,000	1,050,000
Planning and Advice(5)	1,300,000	1,651,000
All Other Fees	—	—

Total Fees	$8,126,000	$7,400,000

(1)

Audit fees cover: professional services performed by Deloitte in the audit of the Company’s annual financial statements included in the Form 10-K; audit of the effectiveness of internal control over financial reporting; the review of financial statements included in the Company’s quarterly reports on Form 10-Q; evaluating the accounting and financial reporting aspects of the Company’s investment in Alliance Boots; and services normally provided in connection with statutory and regulatory filings or engagements.

(2)

Audit-related fees consist of fees billed for services performed by Deloitte that are reasonably related to the performance of the audit or review of the Company’s financial statements. Such services include audits related to strategic initiatives. There were no audit-related fees approved during fiscal years 2014 or 2013 pursuant to the de minimis exception under Rule 2-01(c)(7)(i)(C) of Regulation S-X promulgated by the SEC.

(3)

Tax fees consist of fees billed for professional services performed by Deloitte with respect to tax compliance and tax planning and advice. Total tax fees were $2,400,000 in fiscal 2014 and $2,701,000 in fiscal 2013. There were no tax fees approved during fiscal years 2014 or 2013 pursuant to the de minimis exception provided in Rule 2-01(c)(7)(i)(C) of Regulation S-X promulgated by the SEC.

(4)

Includes assistance with tax return preparation and related compliance matters, including accounting methods and tax credits. Fiscal 2014 includes $539,000 and fiscal 2013 includes $356,000 of services related to Walgreens Boots Alliance Development GmbH a 50/50 global sourcing joint venture that we consolidate for financial reporting purposes.

(5)	Includes tax planning advice and assistance with tax audits. Fiscal 2014 includes $528,000 and fiscal 2013 includes $1,329,000 of services related to Walgreens Boots Alliance Development GmbH.

63	| Walgreen Co.

Pre-Approval of Services Provided By the Independent Registered Public Accounting Firm

The Audit Committee is responsible for appointing, setting compensation for and overseeing the work of the Company’s independent registered public accounting firm and has established a policy concerning the preapproval of services performed by the Company’s independent registered public accounting firm. Each proposed engagement not specifically identified by the SEC as impairing independence is evaluated for independence implications prior to entering into a contract with the independent registered public accounting firm for such services. The Audit Committee has approved in advance certain permitted services whose scope is consistent with auditor independence. These services are: (i) statutory audits of Company subsidiaries; (ii) services associated with SEC registration statements, other documents filed with the SEC or other documents issued in connection with securities offerings (for example, comfort letters or consents); (iii) consultations related to adoption of new accounting or auditing pronouncements, disclosure requirements or other accounting related regulations; and (iv) audits of employee benefit plans. If the project is in a permitted category, it is considered pre-approved by the Audit Committee. All other services require specific pre-approval by the Audit Committee. Engagements with total fees less than $100,000 require the approval of one member of the Audit Committee. Engagements with total fees greater than $100,000 require the approval of the full Audit Committee. On a quarterly basis, the Audit Committee reviews a summary listing all service fees, along with a description of the nature of the engagement.

All audit, audit-related and tax services performed by Deloitte for the Company and its consolidated subsidiaries in fiscal 2014 were pre-approved by the Audit Committee in accordance with the regulations of the SEC. The Audit Committee considered and determined that the provision of non-audit services by Deloitte during fiscal 2014 was compatible with maintaining auditor independence.

Walgreen Co. |	64

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	Documents filed as part of this report:

(3)	Exhibits. Exhibits 10.1 through 10.66 constitute management contracts or compensatory plans or arrangements required to be filed as exhibits pursuant to Item 15(b) of this Amendment.

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

•	may apply standards of materiality in a way that is different from what may be viewed as material to you or other investors; and

•	were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time.

(b) Exhibits

Exhibit No.	Description	SEC Document Reference
2.1*	Purchase and Option Agreement by and among Walgreen Co., Alliance Boots GmbH and AB Acquisitions Holdings Limited dated June 18, 2012 and related annexes.	Incorporated by reference to Exhibit 2.1 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on June 19, 2012.

2.2*	Amendment No. 1, dated August 5, 2014, to the Purchase and Option Agreement and Walgreen Co. Shareholders Agreement, by and among Walgreen Co., Alliance Boots GmbH, AB Acquisitions Holdings Limited, Walgreen Scotland Investments LP, KKR Sprint (European II) Limited, KKR Sprint (2006) Limited and KKR Sprint (KPE) Limited, Alliance Santé Participations S.A., Stefano Pessina and Kohlberg Kravis Roberts & Co. L.P.	Incorporated by reference to Exhibit 2.1 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on August 6, 2014.

2.3	Agreement and Plan of Merger, dated October 17, 2014, by and among Walgreen Co., Walgreens Boots Alliance, Inc. and Ontario Merger Sub, Inc.	Previously filed with the Original Form 10-K on October 20, 2014.

65	| Walgreen Co.

3.1	Amended and Restated Articles of Incorporation of Walgreen Co.	Incorporated by reference to Exhibit 3.1 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on January 19, 2011.

3.2	Amended and Restated By-Laws of Walgreen Co., as amended effective as of August 2, 2012.	Incorporated by reference to Exhibit 3.1 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on August 6, 2012.

4.1**	Indenture, dated as of July 17, 2008, between Walgreen Co. and Wells Fargo Bank, National Association, as trustee.	Incorporated by reference to Exhibit 4.1 to Walgreen Co.’s registration statement on Form S-3ASR (File No. 333-198443 filed with the SEC on September 16, 2014.

4.2	Form of 5.25% Note due 2019.	Incorporated by reference to Exhibit 4.1 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on January 13, 2009.

4.3	Form of 1.000% Note due 2015.	Incorporated by reference to Exhibit 4.2 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on September 13, 2012.

4.4	Form of 1.800% Note due 2017.	Incorporated by reference to Exhibit 4.3 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on September 13, 2012.

4.5	Form of 3.100% Note due 2022.	Incorporated by reference to Exhibit 4.4 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on September 13, 2012.

4.6	Form of 4.400% Note due 2042.	Incorporated by reference to Exhibit 4.5 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on September 13, 2012.

4.7	Shareholders Agreement, dated as of August 2, 2012, among Walgreen Co., Stefano Pessina, KKR Sprint (European II) Limited, KKR Sprint (2006) Limited and KKR Sprint (KPE) Limited, Alliance Santé Participations S.A., Kohlberg Kravis Roberts & Co. L.P. and certain other investors party thereto.	Incorporated by reference to Exhibit 4.1 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on August 6, 2012.

4.8	Amendment No. 1, dated August 5, 2014, to the Purchase and Option Agreement and Walgreen Co. Shareholders Agreement, by and among Walgreen Co., Alliance Boots GmbH, AB Acquisitions Holdings Limited, Walgreen Scotland Investments LP, KKR Sprint (European II) Limited, KKR Sprint	Incorporated by reference to Exhibit 2.1 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on August 6, 2014.

Walgreen Co. |	66

(2006) Limited and KKR Sprint (KPE) Limited, Alliance Santé Participations S.A., Stefano Pessina and Kohlberg Kravis Roberts & Co. L.P.

4.9	Indenture dated November 18, 2014 among Walgreens Boots Alliance, Inc. and Wells Fargo Bank, National Association, as trustee.	Incorporated by reference to Exhibit 4.1 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on November 18, 2014.

4.10	Form of Floating Rate Notes due 2016.	Incorporated by reference to Exhibit 4.2 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on November 18, 2014.

4.11	Form of 1.750% Notes due 2017.	Incorporated by reference to Exhibit 4.3 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on November 18, 2014.

4.12	Form of 2.700% Notes due 2019.	Incorporated by reference to Exhibit 4.4 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on November 18, 2014.

4.13	Form of 3.300% Notes due 2021.	Incorporated by reference to Exhibit 4.5 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on November 18, 2014.

4.14	Form of 3.800% Notes due 2024.	Incorporated by reference to Exhibit 4.6 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on November 18, 2014.

4.15	Form of 4.500% Notes due 2034.	Incorporated by reference to Exhibit 4.7 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on November 18, 2014.

4.16	Form of 4.800% Notes due 2044.	Incorporated by reference to Exhibit 4.8 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on November 18, 2014.

4.17	Form of Guarantee of Walgreen Co.	Incorporated by reference to Exhibit 4.9 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on November 18, 2014.

4.18	Form of 2.875% Notes due 2020 (£).	Incorporated by reference to Exhibit 4.2 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on November 20, 2014.

67	| Walgreen Co.

4.19	Form of 3.600% Notes due 2025 (£).	Incorporated by reference to Exhibit 4.3 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on November 20, 2014.

4.20	Form of 2.125% Notes due 2026 (€).	Incorporated by reference to Exhibit 4.4 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on November 20, 2014.

4.21	Form of Guarantee of Walgreen Co.	Incorporated by reference to Exhibit 4.5 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on November 20, 2014.

10.1	Walgreen Co. Management Incentive Plan (as amended and restated effective July 1, 2014).	Previously filed with the Original Form 10-K on October 20, 2014.

10.2	Walgreen Co. 2011 Cash-Based Incentive Plan.	Incorporated by reference to Exhibit 10.1 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on January 17, 2012.

10.3	Walgreen Co. 2013 Omnibus Incentive Plan.	Incorporated by reference to Exhibit 10.1 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on January 14, 2013.

10.4	Amendment No. 1 to Walgreen Co. 2013 Omnibus Incentive Plan.	Incorporated by reference to Exhibit 10.1 to Walgreen Co.’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2014 (File No. 1-00604).

10.5	Form of Restricted Stock Unit Award agreement (effective July 2014).	Incorporated by reference to Exhibit 10.3 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on August 6, 2014.

10.6	Form of Performance Share Award agreement (effective July 2014).	Incorporated by reference to Exhibit 10.4 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on August 6, 2014.

10.7	Form of Stock Option Award agreement (effective July 2014).	Incorporated by reference to Exhibit 10.5 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on August 6, 2014.

10.8	Forms of Restricted Stock Unit Award agreement (effective October 2013).	Incorporated by reference to Exhibit 10.4 to Walgreen Co.’s Annual Report on Form 10-K for the fiscal year ended August 31, 2013 (File No. 1-00604).

Walgreen Co. |	68

10.9	Form of Performance Share Award agreement (effective January 10, 2013).	Incorporated by reference to Exhibit 10.3 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on January 14, 2013.

10.10	Form of Stock Option Award agreement (effective January 10, 2013).	Incorporated by reference to Exhibit 10.4 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on January 14, 2013.

10.11	Form of Amendment to Stock Option Award agreements	Previously filed with the Original Form 10-K on October 20, 2014.
10.12	Walgreen Co. Long-Term Performance Incentive Plan (amendment and restatement of the Walgreen Co. Restricted Performance Share Plan).	Incorporated by reference to Exhibit 10.1 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on January 11, 2007.

10.13	Walgreen Co. Long-Term Performance Incentive Plan Amendment No. 1 (effective January 10, 2007).	Incorporated by reference to Exhibit 10.2 to Walgreen Co.’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2007 (File No. 1-00604).

10.14	Walgreen Co. Long-Term Performance Incentive Plan Amendment No. 2.	Incorporated by reference to Exhibit 10.1 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on April 14, 2011.

10.15	Form of Restricted Stock Unit Award Agreement (August 15, 2011 grants).	Incorporated by reference to Exhibit 10.5 to Walgreen Co.’s Annual Report on Form 10-K for the fiscal year ended August 31, 2011 (File No. 1-00604).

10.16	Form of Restricted Stock Unit Award Agreement (effective November 1, 2012).	Incorporated by reference to Exhibit 10.7 to Walgreen Co.’s Annual Report on Form 10-K for the fiscal year ended August 31, 2012 (File No. 1-00604).

10.17	Form of Performance Share Contingent Award Agreement (effective September 1, 2011).	Incorporated by reference to Exhibit 10.8 to Walgreen Co.’s Annual Report on Form 10-K for the fiscal year ended August 31, 2011 (File No. 1-00604).

10.18	Walgreen Co. Executive Stock Option Plan (as amended and restated effective January 13, 2010).	Incorporated by reference to Exhibit 99.1 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on January 20, 2010.

10.19	Form of Stock Option Agreement (Benefit Indicator 512—515) (effective September 1, 2011).	Incorporated by reference to Exhibit 10.11 to Walgreen Co.’s Annual Report on Form 10-K for the fiscal year ended August 31, 2011 (File No. 1-00604).

69	| Walgreen Co.

10.20	Form of Stock Option Agreement (Benefit Indicator 516 and above) (effective September 1, 2011).	Incorporated by reference to Exhibit 10.12 to Walgreen Co.’s Annual Report on Form 10-K for the fiscal year ended August 31, 2011 (File No. 1-00604).

10.21	Walgreen Co. 1986 Executive Deferred Compensation/Capital Accumulation Plan.	Incorporated by reference to Exhibit 10 to Walgreen Co.’s Annual Report on Form 10-K for the fiscal year ended August 31, 1986 (File No. 1-00604).

10.22	Walgreen Co. 1988 Executive Deferred Compensation/Capital Accumulation Plan.	Incorporated by reference to Exhibit 10 to Walgreen Co.’s Quarterly Report on Form 10-Q for the quarter ended November 30, 1987 (File No. 1-00604).
10.23	Amendments to Walgreen Co. 1986 and 1988 Executive Deferred Compensation/ Capital Accumulation Plans.	Incorporated by reference to Exhibit 10 to Walgreen Co.’s Quarterly Report on Form 10-Q for the quarter ended November 30, 1988 (File No. 1-00604).

10.24	Walgreen Co. 1992 Executive Deferred Compensation/Capital Accumulation Plan Series 1.	Incorporated by reference to Exhibit 10 to Walgreen Co.’s Annual Report on Form 10-K for the fiscal year ended August 31, 1992 (File No. 1-00604).

10.25	Walgreen Co. 1992 Executive Deferred Compensation/Capital Accumulation Plan Series 2.	Incorporated by reference to Exhibit 10 to Walgreen Co.’s Annual Report on Form 10-K for the fiscal year ended August 31, 1992 (File No. 1-00604).

10.26	Walgreen Co. 1997 Executive Deferred Compensation/Capital Accumulation Plan Series 1.	Incorporated by reference to Exhibit 10(c) to Walgreen Co.’s Quarterly Report on Form 10-Q for the quarter ended February 28, 1997 (File No. 1-00604).

10.27	Walgreen Co. 1997 Executive Deferred Compensation/Capital Accumulation Plan Series 2.	Incorporated by reference to Exhibit 10(d) to Walgreen Co.’s Quarterly Report on Form 10-Q for the quarter ended February 28, 1997 (File No. 1-00604).

10.28	Walgreen Co. 2001 Executive Deferred Compensation/Capital Accumulation Plan.	Incorporated by reference to Exhibit 10(g) to Walgreen Co.’s Annual Report on Form 10-K for the fiscal year ended August 31, 2001 (File No. 1-00604).

10.29	Walgreen Co. 2002 Executive Deferred Compensation/Capital Accumulation Plan.	Incorporated by reference to Exhibit 10(g) to Walgreen Co.’s Annual Report on Form 10-K for the fiscal year ended August 31, 2002 (File No. 1-00604).

10.30	Amendment to the Walgreen Co. 1986, 1988, 1992 (Series 1), 1992 (Series 2), 1997 (Series 1), 1997 (Series 2), 2001 and 2002 Executive Deferred Compensation/ Capital Accumulation Plans.	Incorporated by reference to Exhibit 10.3 to Walgreen Co.’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2009 (File No. 1-00604).

Walgreen Co. |	70

10.31	Walgreen Co. 2006 Executive Deferred Compensation/Capital Accumulation Plan (effective January 1, 2006).	Incorporated by reference to Exhibit 10(b) to Walgreen Co.’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2005 (File No. 1-00604).

10.32	Walgreen Co. 2011 Executive Deferred Compensation Plan.	Incorporated by reference to Exhibit 10.1 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on November 12, 2010.

10.33	Amendment No. 1 to the Walgreen Co. 2011 Executive Deferred Compensation Plan.	Incorporated by reference to Exhibit 10.1 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on January 19, 2011.
10.34	Walgreen Co. Executive Deferred Profit-Sharing Plan, as amended and restated effective January 1, 2012.	Incorporated by reference to Exhibit 10.2 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on July 15, 2011.

10.35	Amendment to Walgreen Co. Executive Deferred Profit-Sharing Plan.	Incorporated by reference to Exhibit 10.5 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on January 14, 2013.

10.36	Amendment Number Two to the Walgreen Co. Executive Deferred Profit-Sharing Plan.	Previously filed with the Original Form 10-K on October 20, 2014.

10.37	Share Walgreens Stock Purchase/Option Plan (effective October 1, 1992), as amended.	Incorporated by reference to Exhibit 10(d) to Walgreen Co.’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2003 (File No. 1-00604).

10.38	Share Walgreens Stock Purchase/Option Plan Amendment No. 4 (effective July 15, 2005), as amended.	Incorporated by reference to Exhibit 10(h)(ii) to Walgreen Co.’s Annual Report on Form 10-K for the fiscal year ended August 31, 2005 (File No. 1-00604).

10.39	Share Walgreens Stock Purchase/Option Plan Amendment No. 5 (effective October 11, 2006).	Incorporated by reference to Exhibit 10(b) to Walgreen Co.’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2006 (File No. 1-00604).

10.40	Walgreen Select Senior Executive Retiree Medical Expense Plan.	Incorporated by reference to Exhibit 10(j) to Walgreen Co.’s Annual Report on Form 10-K for the fiscal year ended August 31, 1996 (File No. 1-00604).

10.41	Walgreen Select Senior Executive Retiree Medical Expense Plan Amendment No. 1 (effective August 1, 2002).	Incorporated by reference to Exhibit 10(a) to Walgreen Co.’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2003 (File No. 1-00604).

71	| Walgreen Co.

10.42	Walgreen Co. 162(m) Deferred Compensation Plan, as amended and restated.	Incorporated by reference to Exhibit 10.1 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on October 17, 2011.

10.43	Walgreen Co. Nonemployee Director Stock Plan, as amended and restated (effective January 14, 2004).	Incorporated by reference to Exhibit 10(a) to Walgreen Co.’s Quarterly Report on Form 10-Q for the quarter ended February 29, 2004 (File No. 1-00604).

10.44	Walgreen Co. Nonemployee Director Stock Plan Amendment No. 1 (effective October 12, 2005).	Incorporated by reference to Exhibit 10(a) to Walgreen Co.’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2005 (File No. 1-00604).

10.45	Walgreen Co. Nonemployee Director Stock Plan Amendment No. 2 (effective October 11, 2006).	Incorporated by reference to Exhibit 10(f) to Walgreen Co.’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2006 (File No. 1-00604).
10.46	Walgreen Co. Nonemployee Director Stock Plan Amendment No. 3 (effective September 1, 2009).	Incorporated by reference to Exhibit 10.43 to Walgreen Co.’s Annual Report on Form 10-K for the fiscal year ended August 31, 2010 (File No. 1-00604).

10.47	Form of Change of Control Employment Agreements.	Incorporated by reference to Exhibit 10 to Walgreen Co.’s Current Report on Form 8-K dated October 18, 1988 (File No. 1-00604).

10.48	Amendment to Employment Agreements adopted July 12, 1989.	Incorporated by reference to Exhibit 10 to Walgreen Co.’s Annual Report on Form 10-K for the fiscal year ended August 31, 1989 (File No. 1-00604).

10.49	Form of Amendment to Change of Control Employment Agreements (effective January 1, 2009).	Incorporated by reference to Exhibit 10.2 to Walgreen Co.’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2009 (File No. 1-00604).

10.50	Walgreen Co. Executive Severance and Change in Control Plan effective January 1, 2013.	Incorporated by reference to Exhibit 10.1 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on July 16, 2012.

10.51	First Amendment to the Walgreen Co. Executive Severance and Change in Control Plan	Incorporated by reference to Exhibit 10.1 to Walgreen Co.’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2014 (File No. 1-00604).

10.52	Executive Stock Option Plan – Stock Option Agreement made as of October 10, 2008 between Alan G. McNally and Walgreen Co.	Incorporated by reference to Exhibit 10.8 to Walgreen Co.’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2008 (File No. 1-00604).

Walgreen Co. |	72

10.53	Long-Term Performance Incentive Plan – Restricted Stock Unit Award Agreement made as of October 10, 2008 (and the Non-Competition, Non-Solicitation and Confidentiality Agreement attached thereto) between Alan G. McNally and Walgreen Co.	Incorporated by reference to Exhibit 10.9 to Walgreen Co.’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2008 (File No. 1-00604).

10.54	Offer letter agreement dated August 9, 2011 between Thomas J. Sabatino and Walgreen Co.	Incorporated by reference to Exhibit 10.55 to Walgreen Co.’s Annual Report on Form 10-K for the fiscal year ended August 31, 2011 (File No. 1-00604).

10.55	Offer letter agreement dated July 30, 2014 between Timothy R. McLevish and Walgreen Co.	Incorporated by reference to Exhibit 10.1 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on August 4, 2014

10.56	drugstore.com, inc., 1998 Stock Plan, as amended.	Incorporated by reference to Exhibit 99.1 to Walgreen Co.’s Registration Statement on Form S-8 (File No. 333-174811) filed with the SEC on June 9, 2011.

10.57	drugstore.com, inc., 2008 Equity Incentive Plan, as amended.	Incorporated by reference to Exhibit 99.2 to Walgreen Co.’s Registration Statement on Form S-8 (File No. 333-174811) filed with the SEC on June 9, 2011.

10.58	Secondment Agreement dated September 27, 2013 between Alliance Boots Management Services Limited and Walgreen Co.	Incorporated by reference to Exhibit 10.52 to Walgreen Co.’s Annual Report on Form 10-K for the fiscal year ended August 31, 2013 (File No. 1-00604).

10.59	Assignment Letter dated September 27, 2013 between Alexander Gourlay and Alliance Boots Management Services Ltd.	Incorporated by reference to Exhibit 10.53 to Walgreen Co.’s Annual Report on Form 10-K for the fiscal year ended August 31, 2013 (File No. 1-00604).

10.60	Assignment Agreement dated November 15, 2012 between Walgreen Co. and Jeffrey Berkowitz (including the Walgreen Co. Long-Term Global Assignment Relocation Policy attached thereto).	Incorporated by reference to Exhibit 10.3 to Walgreen Co.’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2014 (File No. 1-00604).

10.61	Retirement Agreement and Release between Walgreen Co. and Graham W. Atkinson.	Incorporated by reference to Exhibit 10.2 to Walgreen Co.’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2014 (File No. 1-00604).

10.62	Retirement Agreement and Release between Walgreen Co. and Robert Zimmerman.	Incorporated by reference to Exhibit 10.2 to Walgreen Co.’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2014 (File No. 1-00604).

73	| Walgreen Co.

10.63	Consulting Services Agreement entered as of April 29, 2014 between Walgreen Co. and Robert Zimmerman.	Incorporated by reference to Exhibit 10.3 to Walgreen Co.’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2014 (File No. 1-00604).

10.64	Transition and Separation Agreement dated August 4, 2014 between Walgreen Co. and Wade D. Miquelon	Incorporated by reference to Exhibit 10.2 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on August 4, 2014.

10.65	Retirement Agreement and Release dated August 5, 2014 between Walgreen Co. and Kermit Crawford.	Incorporated by reference to Exhibit 10.1 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on August 6, 2014.

10.66	Consulting Services Agreement entered as of August 5, 2014 between Walgreen Co. and Kermit Crawford.	Incorporated by reference to Exhibit 10.2 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on August 6, 2014.

10.67	Credit Agreement, dated as of July 23, 2012, among Walgreen Co., the lenders party thereto, Bank of America, N.A., as administrative agent and a letter of credit issuer, and Wells Fargo Bank, National Association, as a letter of credit issuer.	Incorporated by reference to Exhibit 10.2 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on July 26, 2012.

10.68	Second Amendment to Credit Agreement, dated as of July 23, 2012, by and among Walgreen Co., the lenders party thereto, Bank of America, N.A., as administrative agent and a letter of credit issuer and Wells Fargo Bank, National Association, as a letter of credit issuer (including the Credit Agreement, dated as of July 20, 2011, as amended by such Second Amendment to Credit Agreement, as an exhibit thereto).	Incorporated by reference to Exhibit 10.3 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on July 26, 2012.

10.69	Shareholders’ Agreement, dated as of August 2, 2012, by and among Alliance Boots GmbH, AB Acquisition Holdings Limited and Walgreen Co.	Incorporated by reference to Exhibit 10.1 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on August 6, 2012.

10.70	Framework Agreement, dated as of March 18, 2013, by and among Walgreen Co., Alliance Boots GmbH and AmerisourceBergen Corporation, including as Annex B-1 thereto, the form of Warrant 1 and, as Annex B-2 thereto, the form of Warrant 2 (Walgreen Co. was issued 50% of each of the referenced Warrants).	Incorporated by reference to Exhibit 10.1 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on March 20, 2013.

Walgreen Co. |	74

10.71	Shareholders Agreement, dated as of March 18, 2013, by and among Walgreen Co., Alliance Boots GmbH and AmerisourceBergen Corporation.	Incorporated by reference to Exhibit 10.2 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on March 20, 2013.

10.72	Transaction Rights Agreement, dated as of March 18, 2013, by and among Walgreen Co., Walgreens Pharmacy Strategies, LLC, Alliance Boots GmbH, Alliance Boots Luxembourg S.à r.l., and WAB Holdings LLC.	Incorporated by reference to Exhibit 10.3 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on March 20, 2013.

10.73	Limited Liability Company Agreement of WAB Holdings LLC, dated as of March 18, 2013, by and between Walgreens Pharmacy Strategies, LLC and Alliance Boots Luxembourg S.à r.l.	Incorporated by reference to Exhibit 99.9 to the Schedule 13D (File No. 005-77989) filed with the SEC by Walgreen Co., et. al., with respect to AmerisourceBergen Corporation common stock on April 15, 2014.

10.74	Nomination and Support Agreement, dated as of September 5, 2014, between JANA Partners LLC and Walgreen Co.	Incorporated by reference to Exhibit 99.1 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on September 8, 2014.

10.75	Term Loan Credit Agreement, dated as of November 10, 2014, among Walgreen Co., Walgreens Boots Alliance, Inc., the lenders from time to time party thereto, and Bank of America, N.A., as administrative agent.	Incorporated by reference to Exhibit 10.1 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on November 12, 2014.

10.76	Revolving Credit Agreement, dated as of November 10, 2014, among Walgreen Co., Walgreens Boots Alliance, Inc., the lenders from time to time party thereto and Bank of America, N.A., as administrative agent.	Incorporated by reference to Exhibit 10.2 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on November 12, 2014.

12.	Computation of Ratio of Earnings to Fixed Charges.	Previously filed with the Original Form 10-K on October 20, 2014.

21.	Subsidiaries of the Registrant.	Previously filed with the Original Form 10-K on October 20, 2014.

23.1	Consent of Deloitte & Touche LLP.	Previously filed with the Form 10-K on November 3, 2014.

23.2	Consent of KPMG LLP.	Previously filed with the Form 10-K on November 3, 2014.

23.3	Consent of KPMG LLP.	Previously filed with the Form 10-K on November 3, 2014.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Previously filed with the Form 10-K on November 3, 2014.

75	| Walgreen Co.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Previously filed with the Form 10-K on November 3, 2014.

31.3	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.4	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.	Previously furnished with the Form 10-K on November 3, 2014.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.	Previously furnished with the Form 10-K on November 3, 2014.

99.1	Alliance Boots GmbH audited consolidated financial statements comprised of the Group statements of financial position at March 31, 2014 and 2013, and the related Group income statements, Group statements of comprehensive income, Group statements of changes in equity and Group statements of cash flows for each of the years in the three-year period ended March 31, 2014.	Incorporated by reference to Exhibit 99.1 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on May 15, 2014.

101.INS	XBRL Instance Document	Previously filed with the Form 10-K on November 3, 2014.

101.SCH	XBRL Taxonomy Extension Schema Document	Previously filed with the Form 10-K on November 3, 2014.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Previously filed with the Form 10-K on November 3, 2014.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Previously filed with the Form 10-K on November 3, 2014.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Previously filed with the Form 10-K on November 3, 2014.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Previously filed with the Form 10-K on November 3, 2014.

*	Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Copies of any omitted schedule or exhibit will be furnished supplementally to the SEC upon request.

**

Other instruments defining the rights of holders of long-term debt of the registrant and its consolidated subsidiaries may be omitted from Exhibit 4 in accordance with Item 601(b)(4)(iii)(A) of Regulation S-K. Copies of any such agreements will be furnished supplementally to the SEC upon request.

Walgreen Co. |	76

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 2 to Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

WALGREEN CO.

November 20, 2014	By:	/s/ Timothy R. McLevish
Timothy R. McLevish
Executive Vice President and Chief Financial Officer

77	| Walgreen Co.

INDEX

Exhibit No.	Description

31.3	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Walgreen Co. |	78