Form 10-Q
period 2014-11-30
WALGREEN CO
filed 2014-12-30
CIK 104207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended November 30, 2014

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
Yes ☐ No ☑

The number of shares outstanding of the registrant's Common Stock, $.078125 par value, as of November 30, 2014 was 945,642,298.

WALGREEN CO.

FORM 10-Q FOR THE QUARTER ENDED NOVEMBER 30, 2014

PART I. FINANCIAL INFORMATION
Item 1.  Consolidated Condensed Financial Statements (Unaudited)

WALGREEN CO. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(UNAUDITED)
(In millions, except per share amounts)

	November 30, 2014	August 31, 2014	November 30, 2013

Assets
Current Assets:
Cash and cash equivalents	$12,861	$2,646	$969
Accounts receivable, net	3,579	3,218	2,727
Inventories	6,518	6,076	7,729
Other current assets	322	302	297
Total Current Assets	23,280	12,242	11,722
Non-Current Assets:
Property and equipment, at cost, less accumulated depreciation and amortization	12,103	12,257	12,351
Equity investment in Alliance Boots	7,335	7,248	6,439
Alliance Boots call option	-	-	856
Goodwill	2,356	2,359	2,491
Other non-current assets	3,538	3,076	2,622
Total Non-Current Assets	25,332	24,940	24,759
Total Assets	$48,612	$37,182	$36,481

Liabilities & Equity
Current Liabilities:
Short-term borrowings	$774	$774	$571
Trade accounts payable	5,189	4,315	4,762
Accrued expenses and other liabilities	3,596	3,701	3,210
Income taxes	318	105	278
Total Current Liabilities	9,877	8,895	8,821
Non-Current Liabilities:
Long-term debt	13,756	3,736	4,501
Deferred income taxes	1,131	1,048	778
Other non-current liabilities	3,081	2,942	2,325
Total Non-Current Liabilities	17,968	7,726	7,604
Commitments and Contingencies (see Note 11)
Equity:
Preferred stock $.0625 par value; authorized 32 million shares, none issued	-	-	-
Common stock $.078125 par value; authorized 3.2 billion shares; issued 1,028,180,150 at November 30, 2014, August 31, 2014 and November 30, 2013	80	80	80
Paid-in capital	1,179	1,172	1,053
Employee stock loan receivable	(4)	(5)	(10)
Retained earnings	22,717	22,229	21,918
Accumulated other comprehensive income	222	178	22
Treasury stock, at cost; 82,537,852 shares at November 30, 2014, 77,793,261 at August 31, 2014 and 78,008,865 at November 30, 2013	(3,558)	(3,197)	(3,042)
Total Walgreen Co. Shareholders’ Equity	20,636	20,457	20,021
Noncontrolling interests	131	104	35
Total Equity	20,767	20,561	20,056
Total Liabilities & Equity	$48,612	$37,182	$36,481

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these Statements.

WALGREEN CO. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF EQUITY
(UNAUDITED)
For the three month period ended November 30, 2014
(In millions, except per share amounts)

	Equity attributable to Walgreen Co.
	Common Stock Shares	Common Stock Amount	Treasury Stock Amount	Paid-In Capital	Employee Stock Loan Receivable	Accumulated Other Comprehensive Income	Retained Earnings	Noncontrolling Interests	Total Equity
Balance, August 31, 2014	950,386,889	$80	$(3,197)	$1,172	$(5)	$178	$22,229	$104	$20,561
Net earnings	-	-	-	-	-	-	809	27	836
Other comprehensive income, net of tax	-	-	-	-	-	44	-	-	44
Dividends declared ($.3375 per share)	-	-	-	-	-	-	(321)	-	(321)
Treasury stock purchases	(8,022,588)	-	(500)	-	-	-	-	-	(500)
Employee stock purchase and option plans	3,277,997	-	139	(24)	-	-	-	-	115
Stock-based compensation	-	-	-	31	-	-	-	-	31
Employee stock loan receivable	-	-	-	-	1	-	-	-	1
Balance, November 30, 2014	945,642,298	$80	$(3,558)	$1,179	$(4)	$222	$22,717	$131	$20,767

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these Statements.

WALGREEN CO. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
(UNAUDITED)
(In millions, except per share amounts)

	Three Months Ended November 30,
	2014	2013

Net sales	$19,554	$18,329
Cost of sales	14,258	13,177
Gross Profit	5,296	5,152

Selling, general and administrative expenses	4,456	4,379
Equity earnings in Alliance Boots	151	151
Operating Income	991	924

Interest expense, net	55	41
Other income	199	225

Earnings Before Income Tax Provision	1,135	1,108
Income tax provision	299	404
Net Earnings	836	704
Net earnings attributable to noncontrolling interests	27	9
Net Earnings Attributable to Walgreen Co.	$809	$695

Net earnings per common share attributable to Walgreen Co. – basic	$.86	$.73
Net earnings per common share attributable to Walgreen Co. – diluted	.85	$.72

Dividends declared	$.3375	$.3150

Average shares outstanding	945.8	949.3
Dilutive effect of stock options	10.2	12.2
Average diluted shares	956.0	961.5

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these Statements.

WALGREEN CO. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(In millions)

	Three Months Ended November 30,
	2014	2013
Comprehensive Income

Net Earnings	$836	$704

Other comprehensive income (loss), net of tax:
Postretirement liability	(1)	8
Changes in unrecognized gain on available-for-sale investments	99	84
Unrealized loss on cash flow hedges	(12)	-
Share of other comprehensive income of Alliance Boots	(10)	(34)
Cumulative translation adjustments	(32)	62
Total Other Comprehensive Income (Loss)	44	120
Total Comprehensive Income	880	824

Comprehensive income attributable to noncontrolling interests	27	9
Comprehensive income attributable to Walgreen Co.	$853	$815

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these Statements.

WALGREEN CO. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In millions)

	Three Months Ended November 30,
	2014	2013

Cash Flows from Operating Activities:
Net earnings	$836	$704
Adjustments to reconcile net earnings to net cash provided by operating activities -
Depreciation and amortization	319	332
Change in fair value of warrants and related amortization	(296)	(225)
Deferred income taxes	36	129
Stock compensation expense	31	21
Equity earnings in Alliance Boots	(151)	(151)
Unrealized loss from fair value adjustments	96	-
Other	(2)	94
Changes in operating assets and liabilities -
Accounts receivable, net	(353)	(74)
Inventories	(436)	(815)
Other current assets	(20)	(12)
Trade accounts payable	874	97
Accrued expenses and other liabilities	(80)	(232)
Income taxes	204	190
Other non-current assets and liabilities	(27)	75
Net cash provided by operating activities	1,031	133

Cash Flows from Investing Activities:
Additions to property and equipment	(335)	(364)
Proceeds from sale of assets	294	14
Business and intangible asset acquisitions, net of cash received	(13)	(243)
Purchases of short-term investments held to maturity	(17)	(19)
Proceeds from short-term investments held to maturity	16	19
Investment in AmerisourceBergen	-	(290)
Other	-	(42)
Net cash used for investing activities	(55)	(925)

Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	10,020	-
Stock purchases	(500)	(205)
Proceeds related to employee stock plans	112	173
Cash dividends paid	(322)	(298)
Other	(61)	(15)
Net cash provided by (used for) financing activities	9,249	(345)

Effect of exchange rate changes on cash and cash equivalents	(10)	-

Changes in Cash and Cash Equivalents:
Net increase (decrease) in cash and cash equivalents	10,215	(1,137)
Cash and cash equivalents at beginning of period	2,646	2,106
Cash and cash equivalents at end of period	$12,861	$969

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these Statements.

WALGREEN CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1.  Basis of Presentation

The consolidated condensed financial statements of Walgreen Co. and subsidiaries (the Company) included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting.  The Consolidated Condensed Balance Sheets as of November 30, 2014, August 31, 2014 and November 30, 2013, the Consolidated Condensed Statement of Equity for the three month period ended November 30, 2014, the Consolidated Condensed Statements of Earnings, Consolidated Condensed Statements of Comprehensive Income and the Consolidated Condensed Statements of Cash Flows for the three months ended November 30, 2014 and 2013, have been prepared without audit.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  These unaudited consolidated condensed financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2014, as amended.

In the opinion of the Company, the consolidated condensed financial statements for the unaudited interim periods presented include all adjustments (consisting only of normal recurring adjustments) necessary to present a fair statement of the results for such interim periods.  Because of the influence of certain holidays, seasonality, changes in vendor, payer and customer relationships and terms and other factors on the Company's operations, net earnings for any interim period may not be comparable to the same interim period in previous years or indicative of net earnings for the full fiscal year. In addition, the positive impact on gross profit margins and gross profit dollars typically have been significant in the first several months after a generic version of a drug is first allowed to compete with the branded version, which is generally referred to as a “generic conversion.”  In any given year, the number of major brand name drugs that undergo a conversion from branded to generic status can increase or decrease, which can have a significant impact on the Company’s sales, gross profit margins and gross profit dollars.

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

The Company directly owns a 50% interest in Walgreens Boots Alliance Development GmbH and indirectly owns an additional ownership interest through its 45% ownership in Alliance Boots, representing a direct and indirect economic interest of 72.5%.  The financial results of the Walgreens Boots Alliance Development GmbH joint venture are fully consolidated into the Company’s consolidated financial statements and reported without a lag.  As the joint venture is included within the Company’s operating results, Alliance Boots proportionate share of Walgreens Boots Alliance Development GmbH earnings is removed from equity earnings and presented as a component of noncontrolling interests.

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to use judgment in the application of accounting policies, including making estimates and assumptions.  The Company bases its estimates on the information available at the time, its experience and on various other assumptions believed to be reasonable under the circumstances.  Adjustments may be made in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain.  Actual results may differ.  For a discussion of the Company’s significant accounting policies, please see the Company’s Form 10-K for the fiscal year ended August 31, 2014, as amended.

Income Taxes
The effective tax rate for the three month periods ended November 30, 2014 and 2013 was 26.4% and 36.8%, respectively.  The decrease in the current quarter’s effective tax rate, as compared to last year's rate is primarily attributed to the Company recognizing a discrete tax benefit of $86 million of previously unrecognized capital loss deferred tax assets due to the Company generating capital gain income from sale-leaseback transactions in the current period and its expectations of generating additional capital gain income in the second quarter of fiscal 2015.  Additional factors contributing to the current quarter’s reduced tax rate include incremental foreign source earnings taxed at lower tax rates, partly offset by increased expenses for which no tax benefit will be realized.  If future transactions occur which generate sufficient capital gain income, the Company may recognize additional discrete tax benefits for previously unrecognized capital loss deferred tax assets in future periods.

Subsidiary Issuer Information
Walgreens Boots Alliance, Inc. (WBA) is a new corporation incorporated on September 2, 2014 under the laws of Delaware and is currently a direct 100% owned finance subsidiary of the Company.  In November 2014, Walgreens Boots Alliance, Inc. issued several series of unsecured, unsubordinated notes (WBA notes) in connection with the financing of a portion of the cash consideration payable in connection with the pending second step transaction, as described below, the refinancing of substantially all of Alliance Boots’ total borrowings in connection with the second step transaction and/or the payment of related fees and expenses. Following the completion of the second step transaction, a portion of the net proceeds from these notes may also be used for general corporate purposes, including the repayment and/or refinancing of existing Company obligations.  Upon initial issuance, the Company issued a full and unconditional guarantee on an unsecured and unsubordinated basis with respect to the WBA notes.  See Note 8 for additional disclosure regarding the Company’s debt issuance.

The Company anticipates that neither the WBA notes nor any other potential Company or WBA financings in connection with the second step transaction will contain any significant restrictions on the ability of the Company’s subsidiaries to make dividend payments, loans or advances to the Company or WBA.

In addition, the Company is the issuer of five series of senior unsecured notes (Company Notes) and the borrower under two revolving credit facilities (Company Credit Facilities).  Neither the Company Notes nor Company Credit Facilities are guaranteed by any of the Company’s subsidiaries.  The Company Notes and Company Credit Facilities do not contain any significant restrictions on the ability of the Company’s subsidiaries to make dividend payments, loans or advances to the Company.

Reorganization
On October 17, 2014, Walgreens entered into an Agreement and Plan of Merger (the Reorganization Merger Agreement) by and among Walgreens, Ontario Merger Sub, Inc., an Illinois corporation and indirect wholly owned subsidiary of Walgreens (Merger Sub), and WBA. The Reorganization Merger Agreement provides that Merger Sub will merge with and into Walgreens (the Reorg Merger), with Walgreens surviving the Reorg Merger as a wholly owned subsidiary of WBA. At the effective time of the Reorg Merger, issued and outstanding shares of Walgreens common stock will be converted automatically into the right to receive shares of WBA common stock, on a one-for-one basis. Walgreens shareholders will own the same number of shares of WBA common stock as they own of Walgreens common stock immediately prior to the completion of the Reorg Merger, and, after taking into account the completion of the second step transaction, such shares will represent the same ownership percentage of WBA as they would have of Walgreens immediately following the completion of the second step transaction without the Reorg Merger.  The completion of the Reorg Merger depends on the satisfaction or waiver of several conditions.  Walgreens may terminate the Reorganization Merger Agreement at any time, even after adoption and approval by Walgreens shareholders, if Walgreens board of directors determines to do so. In addition, the Reorganization Merger Agreement will automatically terminate upon the termination of the Purchase and Option Agreement prior to the completion of the second step transaction.

Note 2.  Inventories

Inventories are valued on a lower of last-in, first-out (LIFO) cost or market basis.  At November 30, 2014, August 31, 2014 and November 30, 2013, inventories would have been greater by $2.3 billion, $2.3 billion and $2.2 billion, respectively, if they had been valued on a lower of first-in, first-out (FIFO) cost or market basis.  LIFO inventory costs can only be determined annually when inflation rates and inventory levels are finalized; therefore, LIFO inventory costs for interim financial statements are estimated. Inventory includes product costs, inbound freight, warehousing costs and vendor allowances not classified as a reduction of advertising expense.

Note 3.  Liability for Closed Locations

The Company provides for future costs related to closed locations.  The liability is based on the present value of future rent obligations and other related costs (net of estimated sublease rent) to the first lease option date.  During the three month period ended November 30, 2014, the Company recorded charges of $26 million for facilities that were relocated under long-term leases or closed, including those closed in conjunction with the Company’s store optimization plan.  This compares to $27 million for the three month period ended November 30, 2013.  These charges are reported in selling, general and administrative expenses on the Consolidated Condensed Statements of Earnings.

The changes in reserve for facility closings and related lease termination charges include the following (In millions):

	November 30, 2014	August 31, 2014	November 30, 2013

Balance – beginning of period	$257	$123	$123
Provision for present value of non-cancellable lease payments on closed facilities	8	171	23
Assumptions about future sublease income, terminations and changes in interest rates	9	(8)	3
Interest accretion	9	14	1
Cash payments, net of sublease income	(18)	(43)	(7)
Balance – end of period	$265	$257	$143

Note 4.  Acquisitions

The aggregate purchase price of all business and intangible asset acquisitions was $13 million for the three months ended November 30, 2014.  These acquisitions added $10 million to intangible assets, primarily prescription files.  The remaining $3 million in fair values of business acquisitions in the period relate to immaterial amounts of tangible assets, less assumed liabilities.  Operating results of the businesses acquired have been included in the Consolidated Condensed Statements of Earnings from their respective acquisition dates forward and were not material.  The Company finalized  its purchase accounting of Kerr Drug in the first quarter of fiscal 2014, which added $42 million to goodwill and $54 million to intangible assets, primarily prescription files and payer contracts and the remaining $74 million allocated to net tangible assets.

Note 5.  Equity Method Investments

Equity method investments as of November 30, 2014, August 31, 2014 and November 30, 2013 were as follows (In millions, except percentages):

	November 30, 2014		August 31, 2014		November 30, 2013
	Carrying Value	Ownership Percentage	Carrying Value	Ownership Percentage	Carrying Value	Ownership Percentage
Alliance Boots	$7,335	45%	$7,248	45%	$6,439	45%
Other	71	30% - 50%	74	30% - 50%	7	30% - 50%
Total	$7,406		$7,322		$6,446

Alliance Boots

On August 2, 2012, pursuant to a Purchase and Option Agreement dated June 18, 2012, by and among the Company, Alliance Boots GmbH and AB Acquisitions Holdings Limited (as amended, the Purchase and Option Agreement), the Company acquired 45% of the issued and outstanding share capital of Alliance Boots in exchange for $4.025 billion in cash and approximately 83.4 million shares of common stock.  The Purchase and Option Agreement provided, subject to the satisfaction or waiver of specified conditions, a call option that gave the Company the right, but not the obligation, to acquire the remaining 55% of Alliance Boots (the second step transaction) in exchange for an additional £3.1 billion in cash (approximately $4.9 billion using November 30, 2014 exchange rates) as well as an additional 144.3 million shares, subject to certain adjustments (the call option).  On August 5, 2014, the Purchase and Option Agreement was amended to permit the exercise of the call option beginning on that date, and Walgreens, through an indirectly wholly-owned subsidiary to which Walgreens previously assigned its right to the call option, exercised the call option on August 5, 2014.  In certain circumstances, if the second step transaction does not close, the Company’s ownership of Alliance Boots would be reduced from 45% to 42% in exchange for nominal consideration.  Because the acquisition of Alliance Boots excluded Alliance Boots’ minority interest in Galenica Ltd. (Galenica), the Company’s equity earnings, initial investment and the call option exclude Galenica.  As contemplated by the Purchase and Option Agreement, Alliance Boots’ investment in Galenica was distributed to the Alliance Boots shareholders other than the Company in May 2013, which had no impact on the Company’s financial results.

The call option, prior to its amendment and subsequent exercise, was valued using a Monte Carlo simulation using assumptions surrounding Walgreens equity value as well as the potential impacts of certain provisions of the Purchase and Option Agreement.  The call option was accounted for at cost and subsequently adjusted for foreign currency translation gains or losses.  Upon its exercise in August 2014, the call option was valued as an out-of-the-money option and a loss was recorded on the Consolidated Statements of Earnings.

The Company accounts for its 45% investment in Alliance Boots using the equity method of accounting.   Investments accounted for under the equity method are recorded initially at cost and subsequently adjusted for the Company’s share of the net income or loss and cash contributions and distributions to or from these entities.  Because the underlying net assets in Alliance Boots are denominated in a foreign currency, translation gains or losses impact the recorded value of the Company’s investment.  The Company utilizes a three-month lag in reporting equity income in Alliance Boots, reported as equity earnings in Alliance Boots in the Consolidated Condensed Statements of Earnings.  The Company’s investment is recorded as “Equity investment in Alliance Boots” in the Consolidated Condensed Balance Sheets.

In August 2014, Alliance Boots acquired the remaining 50% of the UniDrug Distribution Group joint venture.  As part of the acquisition, the previously held equity interest was compared to its fair value resulting in a gain of £32 million.  The noncash impact of $23 million was recorded during the first quarter of fiscal 2015 due to the three-month lag.  In July 2013, the United Kingdom (UK) Government enacted a law to reduce the UK corporate tax rate effective April 2014 with a further reduction scheduled to take effect in April 2015.  The non-cash impact of $71 million was recorded in fiscal 2014 due to the three-month lag.

The underlying net assets of the Company’s equity method investment in Alliance Boots include goodwill.  As of November 30, 2014, the Company continues to evaluate whether the fair value of one of the Alliance Boots wholesale reporting units is below its carrying value based on the Company’s updated projections for that reporting unit.  The Company utilizes a three-month lag in reporting its share of equity income in Alliance Boots, including for this reporting unit.  Goodwill allocated to this reporting unit by Alliance Boots as of August 31, 2014 was £248 million, £112 million based on the Company’s 45% ownership percentage (approximately $185 million using August 31, 2014 exchange rates).  The Company will continue to monitor this reporting unit in accordance with Accounting Standards Codification 350, Intangibles - Goodwill and Other.

Other Equity Method Investments

Other equity method investments relate to joint ventures associated with the Company’s equity method investment received through the sale of the Take Care Employer business in fiscal 2014 and its infusion and respiratory businesses.  These investments are included within other non-current assets on the Consolidated Condensed Balance Sheets.  The Company’s share of equity income is reported within selling, general and administrative expenses in the Consolidated Condensed Statements of Earnings.

Summarized U.S. GAAP Financial Information

Summarized financial information for the Company’s equity method investees is as follows:

Balance Sheet (In millions)

	November 30, 2014(1)	August 31, 2014(1)	November 30, 2013(1)
Current assets	$9,123	$8,768	$8,571
Noncurrent assets	22,320	21,525	19,758
Current liabilities	9,379	7,791	7,199
Noncurrent liabilities	10,618	11,285	11,751
Shareholders’ equity (2)	11,446	11,217	9,379

Income Statement (In millions)

	Three Months Ended November 30,
	2014(3)	2013(3)
Net sales	$9,654	$8,859
Gross Profit	2,053	1,842
Net Income	357	348
Share of income from equity method investments(3)	152	151

(1) Net assets in Alliance Boots at November 30, 2014 are translated at the August 31, 2014 spot rate of $1.66 to one British Pound Sterling, corresponding to the three-month lag.  Net assets at August 31, 2014 and November 30, 2013 are translated at the spot rates of $1.68 and $1.55 to one British Pound Sterling, respectively.
(2) Shareholders’ equity at November 30, 2014, August 31, 2014 and November 30, 2013, includes $283 million, $257 million and $378 million, respectively, related to noncontrolling interests.
(3) The Company utilizes a three-month lag in reporting its share of equity income in Alliance Boots.  Earnings in Alliance Boots are translated at the average exchange rates of $1.68 and $1.53 to one British Pound Sterling for the quarters ended November 30, 2014 and 2013, respectively.  Walgreens Boots Alliance Development GmbH operations are excluded from these results as the Company consolidates the joint venture.

Note 6.  Available-for-Sale Investments

In conjunction with its long-term relationship with AmerisourceBergen, the Company has the right to acquire up to 7% of the common shares of AmerisourceBergen through open market transactions.  The Company did not acquire any common shares in the three month period ended November 30, 2014 compared to $290 million in the comparable period last year.  The available-for-sale investment is classified as long-term and reported at fair value within other non-current assets in the Consolidated Condensed Balance Sheets.

Fair value adjustments are based on quoted stock prices with the unrealized holding gains and losses reported in other comprehensive income.  Unrealized holding gains at November 30, 2014, August 31, 2014 and November 30, 2013, were $327 million, $170 million and $85 million, respectively.  See Note 10 for additional fair value disclosures.  Available-for-sale investments reported at fair value at November 30, 2014 and August 31, 2014 and November 30, 2013 were $1.0 billion, $887 million and $599 million, respectively.

Note 7.  Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill consist of the following activity (In millions):

Net book value – December 1, 2013	$2,491
Sale of business	(92)
Other(1)	(40)
Net book value – August 31, 2014	2,359
Acquisitions	-
Other(1)	(3)
Net book value – November 30, 2014	$2,356

(1) “Other” primarily represents immaterial purchase accounting adjustments for the Company’s acquisitions.  In November 2014, the Company finalized purchase accounting for the acquisition of Kerr Drug which it completed in November 2013 for $170 million.  The Company recorded $42 million of goodwill and $54 million of intangible assets in conjunction with this acquisition.

In June 2014, the Company completed the sale of a majority interest in its subsidiary, Take Care Employer.  As a result, $92 million of goodwill allocated to this business was removed from goodwill on the Consolidated Condensed Balance Sheets.

The carrying amount and accumulated amortization of intangible assets consist of the following (In millions):

	November 30, 2014	August 31, 2014	November 30, 2013
Gross Intangible Assets
Purchased prescription files	$1,086	$1,079	$1,103
Favorable lease interests	382	382	381
Purchasing and payer contracts	301	301	348
Non-compete agreements	154	151	150
Trade names	199	199	199
Other amortizable intangible assets	4	4	4
Total gross intangible assets	2,126	2,116	2,185

Accumulated amortization
Purchased prescription files	(515)	(474)	(447)
Favorable lease interests	(183)	(174)	(152)
Purchasing and payer contracts	(151)	(145)	(154)
Non-compete agreements	(78)	(70)	(67)
Trade names	(74)	(69)	(54)
Other amortizable intangible assets	(4)	(4)	(3)
Total accumulated amortization	(1,005)	(936)	(877)
Total intangible assets, net	$1,121	$1,180	$1,308

Amortization expense for intangible assets was $69 million and $70 million for the three months ended November 30, 2014 and 2013, respectively.  The estimated annual amortization expense related to intangible assets, not including amounts related to Alliance Boots that will be amortized through equity method income, is as follows (In millions):

	2015	2016	2017	2018	2019
Estimated annual amortization expense:	$244	$205	$163	$127	$104

Note 8.  Short-Term Borrowings and Long-Term Debt

Short-term borrowings and long-term debt consist of the following (all amounts are presented in millions of U.S. Dollars.  Debt issuances are denominated in U.S. Dollars, unless otherwise noted):

	November 30, 2014	August 31, 2014	November 30, 2013
Short-Term Borrowings(1)
Current maturities of loans assumed through the purchase of land and buildings; various interest rates from 5.000% to 8.750%; various maturities from 2015 to 2035	$7	$8	$2
Unsecured variable rate notes due 2014	-	-	550
1.000% unsecured notes due 2015	750	750	-
Other	17	16	19
Total short-term borrowings	$774	$774	$571

Long-Term Debt(1)
1.000% unsecured notes due 2015	-	-	750
Unsecured variable rate notes due 2016	750	-	-
1.800% unsecured notes due 2017	999	999	998
1.750% unsecured notes due 2017	749	-	-
5.250% unsecured notes due 2019(2)	1,019	1,010	1,018
2.700% unsecured notes due 2019	1,248	-	-
2.875% unsecured Pound Sterling notes due 2020(3)	624	-	-
3.300% unsecured notes due 2021	1,247	-	-
3.100% unsecured notes due 2022	1,199	1,199	1,199
3.800% unsecured notes due 2024	1,995	-	-
3.600% unsecured Pound Sterling notes due 2025(3)	469	-	-
2.125% unsecured Euro notes due 2026(4)	931	-	-
4.500% unsecured notes due 2034	497	-	-
4.400% unsecured notes due 2042	496	496	496
4.800% unsecured notes due 2044	1,500	-	-
Loans assumed through the purchase of land and buildings; various interest rates from 5.000% to 8.750%; various maturities from 2015 to 2035	40	40	42
	13,763	3,744	4,503
Less current maturities	(7)	(8)	(2)
Total long-term debt	$13,756	$3,736	$4,501

(1)	All notes are presented net of unamortized discount, where applicable.
(2)	Also includes interest rate swap fair market value adjustments, see Note 10 for additional fair value disclosures.
(3)	Pound Sterling denominated notes are translated at the November 30, 2014 spot rate of $1.56 to one British Pound Sterling.
(4)	Euro denominated notes are translated at the November 30, 2014 spot rate of $1.24 to one Euro.

$8.0 Billion Note Issuance

On November 18, 2014, WBA received net proceeds from a public offering of $7.9 billion of U.S. denominated notes with varying maturities and interest rates, the majority of which are fixed rate.  The notes are unsecured, unsubordinated debt obligations of WBA and rank equally in right of payment with all other unsecured and unsubordinated indebtedness of WBA from time to time outstanding.  The notes are fully and unconditionally guaranteed on an unsecured and unsubordinated basis by Walgreen Co. and its successors.  This guarantee  (for so long as it is in place) will be an unsecured, unsubordinated debt obligation of the Company and will rank equally in right of payment with all other unsecured and unsubordinated indebtedness of the Company from time to time outstanding.  Total issuance costs relating to the notes, including underwriting discounts and fees, were $44 million.  The fair value of the notes as of November 30, 2014 was $8.2 billion.  Fair value for these notes was determined based upon quoted market prices.

The following table details each tranche of notes issued:

Notes Issued (In millions)	Maturity Date	Interest Rate	Interest Payment Dates
$750	May 18, 2016	Variable; three-month U.S. Dollar LIBOR, reset quarterly, plus 45 basis points	February 18, May 18, August 18, and November 18; commencing on February 18, 2015.
750	November 17, 2017	Fixed 1.750%	May 17 and November 17; commencing on May 17, 2015
1,250	November 18, 2019	Fixed 2.700%	May 18 and November 18; commencing on May 18, 2015
1,250	November 18, 2021	Fixed 3.300%	May 18 and November 18; commencing on May 18, 2015
2,000	November 18, 2024	Fixed 3.800%	May 18 and November 18; commencing on May 18, 2015
500	November 18, 2034	Fixed 4.500%	May 18 and November 18; commencing on May 18, 2015
1,500	November 18, 2044	Fixed 4.800%	May 18 and November 18; commencing on May 18, 2015
$8,000

Redemption Option

WBA may redeem (i) the notes due 2017, at any time in whole or from time to time in part, (ii) the notes due 2019, at any time prior to October 18, 2019 in whole or from time to time prior to October 18, 2019 in part, (iii) the notes due 2021, at any time prior to September 18, 2021 in whole or from time to time prior to September 18, 2021 in part, (iv) the notes due 2024, at any time prior to August 18, 2024 in whole or from time to time prior to August 18, 2024 in part, (v) the notes due 2034, at any time prior to May 18, 2034 in whole or from time to time prior to May 18, 2034 in part, and (vi) the notes due 2044, at any time prior to May 18, 2044 in whole or from time to time prior to May 18, 2044 in part, in each case, at WBA’s option, for an amount equal to the sum of accrued and unpaid interest plus a redemption price equal to the greater of :

(1) 100% of the principal amount of the fixed rate notes being redeemed; and

(2) the sum of the present values of the remaining scheduled payments of principal and interest thereon (not including any portion of such payments of interest accrued as of the redemption date), discounted to the redemption date on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) at the Treasury Rate (as defined in the applicable series of notes), plus 15 basis points for the notes due 2017, 15 basis points for the notes due 2019, 20 basis points for the notes due 2021, 20 basis points for the notes due 2024, 20 basis points for the notes due 2034 and 25 basis points for the notes due 2044.

In addition, at any time on or after October 18, 2019 with respect to the notes due 2019, September 18, 2021 with respect to the notes due 2021, August 18, 2024 with respect to the notes due 2024, May 18, 2034 with respect to the notes due 2034, or May 18, 2044 with respect to the notes due 2044, WBA may redeem some or all of the applicable series of fixed rate notes at its option, at a redemption price equal to 100% of the principal amount of the applicable fixed rate notes being redeemed, plus accrued and unpaid interest on the fixed rate notes being redeemed to, but excluding, the redemption date.

Special Mandatory Redemption and Change in Control

The terms of the notes will require WBA to retain the proceeds of the notes until the date on which the second step transaction is consummated (the Second Step Closing Date).  In the event that the Second Step Closing Date does not occur on or prior to August 19, 2015 or if the Purchase and Option Agreement is terminated at any time on or prior to August 19, 2015 (each of such events being a Special Mandatory Redemption Trigger), then WBA will redeem in whole and not in part the aggregate principal amount of the notes outstanding at a redemption price equal to 101% of the aggregate principal amount of the notes, plus accrued and unpaid interest from and including the date of the initial issuance, or the most recent date to which interest has been paid, whichever is later.  Upon the occurrence of the Second Step Closing Date, the provisions described in this paragraph will cease to apply.

If WBA experiences a change of control triggering event, unless WBA has exercised its option to redeem the fixed rate notes or has defeased the notes as described in the indenture, WBA will be required to offer payment of cash equal to 101% of the aggregate principal amount of the notes plus accrued and unpaid interest.

£700 Million and €750 Million Notes Issuance

On November 20, 2014, WBA issued three series of debt securities denominated in Euros and Pounds Sterling, each with varying maturities and interest rates.  Interest on all notes is payable annually on November 20, commencing on November 20, 2015.  The notes are unsecured, unsubordinated debt obligations of WBA and rank equally in right of payment with all other unsecured and unsubordinated indebtedness of WBA from time to time outstanding.  The notes are fully and unconditionally guaranteed on an unsecured and unsubordinated basis by Walgreen Co. and its successors.  This guarantee (for so long as it is in place) will be an unsecured, unsubordinated debt obligation of the Company and will rank equally in right of payment with all other unsecured and unsubordinated indebtedness of the Company from time to time outstanding.  Total issuance costs relating to the notes, including underwriting discounts and fees, were $11 million.  The fair value of the notes as of November 30, 2014 was $2.0 billion.  Fair value for these notes was determined based upon quoted market prices.

The following table details each tranche of Euro and Pound Sterling notes issued:

Notes Issued (In millions)	Maturity Date	Interest Rate
Euro Notes:

€750	November 20, 2026	Fixed 2.125%

Pound Sterling Notes:

£400	November 20, 2020	Fixed 2.875%
300	November 20, 2025	Fixed 3.600%
£700

Redemption Option

WBA may redeem (i) the Euro notes, at any time prior to August 20, 2026 in whole or from time to time prior to August 20, 2026 in part, (ii) the Pound Sterling notes due 2020, at any time prior to October 20, 2020 in whole or from time to time prior to October 20, 2020 in part, and (iii) the Pound Sterling notes due 2025, at any time prior to August 20, 2025 in whole or from time to time prior to August 20, 2025 in part, in each case, at WBA’s option, for an amount equal to the sum of accrued and unpaid interest plus at a redemption price equal to the greater of:

(1) 100% of the principal amount of the notes to be redeemed; and

(2) the sum of the present values of the remaining scheduled payments of principal and interest thereon (not including any portion of such payments of interest accrued as of the redemption date), discounted to the redemption date on an annual basis at the applicable Comparable Government Bond Rate (as defined in the applicable series of notes), plus 20 basis points for the Euro notes, 20 basis points for the Pound Sterling notes due 2020 and 20 basis points for Pound Sterling the notes due 2025.

In addition, at any time on or after August 20, 2026 with respect to the Euro notes, October 20, 2020 with respect to the Pound Sterling notes due 2020, or August 20, 2025 with respect to the Pound Sterling notes due 2025, WBA may redeem some or all of the applicable series of notes at its option, at a redemption price equal to 100% of the principal amount of the applicable notes to be redeemed, plus, in every case, accrued and unpaid interest on the notes to be redeemed to, but excluding, the redemption date.

Special Mandatory Redemption and Change in Control

The terms of the notes will require WBA to retain the proceeds of the notes until the Second Step Closing Date.  In the event that the Second Step Closing Date does not occur on or prior to August 19, 2015 or if the Purchase and Option Agreement is terminated at any time on or prior to August 19, 2015 (each of such events being a Special Mandatory Redemption Trigger), then WBA will redeem in whole and not in part the aggregate principal amount of the notes outstanding at a redemption price equal to 101% of the aggregate principal amount of the notes, plus accrued and unpaid interest from and including the date of the initial issuance, or the most recent date to which interest has been paid , whichever is later.  Upon the occurrence of the Second Step Closing Date, the provisions described in this paragraph will cease to apply.

If WBA experiences a change of control triggering event, unless WBA has exercised its option to redeem the fixed rate notes or has defeased the notes as described in the indenture, WBA will be required to offer payment of cash equal to 101% of the aggregate principal amount of the notes plus accrued and unpaid interest.

$4.0 Billion Note Issuance

On September 13, 2012, the Company obtained net proceeds from a public offering of $4.0 billion of U.S. denominated notes with varying maturities and interest rates, the majority of which, at issuance, were fixed rate.  The notes are unsecured senior debt obligations and rank equally with all other unsecured and unsubordinated indebtedness of the Company.  The following table details each tranche of outstanding notes issued:

Notes Issued (In millions)	Maturity Date	Interest Rate	Interest Payment Dates
$750	March 13, 2015	Fixed 1.000%	March 13 and September 13; commencing on March 13, 2013
1,000	September 15, 2017	Fixed 1.800%	March 15 and September 15; commencing on March 15, 2013
1,200	September 15, 2022	Fixed 3.100%	March 15 and September 15; commencing on March 15, 2013
500	September 15, 2042	Fixed 4.400%	March 15 and September 15; commencing on March 15, 2013
$3,450

Redemption Option

The Company may redeem the fixed rate notes at its option, at any time in whole, or from time to time in part, at a redemption price equal to the greater of: (1) 100% of the principal amount of the notes being redeemed; and (2) the sum of the present values of the remaining scheduled payments of principal and interest thereon (not including any portion of such payments of interest accrued as of the date of redemption), discounted to the date of redemption on a semiannual basis (assuming a 360-day year consisting of twelve 30-day months) at the Treasury Rate (as defined in the applicable series of notes), plus 12 basis points for the notes due 2015, 20 basis points for the notes due 2017, 22 basis points for the notes due 2022 and 25 basis points for the notes due 2042.  If a change of control triggering event occurs, the Company will be required, unless it has exercised its right to redeem the notes, to offer to purchase the notes at a purchase price equal to 101% of their principal amount, plus accrued and unpaid interest, if any, on the notes repurchased to the date of repurchase.  Total issuance costs relating to the notes, including underwriting discounts and fees, were $26 million.  The fair value of the notes as of November 30, 2014, August 31, 2014 and November 30, 2013, was $3.5 billion, $3.4 billion and $3.9 billion, respectively.  Fair value for these notes was determined based upon quoted market prices.

$1.0 Billion Note Issuance

On January 13, 2009, the Company issued U.S. denominated notes totaling $1.0 billion bearing an interest rate of 5.250% paid semiannually in arrears on January 15 and July 15 of each year, beginning on July 15, 2009. The notes will mature on January 15, 2019. The Company may redeem the notes, at any time in whole or from time to time in part, at its option at a redemption price equal to the greater of: (1) 100% of the principal amount of the notes to be redeemed; or (2) the sum of the present values of the remaining scheduled payments of principal and interest, discounted to the date of redemption on a semiannual basis at the Treasury Rate (as defined in the applicable series of notes), plus 45 basis points, plus accrued interest on the notes to be redeemed to, but excluding, the date of redemption.  If a change of control triggering event occurs, unless the Company has exercised its option to redeem the notes, it will be required to offer to repurchase the notes at a purchase price equal to 101% of the principal amount of the notes plus accrued and unpaid interest to the date of redemption.  The notes are unsecured senior debt obligations and rank equally with all other unsecured senior indebtedness of the Company. The notes are not convertible or exchangeable.  Total issuance costs relating to this offering were $8 million, which included $7 million in underwriting fees.  The fair value of the notes as of November 30, 2014, August 31, 2014 and November 30, 2013 was $1.1 billion, $1.1 billion and $1.1 billion, respectively.  Fair value for these notes was determined based upon quoted market prices.

Other Borrowings

The Company periodically borrows under its commercial paper program and intends to borrow under it in future periods.  The Company had no activity under its commercial paper program during the first quarter of fiscal 2015.

On November 10, 2014, the Company and WBA entered into a Term Loan Credit Agreement (the Term Loan Agreement) providing the Company or, to the extent the Holdco Reorganization (as defined in the Term Loan Agreement) is consummated on or prior to the Alliance Boots Acquisition Closing Date (as defined in the Term Loan Agreement), WBA (the Company or WBA, as applicable, the Borrower), with the ability to borrow up to £1.45 billion on an unsecured basis to finance a portion of the Alliance Boots second step transaction, repay or refinance certain indebtedness of Walgreens, Alliance Boots GmbH and their respective subsidiaries and to pay related transaction costs.  Borrowings under the Term Loan Agreement will bear interest at a fluctuating rate per annum equal to the reserve adjusted Eurocurrency rate plus an applicable margin based on the Borrower’s credit ratings.

On November 10, 2014, the Company and WBA entered into a five-year unsecured, multicurrency revolving credit agreement (the Revolving Credit Agreement), replacing the prior agreements dated July 20, 2011 and July 23, 2012.  The Company will be the initial borrower under the Revolving Credit Agreement.  To the extent the Holdco Reorganization (as defined in the Revolving Credit Agreement) is consummated on or prior to the Alliance Boots Acquisition Closing Date (as defined in the Revolving Credit Agreement) (and subject to the satisfaction (or waiver) of certain other conditions set forth therein), WBA will also be a borrower under the Revolving Credit Agreement.  The new unsecured revolving credit agreement totals $2.25 billion, of which $375 million will be available for the issuance of letters of credit.  The total availability under the facility will increase to $3.0 billion, of which $500 million will be available for the issuance of letters of credit, upon the affirmative vote of the majority of common shares of the Company represented and entitled to vote at the Company’s shareholder meeting to approve the issuance of the necessary shares to complete the second step acquisition of Alliance Boots.  The issuance of letters of credit reduces the aggregate amount otherwise available under the revolving credit agreement for the making of revolving loans  Borrowings under the Revolving Credit Agreement will bear interest at a fluctuating rate per annum equal to, at the applicable borrower’s option, the alternate base rate or the reserve adjusted Eurocurrency rate, in each case, plus an applicable margin calculated based on the Company’s or, to the extent the Holdco Reorganization is consummated on or prior to the Alliance Boots Acquisition Closing Date, WBA’s credit ratings.  The Company’s ability to access these facilities is subject to compliance with the terms and conditions of the credit facilities, including financial covenants.  The covenants require the Company to maintain certain financial ratios related to the proportion of consolidated debt to total capitalization and priority debt, along with limitations on the sale of assets and purchases of investments.   At November 30, 2014, the Company was in compliance with all such covenants.  Total upfront fees related to the term loan and revolving credit agreement were $14 million.  The Company pays a facility fee to the financing banks to keep these lines of credit active.  At November 30, 2014, there were no letters of credit issued against these credit facilities.

Note 9.  Financial Instruments

The Company uses derivative instruments to manage its interest rate and foreign currency exposures associated with some of its fixed-rate borrowings.  The Company does not use derivative instruments for trading or speculative purposes.  All derivative instruments are recognized in the Consolidated Condensed Balance Sheets at fair value.  The Company designates interest rate swaps as fair value hedges of fixed-rate borrowings.  For derivatives designated as fair value hedges, the change in the fair value of both the derivative instrument and the hedged item are recognized in earnings in the current period.  The Company’s forward starting interest rate swaps entered in fiscal 2014 were used to hedge its anticipated debt issuance for debt obtained in November 2014 and were designated as cash flow hedges.  Changes in the fair value of cash flow hedges deemed effective are recognized in other comprehensive income.  At the inception of a hedge transaction, the Company formally documents the hedge relationship and the risk management objective for undertaking the hedge.  In addition, it assesses both at inception of the hedge and on an ongoing basis whether the derivative in the hedging transaction has been highly effective in offsetting changes in fair value of the hedged item and whether the derivative is expected to continue to be highly effective.  The impact of any ineffectiveness is recognized currently in earnings.

Counterparties to derivative financial instruments expose the Company to credit-related losses in the event of nonperformance, but the Company regularly monitors the creditworthiness of each counterparty.

Fair Value Hedges

In prior fiscal years, the Company entered into a series of interest rate swaps converting $750 million of its 5.250% fixed rate notes to a floating interest rate based on the six-month LIBOR in arrears plus a constant spread and an interest rate swap converting $250 million of its 5.250% fixed rate notes to a floating interest rate based on the one-month LIBOR in arrears plus a constant spread.  All swap termination dates coincide with the notes maturity date, January 15, 2019.  The changes in fair value of the notes attributable to the hedged risk are included in short-term and long-term debt on the Consolidated Condensed Balance Sheets (see Note 8).  For the three months ended November 30, 2014 and 2013, no material gains or losses were recorded from ineffectiveness.

Cash Flow Hedges

In fiscal 2014, the Company entered into a series of forward starting interest rate swap transactions locking in the then current three-month LIBOR interest rate on $1.5 billion of anticipated debt issuance, with expected maturity tenures of 10 and 30 years.  The swap transactions were designated as cash flow hedges where the changes in fair value were recorded in other comprehensive income.  Any ineffectiveness was recognized in interest expense on the Consolidated Condensed Statements of Earnings.  The Company’s cash flow hedges were terminated upon issuance of the hedged debt in November 2014, resulting in $63 million, $39 million net of tax, of loss recorded within other comprehensive income.  The loss is amortized through interest expense to the related debt using the effective interest method.

The notional amounts of derivative instruments designated as hedges outstanding as of November 30, 2014, August 31, 2014 and November 30, 2013 were as follows (In millions):

	November 30, 2014	August 31, 2014	November 30, 2013
Derivatives designated as fair value hedges:
Interest rate swaps	$1,000	$1,000	$1,000
Derivatives designated as cash flow hedges:
Forward interest rate swaps	-	1,500	-

The changes in fair value of the Company's debt that was swapped from fixed to variable rate and designated as fair value hedges are included in long-term debt on the Consolidated Condensed Balance Sheets (see Note 8).  At November 30, 2014, August 31, 2014 and November 30, 2013, the cumulative fair value adjustments resulted in an increase in long-term debt of $22 million, $12 million and $21 million, respectively.

The fair value and balance sheet presentation of derivative instruments at November 30, 2014, August 31, 2014 and November 30, 2013, were as follows (in millions):

	Location in Consolidated Condensed Balance Sheets	November 30, 2014	August 31, 2014	November 30, 2013
Asset derivatives designated as fair value hedges:
Interest rate swaps	Other non-current assets	$26	$16	$23
Liability derivatives designated as cash flow hedges:
Forward interest rate swaps	Other non-current liabilities	-	44	-

Warrants

The Company, Alliance Boots and AmerisourceBergen entered into a Framework Agreement dated as of March 18, 2013, pursuant to which (1) Walgreens and Alliance Boots together were granted the right to purchase a minority equity position in AmerisourceBergen, beginning with the right, but not the obligation, to purchase up to 19,859,795 shares of AmerisourceBergen common stock (approximately 7 percent of the then fully diluted equity of AmerisourceBergen, assuming the exercise in full of the warrants described below) in open market transactions; (2) the Company and Alliance Boots were each  issued (a) a warrant to purchase up to 11,348,456  shares of AmerisourceBergen common stock at an exercise price of $51.50 per share exercisable during a six-month period beginning in March 2016, and (b) a warrant to purchase up to 11,348,456 shares of AmerisourceBergen common stock at an exercise price of $52.50 per share exercisable during a six-month period beginning in March 2017.  The parties and affiliated entities also entered into certain related agreements governing relations between and among the parties thereto, including the Shareholders Agreement, the Transaction Rights Agreement and the Limited Liability Company Agreement of WAB Holdings LLC, a limited liability company jointly-owned by the Company and Alliance Boots for the purpose of acquiring and holding AmerisourceBergen common stock.

Foreign Currency Forwards

In fiscal 2015, the Company entered into a series of foreign currency forward contracts in anticipation of delivering the required currency needed to execute the second step transaction.  At November 30, 2014, the notional amounts on these forwards were approximately £4.0 billion and €600 million.  The Company did not elect hedge accounting on these instruments.

The Company reports its warrants and foreign currency forwards at fair value.  See Note 10 for additional fair value measurement disclosures.  The fair value and balance sheet presentation of derivative instruments not designated as hedges at November 30, 2014, August 31, 2014 and November 30, 2013, were as follows (In millions):

	Location in Consolidated Condensed Balance Sheets	November 30, 2014	August 31, 2014	November 30, 2013
Asset derivatives not designated as hedges:
Warrants	Other non-current assets	$844	$553	$408
Liability derivatives not designated as hedges:
Foreign currency forwards	Other current liabilities	96	-	-

Note 10.  Fair Value Measurements

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

Level 1 -	Quoted prices in active markets that are accessible at the measurement date for identical assets and liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.

Level 2 -	Observable inputs other than quoted prices in active markets.

Level 3 -	Unobservable inputs for which there is little or no market data available. The fair value hierarchy gives the lowest priority to Level 3 inputs.

Assets and liabilities measured at fair value on a recurring basis were as follows (In millions):

	November 30, 2014	Level 1	Level 2	Level 3
Assets:
Money market and commercial paper	$11,605	$11,605	$-	$-
Interest rate swaps(1)	26	-	26	-
Investment in AmerisourceBergen (2)	1,044	1,044	-	-
Warrants (3)	844	-	844	-
Liabilities:
Foreign currency forwards(4)	96	96	-	-

	August 31, 2014	Level 1	Level 2	Level 3
Assets:
Money market funds	$1,879	$1,879	$-	$-
Interest rate swaps(1)	16	-	16	-
Investment in AmerisourceBergen (2)	887	887	-	-
Warrants (3)	553	-	553	-
Liabilities:
Forward interest rate swaps(5)	44	-	44	-

	November 30, 2013	Level 1	Level 2	Level 3
Assets:
Money market funds	$360	$360	$-	$-
Interest rate swaps(1)	23	-	23	-
Investment in AmerisourceBergen (2)	599	599	-	-
Warrants (3)	408	-	408	-

(1)	Interest rate swaps are valued using six-month and one-month LIBOR in arrears rates. See Note 9 for additional disclosure regarding financial instruments.
(2)	The investment in AmerisourceBergen is valued using the closing stock price of AmerisourceBergen as of the balance sheet dates. See Note 6 for additional disclosures on available-for-sale investments.
(3)	Warrants were valued using a Monte Carlo simulation. Key assumptions used in the valuation include risk-free interest rates using constant maturity treasury rates; the dividend yield for AmerisourceBergen’s common stock; AmerisourceBergen’s common stock price at the valuation date; AmerisourceBergen’s equity volatility; the number of shares of AmerisourceBergen’s common stock outstanding; the number of AmerisourceBergen employee stock options and the exercise price; and the details specific to the warrants.
(4)	Foreign currency forwards are valued using published exchange rates on the respective balance sheet dates.
(5)	Forward interest rate swaps are valued using three-month LIBOR in arrears rates. See Note 9 for additional disclosure regarding financial instruments.

The Company reports its debt instruments under the guidance of ASC Topic 825, Financial Instruments, which requires disclosure of the fair value of the Company’s debt in the footnotes to the consolidated financial statements.  The fair value for all notes was determined based upon quoted market prices and therefore categorized as Level 1.  See Note 8 for further details.

Note 11.  Commitments and Contingencies

The Company is involved in legal proceedings and is subject to investigations, inspections, audits, inquiries and similar actions by governmental authorities, arising in the normal course of the Company’s business, including the matters described below.  Legal proceedings, in general, and securities and class action litigation, in particular, can be expensive and disruptive.  Some of these suits may purport or may be determined to be class actions and/or involve parties seeking large and/or indeterminate amounts, including punitive or exemplary damages, and may remain unresolved for several years. From time to time, the Company is also involved in legal proceedings as a plaintiff involving antitrust, tax, contract, intellectual property and other matters.  Gain contingencies, if any, are recognized when they are realized. The results of legal proceedings are often uncertain and difficult to predict, and the costs incurred in litigation can be substantial, regardless of the outcome. The Company believes that its defenses and assertions in pending legal proceedings have merit, and does not believe that any of these pending matters, after consideration of applicable reserves and rights to indemnification, will have a material adverse effect on the Company’s consolidated financial position.  However, substantial unanticipated verdicts, fines and rulings do sometimes occur.  As a result, the Company could from time to time incur judgments, enter into settlements or revise its expectations regarding the outcome of certain matters, and such developments could have a material adverse effect on its results of operations in the period in which the amounts are accrued and/or its cash flows in the period in which the amounts are paid.

On a quarterly basis, the Company assesses its liabilities and contingencies for outstanding legal proceedings and reserves are established on a case-by-case basis for those legal claims for which management concludes that it is probable that a loss will be incurred and that the amount of such loss can be reasonably estimated. Substantially all of these contingencies are subject to significant uncertainties and, therefore, determining the likelihood of a loss and/or the measurement of any loss can be complex.  With respect to litigation and other legal proceedings where the Company has determined that a loss is reasonably possible, the Company is unable to estimate the amount or range of reasonably possible loss in excess of amounts reserved due to the inherent difficulty of predicting the outcome of and uncertainties regarding such litigation and legal proceedings.  The Company’s assessments are based on estimates and assumptions that have been deemed reasonable by management, but that may prove to be incomplete or inaccurate, and unanticipated events and circumstances may occur that might cause the Company to change those estimates and assumptions.  Therefore, it is possible that an unfavorable resolution of one or more pending litigation or other contingencies could have a material adverse effect on the Company’s consolidated financial statements in a future fiscal period.  Management's assessment of current litigation and other legal proceedings, including the corresponding accruals, could change because of the discovery of facts with respect to legal actions or other proceedings pending against the Company which are not presently known.  Adverse rulings or determinations by judges, juries, governmental authorities or other parties could also result in changes to management’s assessment of current liabilities and contingencies. Accordingly, the ultimate costs of resolving these claims may be substantially higher or lower than the amounts reserved.

On June 11, 2013, the Company entered into a Settlement and Memorandum of Agreement (the Agreement) with the United States Department of Justice and the United States Drug Enforcement Administration (DEA) that settled and resolved all administrative and civil matters arising out of DEA's previously-disclosed concerns relating to the Company's distribution and dispensing of controlled substances. Under the terms of the Agreement, the Company paid an $80 million settlement amount, surrendered its DEA registrations for six pharmacies in Florida until May 26, 2014, and for its Jupiter, Florida distribution center until Sept. 13, 2014, and agreed to implement certain remedial actions.  In addition, the Company dismissed with prejudice its petition with the United States Court of Appeals for the District of Columbia Circuit that challenged certain enforcement authority of the DEA. On July 31, 2013 and August 13, 2013, putative shareholders filed derivative actions in federal court in the Northern District of Illinois against the Walgreens Board of Directors and Walgreen Co. as a nominal defendant (collectively, the defendants), arising out of the Company's June 2013 settlement with the DEA described above.  The actions assert claims for breach of fiduciary duty on the grounds that the directors allegedly should have prevented the events that led to the settlement.  The plaintiffs filed an amended consolidated complaint on October 4, 2013, pursuant to which they seek damages and other relief on behalf of the Company.  The defendants filed their motion to dismiss on December 3, 2013.  Subsequent thereto, the plaintiffs filed an opposition brief on February 7, 2014 and the defendants filed their reply brief on March 10, 2014.  In June 2014, the parties executed a settlement term sheet reflecting an agreement in principle to settle this matter, subject to, among other things, the execution of final settlement documentation and court approval.  On September 11, 2014, the defendants, denying all wrongdoing and liability, entered into a Stipulation and Agreement of Settlement whereby the Company agreed to certain corporate governance measures and the payment of up to $3.5 million for plaintiffs' counsel fees and costs in exchange for a complete release of all claims against all defendants.  The Court entered a final order approving the Stipulation and Agreement of Settlement on December 16, 2014.  The settlement of this matter will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

Note 12.  Stock Compensation Plans

The Walgreen Co. Omnibus Incentive Plan (the Omnibus Plan), which became effective in fiscal 2013, provides for incentive compensation to Walgreens non-employee directors, officers and employees, and consolidates into a single plan several previously existing equity compensation plans.  A total of 60.4 million shares became available for delivery under the Omnibus Plan.

The Company granted 4,102,510 and 6,385,078 stock options under the Omnibus Plan during the quarters ended November 30, 2014 and 2013, respectively.  Stock-based compensation expense, which includes stock option, restricted stock unit and performance share grants, was $31 million and $21 million for the quarters ended November 30, 2014 and 2013, respectively.  Compensation expense for any individual quarter may not be representative of compensation expense for the entire fiscal year.  Stock options granted in the current fiscal year had a weighted-average grant-date fair value of $14.64 using weighted average volatility, dividend yield and expected option life assumptions of 25.51%, 1.79% and 6.68 years, respectively, using the Black Scholes option pricing model.  In accordance with ASC Topic 718 Compensation – Stock Compensation, compensation expense is recognized on a straight-line basis over the employee's vesting period or to the employee's retirement eligible date, if earlier.  The recognized retiree eligible expense recorded in the quarters ended November 30, 2014 and 2013 was $1 million and $3 million, respectively.

The Company granted 904,952 and 610,887 restricted stock units under the Omnibus Plan for the quarters ended November 30, 2014 and 2013, respectively.  Restricted stock units granted in the current fiscal year had a weighted average grant date stock price of $63.83.  Dividends issued under the program, paid in the form of additional restricted stock units, totaled 20,554 units for the quarter ended November 30, 2014 and 21,298 units for the same period last year.  The Company also granted 480,323 and 697,132 performance shares under the Omnibus Plan for the quarters ended November 30, 2014 and 2013, respectively.  Performance shares granted in the current fiscal year had a weighted average grant date stock price of $65.31.  In accordance with ASC Topic 718, compensation expense is recognized on a straight line basis based on a three year cliff vesting schedule for restricted stock unit awards and straight line over a three year performance period, based on performance targets, for performance share awards.   For the quarters ended November 30, 2014 and 2013, respectively, the Company recognized $19 million and $10 million, of expense related to these plans, respectively.

Note 13.  Earnings Per Share

The dilutive effect of outstanding stock options on earnings per share is calculated using the treasury stock method.  Stock options are anti-dilutive and excluded from the earnings per share calculation if the exercise price exceeds the average market price of the common shares.  Outstanding options to purchase common shares that were anti-dilutive and excluded from the earnings per share calculation totaled 6,477,264 and 2,338,689 at November 30, 2014 and 2013, respectively.

Note 14.  Retirement Benefits

The principal retirement plan for employees is the Walgreen Profit-Sharing Retirement Trust to which both the Company and participating employees contribute.  The Company's contribution, which has historically related to FIFO earnings before interest and taxes (EBIT) and a portion of which is in the form of a guaranteed match, is determined annually at the discretion of the Board of Directors.  The profit-sharing provision was $75 million for the quarter compared to $80 million for the same period last year.

The Company provides certain health insurance benefits for retired employees who meet eligibility requirements, including age and years of service.  The costs of these benefits are accrued over the service life of the employee. The Company's postretirement health benefit plan is not funded.

Components of net periodic benefit costs (In millions):

	Three Months Ended November 30,
	2014	2013
Service cost	$3	$2
Interest cost	4	4
Amortization of actuarial loss	5	3
Amortization of prior service cost	(6)	(5)
Total postretirement benefit cost	$6	$4

Note 15.  Accumulated Other Comprehensive Income (Loss)

The following is a summary of net changes in accumulated other comprehensive income by component and net of tax for the three month periods ended November 30, 2014 and 2013 (In millions):

	Post- retirement Liability	Unrecognized Gains on Available-for- Sale Investments	Unrealized Loss on Cash Flow Hedges	Alliance Boots OCI	Foreign Currency Translation	Total
Balance at August 31, 2014	$15	$107	$(27)	$(100)	$183	$178
Other comprehensive income before reclassification adjustments	(2)	157	(20)	(16)	(49)	70
Amounts reclassified from accumulated OCI	-	-	-	-	-	-
Tax benefit (provision)	1	(58)	8	6	17	(26)
Net other comprehensive income (loss)	(1)	99	(12)	(10)	(32)	44
Balance at November 30, 2014	$14	$206	$(39)	$(110)	$151	$222

	Post- retirement Liability	Unrecognized Gains on Available-for- Sale Investments	Unrealized Loss on Cash Flow Hedges	Alliance Boots OCI	Foreign Currency Translation	Total
Balance at August 31, 2013	$63	$1	$-	$(59)	$(103)	$(98)
Other comprehensive income before reclassification adjustments	12	84	-	(52)	95	139
Amounts reclassified from accumulated OCI	-	-	-	-	-	-
Tax benefit (provision)	(4)	-	-	18	(33)	(19)
Net other comprehensive income (loss)	8	84	-	(34)	62	120
Balance at November 30, 2013	$71	$85	$-	$(93)	$(41)	$22

Note 16.  Depreciation and Amortization

The Company has recorded the following depreciation and amortization expense in the Consolidated Condensed Statements of Earnings (In millions):

	Three Months Ended November 30,
	2014	2013
Depreciation expense	$235	$235
Amortization expense	63	70
System development costs amortization	21	27
Total depreciation and amortization expense	$319	$332

Amortization expense for the quarter ended November 30, 2014 of $22 million, net of tax ($8 million from the step up of certain Alliance Boots assets and $14 million representing the Company’s share of amortization within Alliance Boots operations) is included in equity earnings in Alliance Boots on the Consolidated Condensed Statements of Earnings.  This compares to amortization expense of $21 million, net of tax ($8 million from the step up of certain Alliance Boots assets and $13 million representing the Company’s share of amortization within Alliance Boots operations) for the quarter ended November 30, 2013.

Note 17.  Supplemental Cash Flow Disclosures

Significant non-cash transactions in the three month period ended November 30, 2014, included $32 million for additional capital lease obligations. Cash interest paid for the three month period ended was $43 million compared to $41 million for the same period last year.  Cash paid for income taxes was $18 million and $45 million in the three months ended November 30, 2014 and 2013, respectively.

Note 18.  Recent Accounting Pronouncements

In November 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-17, Pushdown Accounting.  This ASU provides companies with the option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity.  The election to apply pushdown accounting can be made either in the period in which the change of control occurred, or in a subsequent period.  This ASU is effective as of November 18, 2014.  The adoption will not have a material impact on the Company’s results of operations, cash flows or financial position.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, as a new Topic, Accounting Standards Codification (ASC) Topic 606.  The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized.  The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU is effective for annual periods beginning after December 15, 2016 (fiscal 2018) and shall be applied retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption.  The Company is evaluating the effect of adopting this new accounting guidance but does not expect adoption will have a material impact on the Company’s results of operations, cash flows or financial position.

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

Note 19.  Subsequent Events

On December 19, 2014, the Company and WBA, entered into a Revolving Credit Agreement (the 364-Day Credit Agreement) with the lenders party thereto and Mizuho Bank, Ltd., as administrative agent.  The 364-Day Credit Agreement is a 364-day unsecured, multicurrency revolving facility.  The aggregate commitment of all lenders under the 364-Day Credit Agreement will be equal to $750 million.  The Company will be the initial borrower under the 364-Day Credit Agreement.  To the extent that the Reorg Merger is consummated on or prior to the date of the consummation of the second step transaction (and subject to the satisfaction (or waiver) of certain other conditions set forth therein), WBA will also be a borrower under the 364-Day Credit Agreement.  To the extent the Reorg Merger is consummated on or prior to the date of the consummation of the second step transaction, the Company will guarantee the punctual payment when due, whether at stated maturity, by acceleration or otherwise, of all obligations of WBA under the 364-Day Credit Agreement, which guarantee shall remain in full force and effect until certain conditions are met.

On December 29, 2014, the Company’s shareholders voted to approve all proposals related to the second step transaction and the Reorg Merger.  The Company currently expects to complete the second step transaction and the Reorg Merger on December 31, subject to the satisfaction of customary closing conditions.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with the financial statements and the related notes included elsewhere herein and our consolidated financial statements, accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Form 10-K for the year ended August 31, 2014, as amended.  This discussion contains forward-looking statements that involve risks and uncertainties.  Our actual results may differ materially from those discussed in forward-looking statements.  Factors that might cause a difference include, but are not limited to, those discussed under “Cautionary Note Regarding Forward-Looking Statements” below and in Item 1A “Risk Factors” in our Form 10-K for the year ended August 31, 2014, as amended.

INTRODUCTION

Walgreens is principally a retail drugstore chain that sells prescription and non-prescription drugs and general merchandise.  General merchandise includes, among other things, convenience and fresh foods, household items, personal care, photofinishing and beauty care.  We offer customers the choice to have prescriptions filled at our retail pharmacies as well as through the mail, telephone or online including through our mobile application.  At November 30, 2014, we operated 8,330 locations in 50 states, the District of Columbia, Puerto Rico, and the U.S. Virgin Islands.  Total locations do not include 430 Healthcare Clinics and 46 worksite pharmacies, which operate primarily within other Walgreens drugstores.  Total locations also do not include locations of unconsolidated partially owned entities such as Alliance Boots GmbH (Alliance Boots).

	Number of Locations
Location Type	November 30, 2014	November 30, 2013
Drugstores	8,230	8,200
Worksite Health and Wellness Centers	-	372
Infusion and Respiratory Services Facilities	89	96
Specialty Pharmacies	9	11
Mail Service Facilities	2	2
Total	8,330	8,681

The drugstore industry remains highly competitive where we compete with other drugstore chains, independent drugstores and mail order prescription providers.  We also compete with various other retailers including grocery stores, convenience stores, mass merchants, online pharmacies, warehouse clubs and dollar stores.

Our sales, gross profit margin and gross profit dollars are impacted by, among other things, both the percentage of prescriptions that we fill that are generic and the rate at which new generic drugs are introduced to the market.  In general, generic versions of drugs generate lower total sales dollars per prescription, but higher gross profit margins and gross profit dollars, as compared with patent-protected brand name drugs.  The positive impact on gross profit margins and gross profit dollars typically has been significant in the first several months after a generic version of a drug is first allowed to compete with the branded version, which is generally referred to as a “generic conversion.”  In any given year, the number of major brand name drugs that undergo a conversion from branded to generic status can increase or decrease, which can have a significant impact on our sales, gross profit margins and gross profit dollars.  Because any number of factors outside of our control or ability to foresee can affect timing for a generic conversion, we face substantial uncertainty in predicting when such conversions will occur and what effect they will have on particular future periods.  In fiscal 2014 and the first quarter of fiscal 2015, we experienced cost increases on a subset of generic drugs that historically experience deflation, some of which were significant.  We expect this generic inflation to continue throughout fiscal 2015.

The long-term outlook for prescription utilization is strong due in part to the aging population, the increasing utilization of generic drugs, the continued development of innovative drugs that improve quality of life and control healthcare costs, and the expansion of healthcare insurance coverage under the Patient Protection and Affordable Care Act (the ACA).  The ACA seeks to reduce federal spending by altering the Medicaid reimbursement formula (AMP) for multi-source drugs, and when implemented, is expected to reduce Medicaid reimbursements.  State Medicaid programs are also expected to continue to seek reductions in reimbursements independent of AMP.  We continuously face reimbursement pressure from pharmacy benefit management (PBM) companies, health maintenance organizations, managed care organizations and other commercial third party payers; our agreements with these payers are regularly subject to expiration, termination or renegotiation.  In addition, plan changes with rate adjustments often occur in January and our reimbursement arrangements may provide for rate adjustments at prescribed intervals during their term.  We experienced lower reimbursements in the first three months of fiscal 2015, as compared to the same period last year.

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

In August 2012, we acquired a 45% equity interest in Alliance Boots GmbH, which we account for using the equity method of accounting.  As part of the initial 45% investment, we also acquired the right, but not the obligation, to elect to acquire the remaining 55% interest in Alliance Boots, at any time during the period beginning February 2, 2015 and ending on August 2, 2015, in exchange for £3.133 billion in cash, payable in British Pounds Sterling, and 144,333,468 shares of Walgreens common stock, subject to certain specified potential adjustments (the call option).  On August 5, 2014, the Purchase and Option Agreement was amended to permit the exercise of the call option beginning on that date, and we, through an indirectly wholly-owned subsidiary to which we previously assigned our rights to the call option, exercised the call option on August 5, 2014.  Additional information regarding our investment in Alliance Boots and the pending second step transaction is available in our and Walgreens Boots Alliance's filings with the SEC, including our Form 8-K filed on May 15, 2014 that includes Alliance Boots' audited consolidated financial statements (prepared in accordance with International Financial Reporting Standards as issued by the International Accounting Standards Board (IFRS) and audited in accordance with U.S. GAAS), comprised of the statements of financial position at March 31, 2014 and 2013 of Alliance Boots and its subsidiaries (the Group) and the related Group income statements, Group statements of comprehensive income, Group statements of changes in equity and Group statements of cash flows for each of the years in the three-year period ended March 31, 2014, and our Form 8-K filed on September 16, 2014 that includes certain unaudited pro forma consolidated financial information related to the pending Transactions (as defined below).

In addition, we plan to complete, immediately prior to the completion of the second step transaction, a reorganization of Walgreens into a holding company structure (the Reorganization, and together with the second step transaction and the related share issuance, the Transactions), under which Walgreens would become a wholly-owned subsidiary of a new Delaware corporation named "Walgreens Boots Alliance, Inc." (WBA) and Walgreen Co. shareholders immediately prior to the Reorganization would become shareholders of WBA, with shares of Walgreen Co. common stock being converted automatically into shares of WBA common stock on a one-for-one basis.  The Reorganization is conditioned upon the second step transaction being completed immediately following the completion of the Reorganization.  The second step transaction is not conditioned on the completion of the Reorganization.  Closing of the Transactions is expected to occur on December 31, 2014, subject to customary closing conditions.

We account for our 45% investment in Alliance Boots using the equity method of accounting.  Investments accounted for under the equity method are recorded initially at cost and subsequently adjusted for our share of the net income or loss and cash contributions and distributions to or from these entities.  Net income reported by Alliance Boots is translated from British Pounds Sterling at the average rate for the period.  The investment is recorded as Equity Investment in Alliance Boots in the Consolidated Condensed Balance Sheets.  Our investment in Alliance Boots was recorded with a value of $7.3 billion on our November 30, 2014 Consolidated Condensed Balance Sheet, which represented 29.0% of our long-lived assets as of that date.  Because our investment in Alliance Boots is denominated in a foreign currency (British Pounds Sterling), translation gains or losses impact the value of the investment.  We utilize a three-month lag in reporting equity income from our investment in Alliance Boots, reported as Equity Earnings in Alliance Boots on the Consolidated Condensed Statements of Earnings.  See Note 5 to our unaudited Consolidated Condensed Financial Statements for additional information regarding our equity method investments.

Upon closing of the second step transaction, Alliance Boots will be included in our consolidated financial statements.  Subject to the closing of the second step transaction, we expect to eliminate the reporting lag beginning with the second quarter of fiscal 2015.

Fiscal 2015 combined synergies across both companies are estimated to be approximately $650 million. The three-month lag impacts the quarterly and fiscal year timing of when Alliance Boots results and synergies are reflected in the equity earnings in Alliance Boots included in our financial statements.  See "Cautionary Note Regarding Forward-Looking Statements" below.

The Alliance Boots business is seasonal in nature, typically generating a higher proportion of revenue and earnings in the winter holiday and cold and flu season.  Because we have utilized a three-month lag in reporting equity income from our investment in Alliance Boots, the results of Alliance Boots for June, July and August are reflected in the equity income included in our financial statements for the fiscal quarter ending November 30.  See “Cautionary Note Regarding Forward-Looking Statements” below.

On March 19, 2013, we, in conjunction with Alliance Boots and AmerisourceBergen Corporation (AmerisourceBergen) announced various agreements and arrangements, including a ten-year pharmaceutical distribution agreement between ourselves and AmerisourceBergen pursuant to which we will source branded and generic pharmaceutical products from AmerisourceBergen; an agreement which provides AmerisourceBergen the ability to access generics and related pharmaceutical products through Walgreens Boots Alliance Development GmbH, a global sourcing joint venture between ourselves and Alliance Boots; and agreements and arrangements pursuant to which we and Alliance Boots together have the right, but not the obligation, to purchase a minority equity position in AmerisourceBergen and gain associated representation on AmerisourceBergen's board of directors in certain circumstances.  In fiscal 2014, AmerisourceBergen began distributing all branded and generic pharmaceutical products that we historically sourced from distributors, suppliers or were self-distributed; the distribution transition was substantially complete at August 31, 2014.  In addition to the information in this report, please refer to our Current Report on Form 8-K filed on March 20, 2013, for more detailed information regarding these agreements and arrangements.

STORE CLOSURES AND COST REDUCTION INITIATIVES

On March 24, 2014, our Board of Directors approved a plan to close underperforming stores in efforts to optimize and focus resources in a manner intended to increase shareholder value.  As of November 30, 2014, we have closed 68 locations, one of which was closed in the first three months of fiscal 2015.  Pre-tax charges recognized in fiscal 2015 were $17 million primarily from lease termination costs.  This store optimization plan is expected to result in an annual operating income benefit of $40 million to $50 million beginning in fiscal 2015.  The amounts and timing of all estimates are subject to change.  The actual amounts and timing may vary materially based on various factors, including the timing and number of store closings; the timing and amount of sublease income and other lease expense; factors relating to real estate including sale proceeds; asset write-downs and other factors affecting inventory value; changes in management’s assumptions; and other factors.  See “Cautionary Note Regarding Forward-Looking Statements” below.

In addition, as part of our goal to establish an efficient global platform, we are pursuing a multi-faceted cost-reduction initiative across the enterprise with the goal of realizing $1 billion in cost savings by the end of fiscal 2017.  This effort is focused on several areas including corporate costs, distribution costs, field costs and store costs.  The Company anticipates that aspects of this multi-faceted plan will result in restructuring and other special charges as it is implemented over the next three fiscal years.  See "Cautionary Note Regarding Forward-Looking Statements" below.

OPERATING STATISTICS

	Percentage Increases/(Decreases)
	Three Months Ended November 30,
	2014	2013
Net Sales	6.7	5.9
Net Earnings Attributable to Walgreen Co.	16.4	68.3
Comparable Drugstore Sales	5.7	5.4
Prescription Sales	9.0	7.3
Comparable Drugstore Prescription Sales	8.1	7.2
Front-End Sales	2.3	3.3
Comparable Drugstore Front-End Sales	1.5	2.4
Gross Profit	2.8	1.0
Selling, General and Administrative Expenses	1.8	(0.4)

	Percent to Net Sales
	Three Months Ended November 30,
	2014	2013
Gross Margin	27.1	28.1
Selling, General and Administrative Expenses	22.8	23.9

	Other Statistics
	Three Months Ended November 30,
	2014	2013
Prescription Sales as a % of Net Sales	66.8	64.7
Third Party Sales as a % of Total Prescription Sales	96.6	95.8
Number of Prescriptions (in millions)	181	175
Comparable Prescription % Increase	2.9	3.3
30 Day Equivalent Prescriptions (in millions) *	222	213
Comparable 30 Day Equivalent Prescription % Increase *	4.1	5.5
Total Number of Locations	8,330	8,681

* Includes the adjustment to convert prescriptions greater than 84 days to the equivalent of three 30-day prescriptions. This adjustment reflects the fact that these prescriptions include approximately three times the amount of product days supplied compared to a normal prescription.

RESULTS OF OPERATIONS

Net earnings attributable to Walgreen Co. for the first quarter ended November 30, 2014 were $809 million, or $0.85 per diluted share.  This was a 16.4% increase in net earnings over the same quarter last year.  The net earnings increase in the quarter was primarily attributable to lower selling, general and administrative expenses as a percentage of sales, a lower effective income tax rate, gains on fair market value adjustments related to the AmerisourceBergen warrants and an increase in net sales partially offset by lower gross margins, losses on unhedged forward currency contracts and a higher interest expense.  Included in the quarter net earnings and net earnings per diluted share, respectively, was income of $222 million, or $0.23 per diluted share, related to combined fair value adjustments and amortization related to both our and Alliance Boots warrants to purchase AmerisourceBergen common stock; $86 million of income, or $0.09 per diluted share, from the partial release of a capital loss valuation allowance; expense of $96 million, or $0.10 per diluted share, from fair market value adjustments on foreign currency forward contracts; $58 million, or $0.06 per diluted share, in acquisition-related amortization; $41 million, or $0.04 per diluted share, in Alliance Boots related tax; $34 million, or $0.03 per diluted share, from the quarter’s LIFO provision; $18 million, or $0.02 per diluted share, of store closure and other optimization costs;  $16 million, or $0.02 per diluted share, of other acquisition-related costs; and $9 million, or $0.01 per diluted share, of incremental interest expense on Walgreens Boots Alliance, Inc. notes.  Included in the first quarter ended November 30, 2013 net earnings and net earnings per diluted share, respectively, was income of $161 million, or $.17 per diluted share, related to fair value adjustments and amortization related to both our and Alliance Boots warrants to purchase AmerisourceBergen common stock; $58 million, or $.06 per diluted share, in acquisition-related amortization; $37 million, or $.04 per diluted share, from the quarter's LIFO provision; $28 million, or $.03 per diluted share, in Alliance Boots related tax;  $16 million, or $.02 per diluted share, of other acquisition-related costs and $15 million, or $.02 per diluted share, of store closure and other optimization costs.

Net sales for the quarter ended November 30, 2014 increased by 6.7% to $19.6 billion.  Sales increased from higher comparable store sales and new stores, each of which includes an indeterminate amount of market-driven price changes.  Sales in comparable drugstores were up 5.7% in the quarter ended November 30, 2014.  Comparable drugstores are defined as those that have been open for at least twelve consecutive months without closure for seven or more consecutive days and without a major remodel or a natural disaster in the past twelve months.  Relocated and acquired stores are not included as comparable stores for the first twelve months after the relocation or acquisition.  We operated 8,330 locations (8,230 drugstores) as of November 30, 2014, compared to 8,681 locations (8,200 drugstores) a year earlier.

Prescription sales increased by 9.0% in the current quarter and represented 66.8% of total net sales.  In the prior year, prescription sales increased 7.3% and represented 64.7% of total net sales. Comparable drugstore prescription sales were up 8.1% in the quarter ended November 30, 2014.  The effect of generic drugs, which have a lower retail price, replacing brand name drugs reduced prescription sales by 1.9% in the current quarter versus 0.9% in the same period last year.  The effect of generics on total net sales was a reduction of 1.1% in the current quarter compared to 0.5% in the prior year’s quarter.  Third party sales, where reimbursement is received from managed care organizations, the government, employers or private insurers, were 96.6% of prescription sales for the quarter ended November 30, 2014 compared to 95.8% in the prior year.  We receive market driven reimbursements from third party payers based on negotiated and contracted reimbursement rates, a number of which typically reset in January.  The total number of prescriptions filled for the current quarter (including immunizations) was approximately 181 million compared to 175 million for the same period last year.  Prescriptions adjusted to 30 day equivalents were 222 million in the current quarter versus 213 million in last year’s quarter

Front-end sales increased 2.3% for the current quarter and were 33.2% of total net sales.  In comparison, prior year front end sales increased 3.3% for the quarter and comprised 35.3% of total net sales. Comparable drugstore front-end sales increased 1.5% for the current quarter compared to the prior year which increased 2.4% in the quarter.  The increase in comparable front-end sales in the current quarter was primarily attributed to an increase in basket size partially offset by lower customer traffic.

Gross margin as a percent of sales was 27.1% in the current quarter compared to 28.1% last year.  Retail pharmacy margins were negatively impacted in the quarter by lower third-party reimbursements; generic drug price inflation; an increase in Medicare Part D mix including the strategy to continue driving 90-day prescriptions at retail; and the mix of specialty drugs, which carry a lower margin percentage.  The decrease in retail pharmacy margins were partially offset by additional brand-to-generic drug conversions compared with the prior year period.  Front-end margins were positively impacted in the current quarter primarily from the convenience and fresh foods, household items and non-prescription drug categories partially offset by the photofinishing and seasonal categories.

Gross profit dollars for the quarter ended November 30, 2014 increased $144 million, or 2.8%, compared to the same period last year.  The increase is attributed to higher sales volumes partially offset by lower retail pharmacy margins.

We use the LIFO method of inventory valuation, which can only be determined annually when inflation rates and inventory levels are finalized; therefore, LIFO inventory costs for the interim financial statements are estimated.  Cost of sales included a LIFO provision of $52 million for the quarter ended November 30, 2014, versus $58 million in the same period a year ago.  In the current quarter, our estimated annual inflation rate was 2.50% compared to 2.75% last year.

Selling, general and administrative expenses as a percentage of sales were 22.8% for the first quarter compared to 23.9% in the same period a year ago.  As a percentage of sales, expenses in the current quarter were lower primarily due to lower store compensation costs, store occupancy costs, and advertising expenses, partially offset by increased acquisition related expenses.

Selling, general and administrative expense dollars increased $77 million or 1.8% over the first quarter of the prior year.  The current quarter’s growth rate includes 1.1% of new store expenses, 0.6% of comparable store and headquarters expenses and 0.2% of store closure and other optimization costs which were partially offset by 0.1% of lower acquisition related amortization.

Equity earnings in the 45% Alliance Boots equity method investment for both of the three month periods ended November 30, 2014 and 2013 were $151 million.  The current quarter included $42 million of income in fair value adjustments and amortization related to Alliance Boots warrants to purchase AmerisourceBergen common stock.  The current quarter also included a gain of $23 million related to previously held equity interest from the Alliance Boots acquisition of the remaining 50% of UniDrug Distribution Group.  Earnings also reflect $10 million ($8 million net of tax) of incremental acquisition-related amortization in the current and prior year’s quarter.  The prior year’s equity earnings included an income tax benefit of $71 million from remeasuring deferred tax balances related to UK tax law changes enacted in July 2013, which reduced the future income tax rate for UK entities.

Other income for the three month period ended November 30, 2014 was $199 million compared to $225 million in the prior year.  The change in fair value of our AmerisourceBergen warrants, primarily attributable to the change in the price of AmerisourceBergen's common stock, resulted in recording other income of $290 million and $220 million for the three month periods ended November 30, 2014 and 2013, respectively.  We recorded other income relating to the amortization of the deferred credit associated with the initial value of the warrants of $5 million in both the current quarter and the prior year’s comparable quarter.  Other income in the current year also included an expense of $96 million related to our foreign currency forward contracts for which we have elected not to apply hedge accounting treatment

Interest was a net expense of $55 million in the quarter compared to $41 million for the prior quarter.  Interest expense is net of capitalized construction projects which was immaterial in the current year compared to $2 million in the prior year.  The increase in interest expense in the current quarter is primarily due to the notes issued by Walgreens Boots Alliance, Inc., which were issued to fund a portion of the cash consideration payable in connection with second step transaction and to refinance substantially all of existing Alliance Boots borrowings.

The effective tax rate was 26.4% compared to 36.8% in the prior year's quarter.  The decrease in the current year's effective tax rate, as compared to last year's rate is primarily attributed to the Company recognizing a discrete tax benefit of $86 million of previously unrecognized capital loss deferred tax assets due to the Company generating capital gain income from sale-leaseback transactions in the current period and its expectations of generating additional capital gain income in the second quarter of the current year.  Excluding the benefit of this discrete item, the Company’s effective tax rate for the current quarter was 33.9%.  Additional factors contributing to the current year’s reduced tax rate include incremental foreign source earnings taxed at lower tax rates, partly offset by increased expenses for which no tax benefit will be realized.  If future transactions occur which generate sufficient capital gain income, the Company may recognize additional discrete tax benefits for previously unrecognized capital loss deferred tax assets in future periods.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $12.9 billion at November 30, 2014, compared to $1.0 billion at November 30, 2013.  Short-term investment objectives are to minimize risk, maintain liquidity and maximize after-tax yields.  To attain these objectives, investment limits are placed on the amount, type and issuer of securities.  Investments are principally in U.S. Treasury market funds.

Our long-term capital policy is to maintain a strong balance sheet and financial flexibility; reinvest in our core strategies; invest in strategic opportunities that reinforce our core strategies and meet return requirements; and return surplus cash flow to shareholders in the form of dividends and share repurchases over the long term.

Net cash provided by operating activities for the three months ended November 30, 2014, was $1.0 billion compared to $133 million a year ago. When compared to the prior year, cash from operating activities increased primarily as a result of changes in working capital balances.  For the three months ended November 30, 2014, working capital provided $189 million of cash as compared to the prior year, where working capital was a cash outflow of $846 million.  Prior year’s working capital outflow reflected the impact of the AmerisourceBergen distribution transition.  Cash provided by operations is the principal source of funds for expansion, acquisitions, store remodeling programs, dividends to shareholders and stock repurchases.

Net cash used for investing activities was $55 million for the three months ended November 30, 2014 compared to $925 million in the first quarter last year.  The Company had business and intangible asset acquisitions in the current year totaling $13 million compared to $243 million in the prior period, primarily from the acquisition of Kerr Drug.  Proceeds from the sale of assets, primarily from our sale-leaseback activity, provided $294 million during the current year compared with $14 million in the prior year.  In the prior year, the Company purchased $290 million of AmerisourceBergen common stock.  Additions to property and equipment were $335 million compared to $364 million last year.  During the first three months, we added a total of 49 locations (21 net) compared to 132 last year (99 net).  There were 2 owned locations added during the first three months and 16 under construction at November 30, 2014 versus 14 owned locations added and 55 under construction last year.

	Drugstores	Infusion and Respiratory Services	Specialty Pharmacies	Mail Service	Total
August 31, 2014	8,207	91	9	2	8,309
New/Relocated	49	-	-	-	49
Acquired	-	-	-	-	-
Closed/Replaced	(26)	(2)	-	-	(28)
November 30, 2014	8,230	89	9	2	8,330

Capital expenditures for fiscal 2015 are expected to be approximately $1.7 billion, excluding business acquisitions, joint ventures and prescription file purchases, although the actual amount may vary depending upon a variety of factors, including, among other things, the timing of implementation of certain capital projects.  We expect to add approximately 60 to 120 new drugstores is fiscal 2015.

Net cash provided by financing activities was $9.2 billion compared to a net use of $345 million in the prior year.  In the current year, WBA received proceeds from public offerings of $8.0 billion of U.S. dollar denominated debt and approximately $2.0 billion of Euro and Pound Sterling denominated debt.  The proceeds from these offerings will be used to fund a portion of the cash consideration payable in connection with second step transaction, refinance substantially all of existing Alliance Boots borrowings and pay related fees and expenses.  Following the completion of the second step transaction, a portion of the net proceeds from the issuance of the notes may also be used for general corporate purposes, including the repayment and/or refinancing of existing WBA or Walgreen Co. obligations.  We repurchased shares to support the needs of the employee stock plans totaling $500 million this year compared to $205 million last year.  Proceeds related to employee stock plans were $112 million during the first three months of fiscal 2015 versus $173 million for the same period last year.  Cash dividends paid were $322 million during the first three months of fiscal 2015 versus $298 million for the same period a year ago.

In connection with our capital policy, our Board of Directors has authorized share repurchase programs and set a long-term dividend payout ratio target between 30 and 35 percent of net earnings attributable to Walgreen Co.  In August 2014, our Board of Directors authorized the 2014 stock repurchase program which allows for the repurchase of up to $3.0 billion of the Company’s common stock prior to its expiration on August 31, 2016.  We did not purchase any shares under the program in the first three months of fiscal 2015.

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

We periodically borrow under our commercial paper program and intend to borrow under it in future periods.  We had no activity under our commercial paper program during the first quarter of fiscal 2015.

On November 10, 2014,  we entered into a term loan agreement which provides the ability to borrow up to £1.45 billion to finance a portion of the Alliance Boots second step transaction, repay or refinance certain indebtedness of Walgreens, Alliance Boots GmbH and their respective subsidiaries and to pay related transaction costs.  Borrowings under the term loan agreement will bear interest at a fluctuating rate per annum equal to the reserve adjusted Eurocurrency rate plus an applicable margin based on the Company’s credit ratings.

On November 10, 2014, we entered into a five-year unsecured, multicurrency revolving credit agreement, replacing the prior agreements dated July 20, 2011 and July 23, 2012.  The new unsecured revolving credit agreement totals $2.25 billion, of which $375 million will be available for the issuance of letters of credit.  The total availability under the facility will increase to $3.0 billion, of which $500 million will be available for the issuance of letters of credit, upon the affirmative vote of the majority of common shares of Walgreens represented and entitled to vote at a Walgreens shareholder meeting to approve the issuance of the necessary shares to complete the second step acquisition of Alliance Boots.  The issuance of letters of credit reduces the aggregate amount otherwise available under the revolving credit agreement for the making of revolving loans.  Our ability to access these facilities is subject to compliance with the terms and conditions of the credit facilities, including financial covenants.  The covenants require us to maintain certain financial ratios related to the proportion of consolidated debt to total capitalization and priority debt, along with limitations on the sale of assets and purchases of investments.   At November 30, 2014, we were in compliance with all such covenants.  The Company pays a facility fee to the financing banks to keep these lines of credit active.  At November 30, 2014, there were no letters of credit issued against these credit facilities.

On December 19, 2014, the Company and WBA, entered into a Revolving Credit Agreement (the 364-Day Credit Agreement) with the lenders party thereto and Mizuho Bank, Ltd., as administrative agent.  The 364-Day Credit Agreement is a 364-day unsecured, multicurrency revolving facility.  The aggregate commitment of all lenders under the 364-Day Credit Agreement will be equal to $750 million.  The Company will be the initial borrower under the 364-Day Credit Agreement.  To the extent that the Reorg Merger is consummated on or prior to the date of the consummation of the second step transaction (and subject to the satisfaction (or waiver) of certain other conditions set forth therein), WBA will also be a borrower under the 364-Day Credit Agreement.  To the extent the Reorg Merger is consummated on or prior to the date of the consummation of the second step transaction, the Company will guarantee the punctual payment when due, whether at stated maturity, by acceleration or otherwise, of all obligations of WBA under the 364-Day Credit Agreement, which guarantee shall remain in full force and effect until certain conditions are met.  See the Current Report on Form 8-K filed by the Company on December 24, 2014 for further details.

As of December 29, 2014, the credit ratings of Walgreen Co. and Walgreens Boots Alliance, Inc. were:

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

On August 5, 2014, we entered into an amendment to the Purchase and Option Agreement, which among other things, accelerated the option period to the period beginning August 5, 2014 and ending February 5, 2015.  Pursuant to the amendment, we exercised the call option on August 5, 2014 and are obligated to make a cash payment of £3.133 billion (equivalent to approximately $4.9 billion based on exchange rates as of November 30, 2014) and issue approximately 144.3 million shares of common stock, with the amount and form of such consideration being subject to adjustment in certain circumstances.  We (or WBA, if the Reorganization is completed) also would assume the then-outstanding debt of Alliance Boots upon the closing of the second step transaction.  As of its March 31, 2014 fiscal year end, Alliance Boots had total borrowings of approximately £5.7 billion (equivalent to approximately $9.4 billion based on exchange rates as of March 31, 2014).  We also expect to incur other fees and expenses associated with the closing of the transaction.

Pursuant to our arrangements with AmerisourceBergen and Alliance Boots, we and Alliance Boots have the right, but not the obligation, to purchase a minority equity position in AmerisourceBergen over time pursuant to open market purchases and warrants to acquire AmerisourceBergen common stock.  WAB Holdings, LLC, an entity jointly owned by Walgreens and Alliance Boots, which is consolidated by Walgreens, can acquire up to 19,859,795 shares which represents approximately 7% of the outstanding AmerisourceBergen common stock on a fully-diluted basis, assuming exercise in full of the warrants.  The amount of permitted open market purchases is subject to increase in certain circumstances.  We have purchased a total of approximately 11.5 million AmerisourceBergen shares in the open market.  We have funded and plan to continue to fund these purchases over time through cash contributions to WAB Holdings.  Share purchases may be made from time to time in open market transactions or pursuant to instruments and plans complying with Rule 10b5-1.

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

Letters of credit are issued to support purchase obligations and commitments (as reflected on the Contractual Obligations and Commitments table) as follows (in millions):

November 30, 2014
Inventory purchase commitments	$99
Insurance	289
Real estate development	5
Total	$393

We have no off-balance sheet arrangements other than those disclosed on the Contractual Obligations and Commitments table.  Both on-balance sheet and off-balance sheet financing alternatives are considered when pursuing our capital structure and capital allocation objectives.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The following table lists our contractual obligations and commitments as of November 30, 2014:

	Payments Due by Period (In millions)
	Total	Less than 1 Year	1-3 Years	3-5 Years	Over 5 Years
Operating leases (1)	$33,561	$2,508	$4,969	$4,622	$21,462
Purchase obligations(2):
Open inventory purchase orders	1,216	1,216	-	-	-
Real estate development	177	135	38	4	-
Other corporate obligations	820	332	303	168	17
Alliance Boots purchase option exercise(3)	4,900	4,900	-	-	-
Long-term debt*	14,535	774	2,507	2,253	9,001
Interest payment on long-term debt	5,630	468	890	798	3,474
Insurance*	607	167	233	121	86
Retiree health*	430	12	28	34	356
Closed location obligations*	265	49	58	39	119
Capital lease obligations*(1)	519	15	31	30	443
Finance lease obligations*(1)	268	-	1	1	266
Other long-term liabilities reflected on the balance sheet*(4)	1,340	106	235	181	818
Total	$64,268	$10,682	$9,293	$8,251	$36,042
* Recorded on balance sheet.

(1)	Amounts for operating leases, capital leases and finance leases do not include certain operating expenses under these leases such as common area maintenance, insurance and real estate taxes. These expenses for the Company's most recent fiscal year were $429 million.
(2)	Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including open purchase orders.
(3)	Pursuant to the Alliance Boots Purchase and Option Agreement, as amended, the Company is required to make a cash payment of £3.133 billion (approximately $4.9 billion at November 30, 2014) if the second step transaction is completed. The Company is also required to issue approximately 144.3 million common shares if the second step transaction is completed and would assume the then-outstanding debt of Alliance Boots upon closing of the transaction, neither of which is reflected in the above table.
(4)	Includes $141 million ($80 million in 1-3 years, $51 million in 3-5 years and $10 million over 5 years) of unrecognized tax benefits recorded under Accounting Standards Codification Topic 740, Income Taxes.

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

On August 5, 2014, we entered into an amendment to the Purchase and Option Agreement, which among other things, accelerated the option period to the period beginning August 5, 2014 and ending February 5, 2015.  Pursuant to the amendment, we exercised the call option on August 5, 2014 and are obligated to make a cash payment of £3.133 billion (equivalent to approximately $4.9 billion based on exchange rates as of November 30, 2014) and issue approximately 144.3 million shares of our common stock, with the amount and form of such consideration being subject to adjustment in certain circumstances.  We also would assume the then-outstanding debt of Alliance Boots upon the closing of the second step transaction.

In addition, pursuant to our arrangements with AmerisourceBergen and Alliance Boots, we and Alliance Boots have the right, but not the obligation, to purchase a minority equity position in AmerisourceBergen over time, including open market purchases and warrants to acquire AmerisourceBergen common stock.  If we elect to exercise the two warrants issued by AmerisourceBergen in full, Walgreens would, subject to the terms and conditions of such warrants, be required to make a cash payment of approximately $584.4 million in connection with the exercise of the first warrant during a six-month period beginning in March 2016 and $595.8 million in connection with the exercise of the second warrant during a six-month period beginning in March 2017.  Similarly, if Alliance Boots elects to exercise the two warrants issued by AmerisourceBergen in full, Alliance Boots would, subject to the terms and conditions of such warrants, be required to pay AmerisourceBergen similar amounts upon the exercise of their warrants in 2016 and 2017.  If the second step transaction is completed, Walgreens would acquire the warrants held by Alliance Boots and be required to make cash payments of approximately $1.2 billion in order to exercise each tranche of warrants.  Our and Alliance Boots ability to invest in equity in AmerisourceBergen above certain thresholds is subject to the receipt of regulatory approvals.  See “Liquidity and Capital Resources” above.

CRITICAL ACCOUNTING POLICIES

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and include amounts based on management’s prudent judgments and estimates.  Actual results may differ from these estimates.  Management believes that any reasonable deviation from those judgments and estimates would not have a material impact on our consolidated financial position or results of operations.  To the extent that the estimates used differ from actual results, however, adjustments to the statement of earnings and corresponding balance sheet accounts would be necessary.  These adjustments would be made in future statements.  For a discussion of the Company’s significant accounting policies, please see our Annual Report on Form 10-K for the fiscal year ended August 31, 2014, as amended.  Some of the more significant estimates include goodwill and other intangible asset impairment, allowance for doubtful accounts, vendor allowances, asset impairments, liability for closed locations, liability for insurance claims, cost of sales and income taxes.  We use the following methods to determine our estimates:

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

The underlying net assets of the Company’s equity method investment in Alliance Boots include goodwill and indefinite-lived intangible assets.  These assets are evaluated for impairment annually or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.  Based on the Company’s evaluation as of August 31, 2014, the fair value of one of the Alliance Boots pharmaceutical wholesale reporting units did not exceed its carrying value by a significant amount.  The Company utilizes a three-month lag in reporting its share of equity income in Alliance Boots, including for this reporting unit.  Goodwill allocated to this reporting unit by Alliance Boots as of August 31, 2014 was £248 million, £112 million based on the Company’s 45% ownership percentage (approximately $185 million using August 31, 2014 exchange rates).  The Company will continue to monitor this reporting unit in accordance with Accounting Standards Codification 350, Intangibles – Goodwill and Other.

Income taxes -
In determining our provision for income taxes, we use an annual effective income tax rate based on full-year income, permanent differences between book and tax income, the relative proportion of foreign and domestic income, statutory income tax rates, projections of income subject to Subpart F rules and unrecognized tax benefits related to current year results. Discrete events such as our assessment of the ultimate outcome of tax audits, audit settlements, recognizing previously unrecognized tax benefits due to lapsing of the applicable statute of limitations, recognizing or de-recognizing benefits of deferred tax assets due to future year financial statement results and changes in tax laws are recognized in the period in which they occur.

We are subject to routine income tax audits that occur periodically in the normal course of business.  U.S. federal, state, local and foreign tax authorities raise questions regarding our tax filing positions, including the timing and amount of deductions and the allocation of income among various tax jurisdictions. In evaluating the tax benefits associated with our various tax filing positions, we record a tax benefit for uncertain tax positions using the highest cumulative tax benefit that is more likely than not to be realized. Adjustments are made to our liability for unrecognized tax benefits in the period in which we determine the issue is effectively settled with the tax authorities, the statute of limitations expires for the return containing the tax position or when more information becomes available.  As of November 30, 2014, all of the Company’s unrecognized tax benefits were reported as non-current tax liabilities.  Based on current knowledge, the Company does not expect significant changes to its existing unrecognized tax benefits during the next 12 months.

RECENT ACCOUNTING PRONOUNCEMENTS

In November 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-17, Pushdown Accounting.  This ASU provides companies with the option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity.  The election to apply pushdown accounting can be made either in the period in which the change of control occurred, or in a subsequent period.  If the election is made in a subsequent period, it would be considered a change in accounting principle and treated in accordance with Topic 250, Accounting Changes and Error Corrections.  This ASU is effective as of November 18, 2014.  The adoption will not have a material impact on the Company’s results of operations, cash flows or financial position.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, as a new Topic, Accounting Standards Codification (ASC) Topic 606.  The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized.  The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU is effective for annual periods beginning after December 15, 2016 (fiscal 2018) and shall be applied retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption.  The Company is evaluating the effect of adopting this new accounting guidance but does not expect adoption will have a material impact on the Company’s results of operations, cash flows or financial position.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report and other documents that we file or furnish with the Securities and Exchange Commission contain forward-looking statements that are based on current expectations, estimates, forecasts and projections about our future performance, our business, our beliefs and our management's assumptions. In addition, we, or others on our behalf, may make forward-looking statements in press releases or written statements, on the Company's website or in our communications and discussions with investors and analysts in the normal course of business through meetings, webcasts, phone calls, conference calls and other communications.  Some of such forward-looking statements may be based on certain data and forecasts relating to our business and industry that we have obtained from internal surveys, market research, publicly available information and industry publications.  Industry publications, surveys and market research generally state that the information they provide has been obtained from sources believed to be reliable, but that the accuracy and completeness of such information is not guaranteed.  Statements that are not historical facts are forward-looking statements, including, without limitation, statements regarding our future financial and operating performance, as well as forward-looking statements concerning planned store closings in connection with our store optimization plan and the effects thereof, our investment in Alliance Boots GmbH and the other arrangements and transactions contemplated by the Purchase and Option Agreement and other agreements relating to our strategic partnership with Alliance Boots and their possible effects, our commercial agreement with AmerisourceBergen, the arrangements and transactions contemplated by our framework agreement with AmerisourceBergen and Alliance Boots and their possible effects, estimates of the impact of developments on our earnings, earnings per share and other financial and operating metrics, cough/cold and flu season, prescription volume, pharmacy sales trends, prescription margins, generic prescription drug inflation, number and location of new store openings, network participation, vendor, payer and customer relationships and terms, possible new contracts or contract extensions, competition, economic and business conditions, outcomes of litigation and regulatory matters, the level of capital expenditures, industry trends, demographic trends, growth strategies, financial results, cost reduction initiatives, impairment or other charges, acquisition and joint venture synergies, competitive strengths and changes in legislation or regulations. Words such as “expect,” “likely,” “outlook,” “forecast,” “would,” “could,” “should,” “can,” “will,” “project,” “intend,” “plan,” “goal,” “target,” “continue,” “sustain,” “synergy,” “on track,” “believe,” “seek,” “estimate,” “anticipate,” “may,” “possible,” “assume,” variations of such words and similar expressions are intended to identify such forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that could cause actual results to vary materially from those indicated, including, but not limited to, those relating to whether the costs associated with our store optimization plan will exceed current forecasts, our ability to realize expected savings and benefits in the amounts and at the times anticipated, the impact of private and public third-party payers efforts to reduce prescription drug reimbursements, the impact of generic prescription drug inflation, the timing and magnitude of  the impact of branded to generic drug conversions, the Purchase and Option Agreement and other agreements relating to our strategic partnership with Alliance Boots, the arrangements and transactions contemplated thereby and their possible effects, our commercial agreement with AmerisourceBergen, the arrangements and transactions contemplated by our framework agreement with AmerisourceBergen and Alliance Boots and their possible effects, the occurrence of any event, change or other circumstance that could give rise to the termination, cross-termination or modification of any of the transaction documents, the parties' ability to realize anticipated synergies and achieve anticipated financial, tax and operating results, the amount of costs, fees, expenses and charges incurred in connection with strategic transactions, the risks associated with transitions in supply arrangements, the risks associated with international business operations, the risks associated with governance and control matters in minority investments, the risks associated with equity investments in AmerisourceBergen including whether the warrants to invest in AmerisourceBergen will be exercised and the ramifications thereof, changes in vendor, payer and customer relationships and terms, changes in network participation and reimbursement and other terms, the operation and growth of our customer loyalty program, changes in economic and business conditions generally or in the markets in which we or Alliance Boots participate, competition, risks associated with new business areas and activities, risks associated with acquisitions, joint ventures, strategic investments and divestitures, including those associated with cross-border transactions and the integration of large, complex businesses, the ability to realize anticipated results from capital expenditures and cost reduction initiatives, the timing and amount of any impairment or other charges, outcomes of legal and regulatory matters, and changes in legislation, regulations or interpretations thereof.  These and other risks, assumptions and uncertainties are described in Item 1A (Risk Factors) of our most recent Annual Report on Form 10-K, and in other reports that we file or furnish with the Securities and Exchange Commission.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those indicated or anticipated by such forward-looking statements. Accordingly, you are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date they are made.  Except to the extent required by law, we do not undertake, and expressly disclaim, any duty or obligation to update publicly any forward-looking statement after the initial publication of such statement, whether as a result of new information, future events, changes in assumptions or otherwise.

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

Information regarding our interest rate swap transactions is set forth in Note 10 to our Consolidated Financial Statements.  These financial instruments are sensitive to changes in interest rates.  On November 30, 2014, we had $1.8 billion in long-term debt obligations that had floating interest rates. A one percentage point increase or decrease in interest rates would increase or decrease the annual interest expense we recognize and the cash we pay for interest expense by approximately $18 million.

In connection with the Purchase and Option Agreement with Alliance Boots and the transactions contemplated thereby, our exposure to foreign currency risks, primarily with respect to the British Pound Sterling, and to a lesser extent the Euro and certain other foreign currencies, is expected to increase.  We are exposed to the translation of foreign currency earnings to the U.S. dollar as a result of our 45% interest in Alliance Boots, which we account for using the equity method of accounting on a three-month lag.   This exposure will further increase if the second step transaction is completed.  Foreign currency forward contracts and other derivative instruments may be used from time to time in some instances to hedge in full or in part certain risks relating to foreign currency denominated assets and liabilities, intercompany transactions, and in connection with acquisitions, joint ventures or investments outside the United States.  As of November 30, 2014, we had foreign currency forwards of £4.0 billion (approximately $6.2 billion using November 30, 2014 exchange rates) and €600 million (approximately $747 million using November 30, 2014 exchange rates).  The Company entered an additional foreign currency forward on December 1, 2014 of €350 million (approximately $436 million using November 30, 2014 exchange rates).  These financial instruments are sensitive to changes in exchange rates.  A change in the exchange rates of one U.S. cent per Pound Sterling would increase or decrease other income by approximately $40 million and a change of one U.S. cent per Euro would increase or decrease other income by approximately $10 million.

Changes in AmerisourceBergen common stock price and equity volatility may have a significant impact on the value of the warrants to acquire AmerisourceBergen common stock described in Note 9 to our unaudited Consolidated Financial Statements.  As of November 30, 2014, a one dollar change in AmerisourceBergen’s common stock would, holding other factors constant, increase or decrease the fair value of the Company’s warrants by $23 million.  A one percent change in AmerisourceBergen’s equity volatility would, holding other factors constant, increase or decrease the fair value of the Company’s warrants by an immaterial amount.  Additionally, the Company holds an investment in AmerisourceBergen common stock.  As of November 30, 2014, a one dollar change in AmerisourceBergen common stock would increase or decrease the fair value of the Company’s investment by $11 million.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q.  The controls evaluation was conducted under the supervision and with the participation of the Company’s management, including its Chief Executive Officer (CEO) and Chief Financial Officer (CFO).  Based upon the controls evaluation, our CEO and CFO have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC, and that such information is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

In connection with the evaluation pursuant to Exchange Act Rule 13a-15(d) of the Company's internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) by the Company's management, including its CEO and CFO, no changes during the quarter ended November 30, 2014 were identified that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

The Company transitioned to a new general ledger system in the fiscal quarter ending November 30, 2014.  This is part of an ongoing initiative to enhance the overall design and operating effectiveness of the Company's financial reporting controls and is not in response to an identified internal control deficiency.  Management believes that controls over project development and implementation are adequate to assure there will be no material effect, or a reasonable likelihood of a material effect, on our internal control over financial reporting.

The Company expects to complete its acquisition of the remaining share capital of Alliance Boots on December 31, 2014, subject to customary closing conditions.  The Company has begun the process of evaluating Alliance Boots internal controls.  As permitted by related SEC staff interpretative guidance for newly acquired businesses, the Company expects to exclude Alliance Boots from management's assessment of the effectiveness of the Company's internal control over financial reporting for the allotted one year period post acquisition.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A “Risk Factors” in our Form 10-K for the year ended August 31, 2014, as amended, which could materially affect our business, financial condition or future results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)	The following table provides information about purchases by the Company during the quarter ended November 30, 2014 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act. Subject to applicable law, share purchases may be made in open market transactions, privately negotiated transactions, or pursuant to instruments and plans complying with Rule 10b5-1.

	Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Program (1)
9/1/2014 - 9/30/2014	8,022,588	$62.31	-	3,000,000,000
10/1/2014 - 10/31/2014	-	-	-	3,000,000,000
11/1/2014 -11/30/2014	-	-	-	3,000,000,000
Total	8,022,588	$62.31	-

(1)	In August 2014, the Board of Directors approved the 2014 share repurchase program which allows for the purchase of up to $3.0 billion of the Company’s common stock prior to its expiration on August 31, 2016.

Item 6.	Exhibits

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

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time.

Exhibit No.	Description	SEC Document Reference

2.1	Reorganization Agreement and Plan of Merger, dated October 17, 2014, by and among Walgreen Co., Walgreens Boots Alliance, Inc. and Ontario Merger Sub, Inc.	Incorporated by reference to Exhibit 2.3 to Walgreen Co.’s Annual Report on Form 10-K for the fiscal year ended August 31, 2014 (File No. 1-00604) filed with the SEC on October 20, 2014.

2.2
Amendment No. 1, dated December 23, 2014, to the Reorganization Agreement and Plan of Merger, dated October 17, 2014, by and among Walgreen Co., Walgreens Boots Alliance, Inc. and Ontario Merger Sub, Inc.
Incorporated by reference to Exhibit 2.1 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on December 24, 2014.

2.3
Amendment No. 2, dated December 29, 2014, to the Reorganization Agreement and Plan of Merger, dated October 17, 2014, as amended December 23, 2014, by and among Walgreen Co., Walgreens Boots Alliance, Inc. and Ontario Merger Sub, Inc.
Filed herewith.

3.1	Amended and Restated Articles of Incorporation of Walgreen Co.	Incorporated by reference to Exhibit 3.1 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on January 19, 2011.

3.2	Amended and Restated By-Laws of Walgreen Co., as amended effective as of August 2, 2012	Incorporated by reference to Exhibit 3.1 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on August 6, 2012.

4.9	Indenture dated November 18, 2014 among Walgreens Boots Alliance, Inc. and Wells Fargo Bank, National Association, as trustee.	Incorporated by reference to Exhibit 4.1 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on November 18, 2014.

4.10	Form of Floating Rate Notes due 2016.	Incorporated by reference to Exhibit 4.2 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on November 18, 2014.

4.11	Form of 1.750% Notes due 2017.	Incorporated by reference to Exhibit 4.3 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on November 18, 2014.

4.12	Form of 2.700% Notes due 2019.	Incorporated by reference to Exhibit 4.4 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on November 18, 2014.

4.13	Form of 3.300% Notes due 2021.	Incorporated by reference to Exhibit 4.5 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on November 18, 2014.

4.14	Form of 3.800% Notes due 2024.	Incorporated by reference to Exhibit 4.6 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on November 18, 2014.

4.15	Form of 4.500% Notes due 2034.	Incorporated by reference to Exhibit 4.7 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on November 18, 2014.

4.16	Form of 4.800% Notes due 2044.	Incorporated by reference to Exhibit 4.8 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on November 18, 2014.

4.17	Form of Guarantee of Walgreen Co.	Incorporated by reference to Exhibit 4.9 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on November 18, 2014.

4.18	Form of 2.875% Notes due 2020 (£).	Incorporated by reference to Exhibit 4.2 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on November 20, 2014.

4.19	Form of 3.600% Notes due 2025 (£).	Incorporated by reference to Exhibit 4.3 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on November 20, 2014.

4.20	Form of 2.125% Notes due 2026 (€).	Incorporated by reference to Exhibit 4.4 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on November 20, 2014.

4.21	Form of Guarantee of Walgreen Co.	Incorporated by reference to Exhibit 4.5 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on November 20, 2014.

10.1	Form of Restricted Stock Unit Award agreement (effective July 2014).	Incorporated by reference to Exhibit 10.3 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on August 8, 2014.

10.2	Form of Restricted Stock Unit Agreement, as amended (Special Transition Awards)	Incorporated by reference to Exhibit 10.2 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on December 24, 2014.

10.3	Form of Performance Share Award agreement (effective July 2014).	Incorporated by reference to Exhibit 10.4 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on August 8, 2014.

10.4	Form of Stock Option Award agreement (effective July 2014).	Incorporated by reference to Exhibit 10.5 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on August 8, 2014.

10.74	Nomination and Support Agreement, dated as of September 5, 2014, between JANA Partners LLC and Walgreen Co.	Incorporated by reference to Exhibit 99.1 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on September 8, 2014.

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
Incorporated by reference to Exhibit 10.2 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on November 12, 2014.

10.77
Revolving Credit Agreement, dated as of December 19, 2014, among Walgreen Co., Walgreens Boots Alliance, Inc., the lenders from time to time party thereto and Mizuho Bank, LTD., as administrative agent.
Incorporated by reference to Exhibit 10.1 to Walgreen Co.’s Current Report on Form 8-K (File No. 1-00604) filed with the SEC on December 24, 2014.

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

WALGREEN CO.
(Registrant)

Dated: 12/29/14	/s/ Timothy R. McLevish
Timothy R. McLevish
Executive Vice President and Chief Financial Officer

Dated: 12/29/14	/s/ T.J. Heidloff
Theodore J. Heidloff
Divisional Vice President – Accounting and Controller
(Principal Accounting Officer)